Form 10-Q
period 1994-03-31
MONONGAHELA POWER CO /OH/
filed 1994-05-13
CIK 67646

Page 1 of 14



                                  FORM 10-Q




                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.   20549




                Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934





For Quarter ended March 31, 1994

Commission File Number 1-5164




                          MONONGAHELA POWER COMPANY
           (Exact name of registrant as specified in its charter)




         Ohio                                     13-5229392
(State of Incorporation)              (I.R.S. Employer Identification No.)



             1310 Fairmont Avenue, Fairmont, West Virginia 26554

                        Telephone number 304-366-3000




     The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     At May 13, 1994, 5,891,000 shares of the common stock ($50 par value) of the registrant were outstanding, all of which is held by Allegheny Power System, Inc., the Company's parent.

                                MONONGAHELA POWER COMPANY

                       Form 10-Q for Quarter Ended March 31, 1994
                       __________________________________________



                                    Index
                                    _____




                                                                     Page
                                                                      No.
                                                                     ____

PART I - FINANCIAL INFORMATION:
______________________________

        Statement of income -
          Three months ended March 31, 1994 and 1993                   3

        Balance sheet -
          March 31, 1994 and December 31, 1993                         4

        Statement of cash flows -
          Three months ended March 31, 1994 and 1993                   5

        Notes to financial statements                                  6-7

        Management's discussion and analysis of financial condition
          and results of operations                                    8-12


PART II - OTHER INFORMATION                                           13-14
___________________________

                                                MONONGAHELA POWER COMPANY
                                                   Statement of Income
                                                _________________________



                                                                                              Three Months Ended
                                                                                                   March 31
                                                                                         ____________________________
                                                                                           1994                1993
                                                                                           ____                ____
                                                                                            (Thousands of Dollars)

ELECTRIC OPERATING REVENUES:
  Residential                                                                            $ 56,386             $ 50,471
  Commercial                                                                               29,551               27,131
  Industrial                                                                               50,571               47,660
  Nonaffiliated utilities                                                                  27,182               23,456
  Other, including affiliates                                                              24,219               16,824
                                                                                         ________             ________
          Total Operating Revenues                                                        187,909              165,542
                                                                                         ________             ________


OPERATING EXPENSES:
  Operation:
    Fuel                                                                                   42,811               40,407
    Purchased power and exchanges, net                                                     45,259               34,740
    Deferred power costs, net                                                               3,603                  130
    Other                                                                                  17,355               16,568
  Maintenance                                                                              17,909               16,668
  Depreciation                                                                             14,759               14,022
  Taxes other than income taxes                                                            10,841                8,752
  Federal and state income taxes                                                           11,078                9,966
                                                                                         ________             ________
          Total Operating Expenses                                                        163,615              141,253
                                                                                         ________             ________
          Operating Income                                                                 24,294               24,289
                                                                                         ________             ________


OTHER INCOME AND DEDUCTIONS:
  Allowance for other than borrowed funds
    used during construction                                                                  569                  736
  Other income, net                                                                         1,831                1,887
                                                                                         ________             ________
          Total Other Income and Deductions                                                 2,400                2,623
                                                                                         ________             ________
          Income Before Interest Charges                                                   26,694               26,912
                                                                                         ________             ________


INTEREST CHARGES:
  Interest on long-term debt                                                                8,738                8,889
  Other interest                                                                              798                  315
  Allowance for borrowed funds used during
    construction                                                                             (422)                (544)
                                                                                         ________             ________
          Total Interest Charges                                                            9,114                8,660
                                                                                         ________             ________

NET INCOME                                                                               $ 17,580             $ 18,252

                                                                                         ________             ________
                                                                                         ________             ________


See accompanying notes to financial statements.

                                                          - 4 -

                                                MONONGAHELA POWER COMPANY

                                                       Balance Sheet
                                                _________________________

                                                                              March 31                 December 31
                                                                                1994                       1993
                                                                            ____________               ___________
ASSETS:                                                                              (Thousands of Dollars)
  Property, Plant, and Equipment:
    At original cost, including $141,911,000 and
      $144,621,000 under construction                                        $1,699,464                $1,684,322
    Accumulated depreciation                                                   (675,442)                 (664,947)
                                                                             __________                __________
                                                                              1,024,022                 1,019,375
                                                                             __________                __________
  Investments:
    Allegheny Generating Company - common stock at equity                        61,215                    61,698
    Other                                                                           576                       595
                                                                             __________                __________
                                                                                 61,791                    62,293
                                                                             __________                __________
  Current Assets:
    Cash                                                                            123                       135
    Accounts receivable:
      Electric service, net of $1,240,000 and $1,084,000
        uncollectible allowance                                                  53,998                    48,995
      Affiliated and Other                                                       14,246                    14,596
    Materials and supplies - at average cost:
      Operating and construction                                                 23,233                    22,393
      Fuel                                                                       19,674                    19,904
    Property taxes                                                               12,833                    15,443
    Deferred power costs                                                          7,220                    10,823
    Other                                                                         3,398                     8,117
                                                                             __________                __________
                                                                                134,725                   140,406
                                                                             __________                __________
  Deferred Charges:
    Regulatory assets                                                           164,492                   162,842
    Unamortized loss on reacquired debt                                          12,047                    12,229
    Other                                                                        16,284                    10,308
                                                                             __________                __________
                                                                                192,823                   185,379
                                                                             __________                __________
    Total Assets                                                             $1,413,361                $1,407,453
                                                                             __________                __________
                                                                             __________                __________


CAPITALIZATION AND LIABILITIES:
  Capitalization:
    Common stock                                                             $  294,550                $  294,550
    Other paid-in capital                                                         2,994                     2,994
    Retained earnings                                                           188,462                   185,486
                                                                             __________                __________
                                                                                486,006                   483,030
    Preferred stock - not subject to mandatory redemption                        64,000                    64,000
    Long-term debt                                                              461,170                   460,129
                                                                             __________                __________
                                                                              1,011,176                 1,007,159
                                                                             __________                __________
  Current Liabilities:
    Short-term debt                                                              61,272                    63,100
    Accounts payable                                                             24,298                    31,752
    Accounts payable to affiliates                                                8,165                     8,184
    Taxes accrued:
      Federal and state income                                                   12,609                      -
      Other                                                                      14,992                    21,261
    Interest accrued                                                             10,497                    10,641
    Other                                                                        22,409                    18,994
                                                                             __________                __________
                                                                                154,242                   153,932
                                                                             __________                __________
  Deferred Credits and Other Liabilities:
    Unamortized investment credit                                                26,346                    26,883
    Deferred income taxes                                                       192,733                   192,466
    Regulatory liabilities                                                       19,080                    19,179
    Other                                                                         9,784                     7,834
                                                                             __________                __________
                                                                                247,943                   246,362
                                                                             __________                __________
    Total Capitalization and Liabilities                                     $1,413,361                $1,407,453
                                                                             __________                __________
                                                                             __________                __________

See the accompanying notes to financial statements.


                                                MONONGAHELA POWER COMPANY

                                                 Statement of Cash Flows
                                                _________________________



                                                                                            Three Months Ended
                                                                                                 March 31
                                                                                          _______________________
                                                                                             1994            1993
                                                                                             ____            ____
                                                                                           (Thousands of Dollars)

CASH FLOWS FROM OPERATIONS:
  Net income                                                                              $ 17,580         $ 18,252
  Depreciation                                                                              14,759           14,022
  Deferred investment credit and income taxes, net                                          (2,088)             994
  Deferred power costs, net                                                                  3,603              130
  Unconsolidated subsidiaries' dividends in excess of earnings                                 502              702
  Allowance for other than borrowed funds used during construction                            (569)            (736)
  Changes in certain current assets and liabilities:
    Accounts receivable, net                                                                (4,653)          (2,835)
    Materials and supplies                                                                    (610)          (2,314)
    Accounts payable                                                                        (7,473)          (8,499)
    Taxes accrued                                                                            6,340            1,337
    Interest accrued                                                                          (144)              (5)
  Other, net                                                                                 7,571            9,569
                                                                                          ________         ________
                                                                                            34,818           30,617
                                                                                          ________         ________

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                                (19,937)         (25,981)
  Allowance for other than borrowed funds used
    during construction                                                                        569              736
                                                                                          ________         ________
                                                                                           (19,368)         (25,245)
                                                                                          ________         ________

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                                   971              612
  Short-term debt, net                                                                      (1,828)           7,570
  Dividends on capital stock:
    Preferred stock                                                                         (1,115)          (1,115)
    Common stock                                                                           (13,490)         (12,430)
                                                                                          ________         ________
                                                                                           (15,462)          (5,363)
                                                                                          ________         ________

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                         $    (12)        $      9
Cash and Temporary Cash Investments at January 1                                               135              115
                                                                                          ________         ________
Cash and Temporary Cash Investments at March 31                                           $    123         $    124
                                                                                          ________         ________
                                                                                          ________         ________

Supplemental cash flow information:
  Cash paid during the quarter for:
    Interest (net of amount capitalized)                                                  $  8,967         $  8,464
    Income taxes                                                                              -                  30



See accompanying notes to financial statements.

                                                MONONGAHELA POWER COMPANY
                                              Notes to Financial Statements
                                              _____________________________


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1993 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1994 and 1993.

2. The Statement of Income reflects the results of past operations and is not intended as any representation as to future results. For purposes of the Balance Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

3.  The Company owns 27% of the common stock of Allegheny Generating Company
    (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Power Company, an unaffiliated utility. Following is a summary of income statement information for AGC:

                                                                              Three Months Ended
                                                                                   March 31
                                                                              __________________
                                                                               1994         1993
                                                                               ____         ____
                                                                            (Thousands of Dollars)

             Electric operating revenues                                $22,431          $23,423
                                                                        _______          _______
             Operation and maintenance expense                            1,833            1,678
             Depreciation                                                 4,236            4,226
             Taxes other than income taxes                                1,340            1,297
             Federal income taxes                                         3,513            3,404
             Interest charges                                             4,426            5,602
             Other income, net                                               (2)              (3)
                                                                        _______          _______
             Net income                                                 $ 7,085          $ 7,219
                                                                        _______          _______
                                                                        _______          _______

      The Company's share of the equity in earnings above was $1.9 million for each of the three months ended March 31, 1994 and 1993, and was included in other income, net, on the Statement of Income.

4. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                                            Three Months Ended
                                                                                 March 31
                                                                            __________________
                                                                            1994          1993
                                                                            ____          ____

                    Number of Shares                                    5,891,000            5,891,000
                    Amount per Share                                      $2.29                $2.11

  Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

                                  MONONGAHELA POWER COMPANY

                  Management's Discussion and Analysis of Financial Condition
                                   and Results of Operations
                  ___________________________________________________________



                 COMPARISON OF FIRST QUARTER OF 1994 WITH FIRST QUARTER OF 1993

NET INCOME

    Net income for the first quarter of 1994 was $17.6 million compared with $18.3 for the corresponding 1993 period. The decrease in net income for the first quarter of 1994 reflects increased taxes, maintenance, and other expenses, offset in part by greater kilowatthour (kWh) sales to retail customers. Retail sales in the first quarter of 1994 were favorably affected by record setting cold temperatures in January 1994.

SALES AND REVENUES

   Retail kWh sales to residential, commercial, and industrial customers increased 8%, 4%, and 2%, respectively. The increase in kWh sales to residential and commercial customers was primarily due to an increase in weather-related sales. In mid-January 1994, the coldest temperatures ever recorded in much of the Company's service territory resulted in heating degree days which were 44% over the prior January and 15% above normal.
The increase in kWh sales to industrial customers was primarily due to higher sales to primary metals, chemical, and coal mining customers. The 9% increase in revenues from retail customers resulted from the following:

                                                                               Increase from Prior Period
                                                                               __________________________
                                                                                  (Millions of Dollars)

                  Increased kWh sales                                                         $ 3.0
                  Fuel and energy cost adjustment clauses (1)                                   6.4
                  Rate increases (2)                                                            1.5
                  Other                                                                          .3
                                                                                              _____
                                                                                              $11.2
                                                                                              _____
                                                                                              _____


     (1) Changes in revenues from fuel and energy cost adjustment clauses have no effect on net income.

     (2) Reflects a surcharge in West Virginia for recovery of carrying charges on expenditures to comply with the Clean Air Act
         Amendments of 1990 (CAAA), designed to produce $3.1 million on an annual basis effective July 1, 1992, which was increased to $8.7 million on an annual basis effective on July 1, 1993.

  KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                                                                         Three Months Ended
                                                                                              March 31
                                                                                         __________________
                                                                                          1994            1993
                                                                                          ____            ____
KWh sales (in billions):
  From Company generation                                                                   .1              .2
  From purchased power                                                                      .8              .7
                                                                                         _____           _____
                                                                                            .9              .9
                                                                                         _____           _____
                                                                                         _____           _____

Revenues (in millions):
  From Company generation                                                                $ 3.0           $ 4.4
  From sales of purchased power                                                           24.2            19.1
                                                                                         _____           _____
                                                                                         $27.2           $23.5
                                                                                         _____           _____
                                                                                         _____           _____

       Sales from Company generation decreased because of growth of kWh sales to retail customers and generating unit outages, both of which reduces the amount available for sale, and continuing price competition. Increased sales from purchased power were due to increased demand resulting primarily from reduced availability of eastern utilities' generation equipment.

       The increase in other revenues resulted primarily from an increase in sales of capacity, energy, and spinning reserve to other affiliated companies because of additional capacity and energy available from a new PURPA project commencing in July 1993. About 90% of the aggregate benefits from sales to affiliated and nonaffiliated utilities is passed on to retail customers and has little effect on net income.

OPERATING EXPENSES

       Fuel expenses increased 6% due to a 3% increase in kWh generated, a 2% increase in average coal prices, and a 1% increase in heat rate. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

       "Purchased power and exchanges, net" represents power purchases from and exchanges with nonaffiliated utilities, purchases from qualified facilities under the Public Utility Regulatory Policies Act of
1978 (PURPA), capacity charges paid to Allegheny Generating Company
(AGC), and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Power System at any given time, and is comprised of the following items:

                                                         - 10 -

                                                                                        Three Months Ended
                                                                                            March 31
                                                                                     ________________________
                                                                                     1994                1993
                                                                                     ____                ____

                                                                                      (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    For resale to other utilities                                                   $21.4               $17.4
    From PURPA generation                                                            14.5                10.8
    Other                                                                             3.2                  .6
  Power exchanges, net                                                                 .8                 -
Affiliated transactions:
  AGC capacity charges                                                                5.3                 5.8
  Energy and spinning reserve charges                                                  .1                  .1
                                                                                    _____               _____
                                                                                    $45.3               $34.7
                                                                                    _____               _____
                                                                                    _____               _____

       The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made. The cost of power purchased for use by the Company, including power from PURPA generation and affiliated companies, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on net income. As described under SALES AND REVENUES above, the increase in sales to retail customers combined with generating unit outages resulted in increased purchases from nonaffiliated utilities. The increase in purchases from PURPA generation reflects additional generation from a new
PURPA project commencing in July 1993. The primary reason for the fluctuation in purchases for resale to nonaffiliated utilities is also described under SALES AND REVENUES above.

  The increase in other operation expense resulted primarily from provisions for claims related to previously reported asbestos suits and a superfund site cleanup.

        Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. In early January 1994, the Company experienced the worst storm in its history with approximately $7 million of damage to its facilities. These expenses were deferred pending rate recovery which has been requested in a rate case filing made on January 18, 1994. The Company is experiencing, and expects to continue to experience, increased expenditures due to the aging of its power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul, the amount of work found necessary when equipment is dismantled, and outage requirements to comply with the CAAA.

          The increase in depreciation expense resulted from additions to electric plant. Because of the increased levels of capital expenditures expected as a result of the CAAA and the replacement of aging equipment at the Company's power stations, depreciation expense is expected to increase significantly over the next few years.

       Taxes other than income taxes increased $2.1 million primarily due to increased West Virginia Business and Occupation taxes due to increased generation within that state ($1.3 million) and increased gross receipts taxes resulting from higher revenues from retail customers ($.3 million).

       The net increase of $1.1 million in federal and state income taxes resulted primarily from an increase in income before taxes and an increase in the federal income tax rate pursuant to the Revenue
Reconciliation Act of 1993 enacted in August 1993.

       Fluctuations in other interest expense as well as other income, net, reflect changes in the levels of temporary investments and short-term debt maintained by the Company.

                                             LIQUIDITY AND CAPITAL RESOURCES

          The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993, should be read with the following information.

       On January 18, 1994, the Company filed an application with the Public Service Commission of West Virginia for a base rate increase designed to produce $61.3 million in additional annual revenues. This increase, along with additional rate increase requests to be filed in Ohio and with the Federal Energy Regulatory Commission for wholesale customers, includes recovery of the remaining carrying charges on investment, depreciation, and all operating costs required to comply with Phase I of the CAAA, and other increasing levels of expenses. It is expected that the Company will begin to receive additional revenues from these rate cases on or about the time it begins to incur additional depreciation and operating costs for the scrubbers to be placed in service on or before January 1, 1995.

      On May 11, 1994, the Company issued 500,000 shares of $7.73 preferred stock with a par value of $100 per share.

       In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

      As previously reported, the Company is currently named as a defendant along with multiple other affiliated and nonaffiliated defendants in 2,056 pending asbestos cases involving multiple plaintiffs. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense and it is believed that more than half of the cases relate solely to nonaffiliated defendants. The Company believes that the remaining cases involving the Company and its affiliates are without merit and that provisions for liabilities are such that these suits will not have a material effect on its financial position.

       As also previously reported, the Company and its affiliates and approximately 875 others have been identified by the Environmental Protection Agency as potentially responsible parties in a superfund site subject to cleanup. The Company believes that provisions for liabilities are such that costs incurred in connection with remediation efforts will not have a material effect on its financial position.

                                                MONONGAHELA POWER COMPANY

                                         Part II-Other Information to Form 10-Q
                                            for Quarter Ended March 31, 1994
                                         ______________________________________


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
_______           __________________________________________________

         1.    (a)    Date and Kind of Meeting:

                      The annual meeting of shareholders was held at Fairmont, West Virginia, on April 18,
                      1994.  No proxies were solicited.

               (b)    Election of Directors:

                      The holder of all 5,891,000 shares of common stock voted to elect the following Directors of the Company to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

           Eleanor Baum                                   Frank A. Metz, Jr.
           William L. Bennett                             Clarence F. Michalis*
           Klaus Bergman                                  Steven H. Rice
           Stanley I. Garnett, II                         Gunnar E. Sarsten
           Benjamin H. Hayes                              Peter L. Shea
           Phillip E. Lint                                Peter J. Skrgic
           Edward H. Malone

        *Resigned effective May 1, 1994.

          2.    (a)    Date and Kind of Meeting:

                       The Board of Directors at a meeting held on April 28, 1994, adopted by resolution a form of charter amendment and delegated to certain officers the authority to sell up to $85 million of the Company's Cumulative Preferred Stock within the parameters previously adopted by the Board and to insert therein the series and terms of the Preferred Stock to be sold and to file the same with the appropriate
                       State officials to make the amendment
                       effective. On May 4, 1994, the officers under their delegated authority sold the pre-ferred stock and inserted the series and terms thereof in the Charter Amendment form previously adopted by the Board and filed the Charter Amendment with the Ohio Secretary of State's Office on May 5, 1994. The new Charter Amendment provides for the issuance by the Company and the terms of $50 million of the Company's Cumulative Preferred Stock, Series L.

                (c)    Other Matters Voted Upon:

                (1) The holder of all of the outstanding common stock of the Company consented in writing on April 28, 1994 to an amendment of the Company's Code of Regulations effective May 1, 1994, which

                       A. decreases the number of directors from thirteen to twelve.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)    (3)(ii)  Code of Regulations of Monongahela Power Company,
                          as amended May 1, 1994.

          (b) On May 12, 1994, the Company filed a report on Form 8-K, including an exhibit consisting of a charter amendment effective May 5, 1994.



                                                        Signature
                                                        _________

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MONONGAHELA POWER COMPANY



May 13, 1994                                           RICHARD E. MYERS
                                                 __________________________

                                                       Richard E. Myers,
                                                          Comptroller
                                                  (Chief Accounting Officer)