Form 10-Q
period 1994-06-30
MONONGAHELA POWER CO /OH/
filed 1994-08-12
CIK 67646

Page 1 of 13



                                                FORM 10-Q




                                   SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON, D. C.   20549




                              Quarterly Report Under Section 13 or 15(d) of
                                   the Securities Exchange Act of 1934





For Quarter ended June 30, 1994

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

     At August 12, 1994, 5,891,000 shares of the common stock ($50 par value) of the registrant were outstanding, all of which is held by Allegheny Power System, Inc., the Company's parent.

                                        MONONGAHELA POWER COMPANY

                                Form 10-Q for Quarter Ended June 30, 1994
                                _________________________________________




                                                  Index
                                                  _____






                                                                     Page
                                                                      No.
                                                                     ____

PART I - FINANCIAL INFORMATION:
______________________________

  Statement of income -
    Three and six months ended June 30, 1994 and 1993                 3

  Balance sheet -
    June 30, 1994 and December 31, 1993                               4

  Statement of cash flows -
    Six months ended June 30, 1994 and 1993                           5

  Notes to financial statements                                       6 - 7

  Management's discussion and analysis of financial condition
    and results of operations                                         8 - 12


PART II - OTHER INFORMATION                                           13
___________________________

                                                      - 3 -



                                            MONONGAHELA POWER COMPANY
                                               Statement of Income
                                            _________________________



                                                     Three Months Ended                 Six Months Ended
                                                           June 30                           June 30
                                                     __________________                _________________
                                                      1994           1993              1994          1993
                                                      ____           ____              ____          ____
                                                                     (Thousands of Dollars)

ELECTRIC OPERATING REVENUES:
  Residential                                       $ 41,768       $ 39,484          $ 98,154      $ 89,955
  Commercial                                          26,881         24,878            56,432        52,009
  Industrial                                          48,849         45,153            99,420        92,813
  Nonaffiliated utilities                             17,836         22,613            45,018        46,069
  Other, including affiliates                         22,606         13,113            46,825        29,937
                                                    ________       ________          ________      ________
          Total Operating Revenues                   157,940        145,241           345,849       310,783
                                                    ________       ________          ________      ________


OPERATING EXPENSES:
  Operation:
    Fuel                                              36,075         33,247            78,886        73,654
    Purchased power and exchanges, net                38,655         35,072            83,914        69,812
    Deferred power costs, net                            845         (1,575)            4,448        (1,445)
    Other                                             17,627         16,738            34,982        33,306
  Maintenance                                         16,447         16,737            34,356        33,405
  Depreciation                                        14,708         14,125            29,467        28,147
  Taxes other than income taxes                        9,944          7,651            20,785        16,403
  Federal and state income taxes                       6,784          6,072            17,862        16,038
                                                    ________       ________          ________      ________
          Total Operating Expenses                   141,085        128,067           304,700       269,320
                                                    ________       ________          ________      ________
          Operating Income                            16,855         17,174            41,149        41,463
                                                    ________       ________          ________      ________

OTHER INCOME AND DEDUCTIONS:
  Allowance for other than borrowed funds
    used during construction                             514          1,145             1,083         1,881
  Other income, net                                    1,786          2,048             3,617         3,935
                                                    ________       ________          ________      ________
          Total Other Income and Deductions            2,300          3,193             4,700         5,816
                                                    ________       ________          ________      ________
          Income Before Interest Charges              19,155         20,367            45,849        47,279
                                                    ________       ________          ________      ________

INTEREST CHARGES:
  Interest on long-term debt                           8,739          9,189            17,477        18,078
  Other interest                                         683            450             1,481           765
  Allowance for borrowed funds used during
    construction                                        (489)          (843)             (911)       (1,387)
                                                    ________       ________          ________      ________
          Total Interest Charges                       8,933          8,796            18,047        17,456
                                                    ________       ________          ________      ________

NET INCOME                                          $ 10,222       $ 11,571          $ 27,802      $ 29,823
                                                    ________       ________          ________      ________
                                                    ________       ________          ________      ________
See accompanying notes to financial statements.

                                                      - 4 -

                                            MONONGAHELA POWER COMPANY

                                                   Balance Sheet
                                            _________________________

                                                                      June 30                December 31
                                                                        1994                     1993
                                                                      _______                ___________
ASSETS:                                                                      (Thousands of Dollars)
  Property, Plant, and Equipment:
    At original cost, including $152,717,000 and
      $144,621,000 under construction                                $1,721,755              $1,684,322
    Accumulated depreciation                                           (685,616)               (664,947)
                                                                     __________              __________
                                                                      1,036,139               1,019,375
                                                                     __________              __________
  Investments:
    Allegheny Generating Company - common stock at equity                60,647                  61,698
    Other                                                                   555                     595
                                                                     __________              __________
                                                                         61,202                  62,293
                                                                     __________              __________
  Current Assets:
    Cash                                                                    170                     135
    Accounts receivable:
      Electric service, net of $1,190,000 and $1,084,000
        uncollectible allowance                                          45,113                  48,995
      Affiliated and Other                                               16,158                  14,596
    Materials and supplies - at average cost:
      Operating and construction                                         23,313                  22,393
      Fuel                                                               23,147                  19,904
    Property taxes                                                       10,222                  15,443
    Deferred power costs                                                  6,376                  10,823
    Other                                                                 3,784                   8,117
                                                                     __________              __________
                                                                        128,283                 140,406
                                                                     __________              __________
  Deferred Charges:
    Regulatory assets                                                   165,630                 162,842
    Unamortized loss on reacquired debt                                  11,864                  12,229
    Other                                                                16,944                  10,308
                                                                     __________              __________
                                                                        194,438                 185,379
                                                                     __________              __________
    Total Assets                                                     $1,420,062              $1,407,453
                                                                     __________              __________
                                                                     __________              __________


CAPITALIZATION AND LIABILITIES:
  Capitalization:
    Common stock                                                     $  294,550              $  294,550
    Other paid-in capital                                                 2,629                   2,994
    Retained earnings                                                   183,326                 185,486
                                                                     __________              __________
                                                                        480,505                 483,030
    Preferred stock - not subject to mandatory redemption               114,000                  64,000
    Long-term debt                                                      461,242                 460,129
                                                                     __________              __________
                                                                      1,055,747               1,007,159
                                                                     __________              __________
  Current Liabilities:
    Short-term debt                                                      33,700                  63,100
    Accounts payable                                                     25,769                  31,752
    Accounts payable to affiliates                                        7,342                   8,184
    Taxes accrued:
      Federal and state income                                              433                    -
      Other                                                              13,668                  21,261
    Interest accrued                                                     10,566                  10,641
    Other                                                                23,773                  18,994
                                                                     __________              __________
                                                                        115,251                 153,932
                                                                     __________              __________
  Deferred Credits and Other Liabilities:
    Unamortized investment credit                                        25,809                  26,883
    Deferred income taxes                                               194,093                 192,466
    Regulatory liabilities                                               18,717                  19,179
    Other                                                                10,445                   7,834
                                                                     __________              __________
                                                                        249,064                 246,362
                                                                     __________              __________
    Total Capitalization and Liabilities                             $1,420,062              $1,407,453
                                                                     __________              __________
                                                                     __________              __________


See the accompanying notes to financial statements.

                                                      - 5 -


                                            MONONGAHELA POWER COMPANY

                                             Statement of Cash Flows
                                            _________________________

                                                                                   Six Months Ended
                                                                                         June 30
                                                                                 _______________________
                                                                                    1994           1993
                                                                                    ____           ____
                                                                                  (Thousands of Dollars)

CASH FLOWS FROM OPERATIONS:
  Net income                                                                     $ 27,802        $ 29,823
  Depreciation                                                                     29,467          28,147
  Deferred investment credit and income taxes, net                                 (2,000)          3,016
  Deferred power costs, net                                                         4,448          (1,445)
  Unconsolidated subsidiaries' dividends in excess of earnings                      1,091           1,333
  Allowance for other than borrowed funds used during construction                 (1,083)         (1,881)
  Changes in certain current assets and liabilities:
    Accounts receivable, net                                                        2,320           5,212
    Materials and supplies                                                         (4,163)           (170)
    Other current assets                                                            9,553           6,041
    Accounts payable                                                               (6,825)        (14,143)
    Taxes accrued                                                                  (7,160)        (11,243)
    Interest accrued                                                                  (75)            194
    Other current liabilities                                                       6,607           6,572
  Other, net                                                                       (4,474)         (1,381)
                                                                                 ________        ________
                                                                                   55,508          50,075
                                                                                 ________        ________

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                       (47,800)        (61,406)
  Allowance for other than borrowed funds used
    during construction                                                             1,083           1,881
                                                                                 ________        ________
                                                                                  (46,717)        (59,525)
                                                                                 ________        ________

CASH FLOWS FROM FINANCING:
  Sale of preferred stock                                                          49,635            -
  Issuance of long-term debt                                                          971          73,399
  Retirement of long-term debt                                                       -            (68,471)
  Short-term debt, net                                                            (29,400)         31,530
  Dividends on capital stock:
    Preferred stock                                                                (3,099)         (2,229)
    Common stock                                                                  (26,863)        (24,742)
                                                                                 ________        ________
                                                                                   (8,756)          9,487
                                                                                 ________        ________

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                      35              37
Cash and Temporary Cash Investments at January 1                                      135             115
                                                                                 ________        ________
Cash and Temporary Cash Investments at June 30                                   $    170        $    152
                                                                                 ________        ________
                                                                                 ________        ________
Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                         $ 17,540        $ 17,151
    Income taxes                                                                   16,563          15,423


See accompanying notes to financial statements.

                                    MONONGAHELA POWER COMPANY
                                  Notes to Financial Statements
                                  _____________________________


1. The Company's Notes to Financial Statements in the Allegheny Power System companies'combined Annual Report on Form 10-K for the year ended December 31, 1993, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1993 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1994, the results of operations for the three and six months ended June 30, 1994 and 1993, and cash flows for the six months ended June 30, 1994 and 1993.

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

3. On May 11, 1994, the Company issued $50 million of $100 par value cumulative preferred stock with a dividend of $7.73. Proceeds from the sale were used to repay outstanding short-term debt and for other corporate purposes.

4. The Company owns 27% of the common stock of Allegheny Generating Company
   (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Power Company, an unaffiliated utility. Following is a summary of income statement information for AGC:

                                                  Three Months Ended             Six Months Ended
                                                        June 30                       June 30
                                                  __________________             ________________
                                                  1994             1993          1994          1993
                                                  ____             ____          ____          ____
                                                           (Thousands of Dollars)

       Electric operating revenues                $21,869        $23,730        $44,300      $47,153
                                                                 _______        _______      ______________
                                                                 _______        _______      ______________
       Operation & maintenance
         expense                                    1,444          1,963          3,277        3,641
       Depreciation                                 4,236          4,226          8,472        8,452
       Taxes other than income taxes                1,528          1,302          2,868        2,599
       Federal income taxes                         3,408          3,494          6,921        6,898
       Interest charges                             4,487          5,357          8,913       10,959
       Other income, net                               (5)           (90)            (7)         (93)
                                                                 _______        _______      ______________
       Net income                                 $ 6,771        $ 7,478        $13,856      $14,697
                                                                 _______        _______      ______________
                                                                 _______        _______      ______________

   The Company's share of the equity in earnings above was $1.8 million and $2.0 million for the three months ended June 30, 1994 and 1993, respectively, and $3.7 million and $4.0 million for the six months ended June 30, 1994 and 1993, respectively. These amounts were included in other income, net, on the Statement of Income.

5. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                           1994                                    1993
                                __________________________               _______________________
                                  1st                    2nd                1st               2nd
                                Quarter                Quarter            Quarter           Quarter
                                _______                _______            _______           _______

       Number of Shares           5,891,000           5,891,000          5,891,000        5,891,000
       Amount per Share             $2.29               $2.27              $2.11            $2.09

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

                                    MONONGAHELA POWER COMPANY

                   Management's Discussion and Analysis of Financial Condition
                                    and Results of Operations
                   ___________________________________________________________


                 COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1994
                     WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1993

NET INCOME

         Net income for the second quarter and first six months of 1994 was $10.2 million and $27.8 million, respectively, compared with $11.6 million and $29.8 million for the corresponding 1993 periods. The decreases in net income for the second quarter and first six months of 1994 reflect increased taxes, depreciation, and other expenses, offset in part by greater kilowatthour (kWh) sales to retail customers.

SALES AND REVENUES

         Retail kWh sales to residential, commercial, and industrial customers increased 1%, 3%, and 4% for the second quarter and 5%, 3%, and 3% for the first six months, respectively. The increase in kWh sales to residential and commercial customers was primarily due to variances in weather-related sales. Record cold temperatures in mid-January 1994 contributing to first quarter 1994 residential and commercial kWh sales increases of 8% and 4%, respectively, were followed by milder temperatures and lower kWh sales in April and May 1994. These milder temperatures were followed by higher-than-normal temperatures and increased kWh sales in June
1994 reflecting a 45% increase in cooling degree days over June 1993 and a 51% increase above normal. The increases in kWh sales to industrial customers resulted primarily from increased sales to coal mining and chemical customers. Industrial sales were adversely affected in the second quarter of 1994 by fires at two large industrial customers, both of which are expected to be substantially returned to normal service by the fourth quarter of 1994. The increase in revenues from retail customers resulted from the following:



                                                      - 9 -


                                                                   Increase from Prior Periods
                                                                   ___________________________
                                                                       Quarter            Six Months
                                                                       _______            __________
                                                                        (Millions of Dollars)

             Increased kWh sales                                         $1.3                $ 4.3
             Fuel and energy cost adjustment clauses (1)                  5.2                 11.6
             Rate increases (2)                                           1.3                  2.8
             Other                                                         .2                   .5
                                                                         ____                _____

                                                                         $8.0                $19.2
                                                                         ____                _____
                                                                         ____                _____

(1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.

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

    KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                                  Three Months Ended              Six Months Ended
                                                       June 30                         June 30
                                                  __________________              ________________
                                                 1994             1993            1994         1993
                                                 ____             ____            ____         ____
                                                 ____             ____            ____         ____
KWh sales (in billions):
  From Company generation                          .1               .2              .2           .3
  From purchased power                             .4               .6             1.2          1.4
                                                _____            _____           _____        _____
                                                   .5               .8             1.4          1.7
                                                _____            _____          ______        _____
                                                _____            _____          ______        _____

Revenues (in millions):
  From Company generation                       $ 2.4            $ 3.3           $ 5.4        $ 7.7
  From sales of purchased power                  15.4             19.3            39.6         38.4
                                                _____            _____           _____        _____
                                                $17.8            $22.6           $45.0        $46.1
                                                _____            _____           _____        _____
                                                _____            _____           _____        _____

    Sales from Company generation decreased because of growth of kWh sales to retail customers and generating unit outages, both of which reduce the amount available for sale, and continuing price competition. Sales from purchased power varies depending on the availability of eastern utilities'generating equipment, demand for energy, and competition.

    The increase in other revenues resulted primarily from an increase in sales of capacity, energy, and spinning reserve to affiliated companies because of additional capacity and energy available from a new qualified facility under the Public Utility Regulatory Policies Act of 1978 (PURPA) commencing in July 1993. About 90% of the aggregate benefits from sales to affiliated and nonaffiliated utilities is passed on to retail customers and has little effect on net income.

OPERATING EXPENSES

    Fuel expenses for the second quarter and the first six months of 1994 increased 9% and 7%, respectively, due primarily to an increase in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

    "Purchased power and exchanges, net" represents power purchases from and exchanges with other utilities and purchases from PURPA projects, and is comprised of the following items:

                                                        Three Months Ended           Six Months Ended
                                                             June 30                     June 30
                                                        __________________           ________________
                                                           1994           1993         1994          1993
                                                           ____           ____         ____          ____
                                                                  (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    For resale to other utilities                         $13.6           $16.4       $35.0         $33.8
    From PURPA generation                                  17.8            12.0        32.3          22.8
    Other                                                   2.3              .9         5.4           1.5
  Power exchanges, net                                      (.6)            (.5)         .2           (.4)
Affiliated transactions:
  AGC capacity charges                                      5.3             5.9        10.6          11.7
  Energy and spinning reserve charges                        .3              .4          .4            .4
                                                          _____           _____       _____         _____
                                                          $38.7           $35.1       $83.9         $69.8
                                                          _____           _____       _____         _____
                                                          _____           _____       _____         _____

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

    The increases in other operation expenses resulted primarily from previously reported asbestos suits and a superfund site cleanup, and an SEC-directed larger allocation of the Parent's corporate expenses for shareholder-related activities.

             Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system.
In early January 1994, the Company experienced the worst storm in its history with nearly $7

                                  - 11 -
million of damage to its facilities. These expenses were deferred pending rate recovery which has been requested in a rate case filing made on January 18, 1994. The Company is experiencing, and expects to continue to experience, increased expenditures due to the aging of its power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul, the amount of work found necessary when equipment is dismantled, and outage requirements to comply with the CAAA.

    The increase in depreciation expense for the second quarter and first six months of 1994 resulted primarily from additions to electric plant. As part of the ratemaking process, the Company was required to file a "depreciation" rate case in 1994 in order to establish an appropriate ongoing level of depreciation. The last such case was adjudicated in 1985. The result of the current case will be a reduction in depreciation rates in November 1994, concurrent with new revenues from the January 18, 1994 general rate case described above and a further reduction in January 1996. These reductions of about $7 million and $4 million, respectively, will result in depreciation rates for the Company which are comparable to those of other electric utilities, particularly those providing service in West Virginia.
Because of the increased levels of capital expenditures as a result of the CAAA and the replacement of aging equipment at the Company's power stations, depreciation expense is expected to increase over the next few years, offset by the reductions described.

    Taxes other than income taxes increased $2.3 million and $4.4 million for the second quarter and first six months of 1994, respectively, due primarily to increases in gross receipts taxes resulting from higher revenues from retail customers. The net increases of $.7 million and $1.8 million in federal and state income taxes for the second quarter and first six-month periods, respectively, resulted from an increase in income before taxes, an increase in the federal income tax rate pursuant to the Revenue Reconciliation Act of 1993 enacted in August 1993, and certain flow-thru income tax deductions recorded in 1993.

    The combined decreases of $1.0 million and $1.3 million in allowance for funds used during construction (AFUDC) for the second quarter and first six-month periods, respectively, reflect increases in the current recovery of carrying charges on CAAA expenditures in lieu of recording AFUDC.

    Interest on long-term debt decreased $.5 million for the second quarter and $.6 million for the first six months due primarily to interest savings from debt refinancings in 1993. Fluctuations in other interest expense as well as other income, net, reflect changes in the levels of short-term debt and temporary investments maintained by the companies.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993, should be read with the following information.

    On January 18, 1994, the Company filed an application with the Public Service Commission of West Virginia for a base rate increase designed to produce $61.3 million in additional annual revenues. This increase, along with additional rate increase requests to be filed in Ohio and at the Federal Energy Regulatory Commission for wholesale customers, includes recovery of the remaining carrying charges on investment, depreciation, and operating costs required to comply with Phase I of the CAAA, and other increasing levels of expenses. It is expected that the Company will begin to receive additional revenues from these rate cases on or about the time it begins to incur additional depreciation and operating costs for the scrubbers to be placed in service on or before January 1, 1995. New revenues in Ohio will not take effect until late 1995, however, the Public Utilities Commission of Ohio has issued an accounting order allowing the Company to defer a return on the CAAA investment and related depreciation and operating costs.

    On August 10, 1994, the Company issued $8.825 million of 6-3/4%, 30-year solid waste disposal revenue notes, the proceeds of which will be used on the Harrison Power Station scrubber project.

    In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

    As previously reported, the Company is currently named as a defendant along with multiple other affiliated and nonaffiliated defendants in 2,252 pending asbestos cases involving multiple plaintiffs, including 196 new cases filed in the second quarter of 1994. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense, and it is believed that more than half of the cases relate solely to other defendants. The Company believes that the remaining cases involving them are without merit and that provisions for liabilities are such that these suits will not have a material effect on their financial position.

    The Company previously reported that the Environmental Protection Agency
(EPA) had identified it and its affiliates and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A Remedial Investigation/Feasibility Study prepared by the EPA indicates remedial alternatives which range as high as $113 million, to be shared by all responsible parties. The EPA has not yet selected which remedial alternative it will use. The Company believes it has defenses to allegations of liability and intends to vigorously defend this matter. Although it is not possible at this time to determine what costs, if any, the Company may incur, it has recorded provisions for liabilities based on the range of remediation cost estimates and its relative participation, along with its affiliates and the approximately 875 others. The Company believes that final resolution of this matter will not have a material effect on its financial position.

                                    MONONGAHELA POWER COMPANY

                             Part II-Other Information to Form 10-Q
                                for Quarter Ended June 30, 1994
                             ______________________________________


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
_______  ________________________________

    (b) No reports on Form 8-K were filed on behalf of the Company since the previously reported filing on May 12, 1994.


                                            Signature
                                            _________

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MONONGAHELA POWER COMPANY


August 12, 1994                               RICHARD E. MYERS
                                              __________________________

                                              Richard E. Myers,
                                              Comptroller
                                              (Chief Accounting Officer)