Form 10-Q
period 1994-09-30
MONONGAHELA POWER CO /OH/
filed 1994-11-14
CIK 67646

Page 1 of 15



                                 FORM 10-Q




                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.   20549




               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934





For Quarter ended September 30, 1994

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

     At November 9, 1994, 5,891,000 shares of the common stock ($50 par value) of the registrant were outstanding, all of which is held by Allegheny Power System, Inc., the Company's parent.

                                MONONGAHELA POWER COMPANY

                     Form 10-Q for Quarter Ended September 30, 1994
                     ______________________________________________

                                          Index
                                          _____






                                                                       Page
                                                                        No.
                                                                       ____

PART I - FINANCIAL INFORMATION:
______________________________

        Statement of income -
          Three and nine months ended September 30, 1994 and 1993         3

        Balance sheet -
          September 30, 1994 and December 31, 1993                        4

        Statement of cash flows -
          Nine months ended September 30, 1994 and 1993                   5


        Notes to financial statements                                   6 - 7

        Management's discussion and analysis of financial condition
          and results of operations                                     8 - 13


PART II - OTHER INFORMATION                                            14 - 15
___________________________



                                               MONONGAHELA POWER COMPANY
                                                  Statement of Income
                                               _________________________



                                                            Three Months Ended                 Nine Months Ended
                                                               September 30                       September 30
                                                            __________________                 _________________
                                                             1994           1993               1994          1993
                                                             ____           ____               ____          ____
                                                                            (Thousands of Dollars)

ELECTRIC OPERATING REVENUES:
  Residential                                              $ 45,800       $ 47,565           $143,954      $137,520
  Commercial                                                 30,395         30,392             86,827        82,401
  Industrial                                                 49,441         46,562            148,861       139,375
  Nonaffiliated utilities                                    18,164         19,289             63,182        65,358
  Other, including affiliates                                22,132         21,681             68,957        51,618
                                                           ________       ________           ________      ________
          Total Operating Revenues                          165,932        165,489            511,781       476,272
                                                           ________       ________           ________      ________


OPERATING EXPENSES:
  Operation:
    Fuel                                                     37,265         36,047            116,151       109,701
    Purchased power and exchanges, net                       38,650         41,793            122,564       111,605
    Deferred power costs, net                                 1,121           (694)             5,569        (2,139)
    Other                                                    18,214         16,591             53,196        49,897
  Maintenance                                                17,915         16,673             52,271        50,078
  Depreciation                                               14,709         14,126             44,176        42,273
  Taxes other than income taxes                              10,098          8,686             30,883        25,089
  Federal and state income taxes                              7,347         10,229             25,209        26,267
                                                           ________       ________           ________      ________
          Total Operating Expenses                          145,319        143,451            450,019       412,771
                                                           ________       ________           ________      ________
          Operating Income                                   20,613         22,038             61,762        63,501
                                                           ________       ________           ________      ________


OTHER INCOME AND DEDUCTIONS:
  Allowance for other than borrowed funds
    used during construction                                    348            463              1,431         2,344
  Other income, net                                           1,859          1,943              5,476         5,878
                                                           ________       ________           ________      ________
          Total Other Income and Deductions                   2,207          2,406              6,907         8,222
                                                           ________       ________           ________      ________
          Income Before Interest Charges                     22,820         24,444             68,669        71,723
                                                           ________       ________           ________      ________


INTEREST CHARGES:
  Interest on long-term debt                                  8,821          8,739             26,298        26,817
  Other interest                                                780            570              2,261         1,335
  Allowance for borrowed funds used during
    construction                                               (304)          (652)            (1,215)       (2,039)
                                                           ________       ________           ________      ________
          Total Interest Charges                              9,297          8,657             27,344        26,113
                                                           ________       ________           ________      ________


NET INCOME                                                 $ 13,523       $ 15,787           $ 41,325      $ 45,610
                                                           ________       ________           ________      ________
                                                           ________       ________           ________      ________


See accompanying notes to financial statements.

                                                         - 4 -

                                               MONONGAHELA POWER COMPANY

                                                     BALANCE SHEET

                                                                           September 30               December 31
                                                                               1994                       1993
                                                                           ____________               ___________
ASSETS:                                                                             (Thousands of Dollars)
  Property, Plant, and Equipment:
    At original cost, including $165,744,000 and
      $144,621,000 under construction                                       $1,742,925                $1,684,322
    Accumulated depreciation                                                  (695,357)                 (664,947)
                                                                            __________                __________
                                                                             1,047,568                 1,019,375
                                                                            __________                __________
  Investments:
    Allegheny Generating Company - common stock at equity                       60,164                    61,698
    Other                                                                          534                       595
                                                                            __________                __________
                                                                                60,698                    62,293
                                                                            __________                __________
  Current Assets:
    Cash                                                                           162                       135
    Accounts receivable:
      Electric service, net of $962,000 and $1,084,000
        uncollectible allowance                                                 43,689                    48,995
      Affiliated and Other                                                       7,905                    14,596
    Materials and supplies - at average cost:
      Operating and construction                                                23,316                    22,393
      Fuel                                                                      22,930                    19,904
    Property taxes                                                              16,847                    15,443
    Deferred power costs                                                         5,154                    10,823
    Other                                                                        3,863                     8,117
                                                                            __________                __________
                                                                               123,866                   140,406
                                                                            __________                __________
  Deferred Charges:
    Regulatory assets                                                          166,928                   162,842
    Unamortized loss on reacquired debt                                         11,682                    12,229
    Other                                                                       18,877                    10,308
                                                                            __________                __________
                                                                               197,487                   185,379
                                                                            __________                __________
    Total Assets                                                            $1,429,619                $1,407,453
                                                                            __________                __________
                                                                            __________                __________


CAPITALIZATION AND LIABILITIES:
  Capitalization:
    Common stock                                                            $  294,550                $  294,550
    Other paid-in capital                                                        2,629                     2,994
    Retained earnings                                                          184,342                   185,486
                                                                            __________                __________
                                                                               481,521                   483,030
    Preferred stock - not subject to mandatory redemption                      114,000                    64,000
    Long-term debt                                                             470,060                   460,129
                                                                            __________                __________
                                                                             1,065,581                 1,007,159
                                                                            __________                __________
  Current Liabilities:
    Short-term debt                                                             27,798                    63,100
    Accounts payable                                                            27,209                    31,752
    Accounts payable to affiliates                                               7,357                     8,184
    Taxes accrued:
      Federal and state income                                                   1,299                      -
      Other                                                                     18,061                    21,261
    Interest accrued                                                            10,656                    10,641
    Other                                                                       20,880                    18,994
                                                                            __________                __________
                                                                               113,260                   153,932
                                                                            __________                __________
  Deferred Credits and Other Liabilities:
    Unamortized investment credit                                               25,272                    26,883
    Deferred income taxes                                                      194,973                   192,466
    Regulatory liabilities                                                      18,365                    19,179
    Other                                                                       12,168                     7,834
                                                                            __________                __________
                                                                               250,778                   246,362
                                                                            __________                __________
    Total Capitalization and Liabilities                                    $1,429,619                $1,407,453
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

                                               MONONGAHELA POWER COMPANY

                                                Statement of Cash Flows
                                               _________________________


                                                                                            Nine Months Ended
                                                                                              September 30
                                                                                          _______________________
                                                                                            1994           1993
                                                                                            ____           ____
                                                                                          (Thousands of Dollars)

CASH FLOWS FROM OPERATIONS:
  Net income                                                                             $ 41,325        $ 45,610
  Depreciation                                                                             44,176          42,273
  Deferred investment credit and income taxes, net                                         (2,369)          4,525
  Deferred power costs, net                                                                 5,569          (2,139)
  Unconsolidated subsidiaries' dividends in excess of earnings                              1,595           2,562
  Allowance for other than borrowed funds used during construction                         (1,431)         (2,344)
  Changes in certain current assets and liabilities:
    Accounts receivable, net                                                               11,997             550
    Materials and supplies                                                                 (3,949)          9,045
    Accounts payable                                                                       (5,370)         (5,155)
    Taxes accrued                                                                          (1,901)         (6,706)
    Interest accrued                                                                           15             199
  Other, net                                                                                2,094           6,786
                                                                                         ________        ________
                                                                                           91,751          95,206
                                                                                         ________        ________


CASH FLOWS FROM INVESTING:
  Construction expenditures                                                               (74,737)        (98,699)
  Allowance for other than borrowed funds used
    during construction                                                                     1,431           2,344
                                                                                         ________        ________
                                                                                          (73,306)        (96,355)
                                                                                         ________        ________


CASH FLOWS FROM FINANCING:
  Sale of preferred stock                                                                  49,635            -
  Issuance of long-term debt                                                                9,718          78,145
  Retirement of long-term debt                                                               -            (68,471)
  Short-term debt, net                                                                    (35,302)         32,043
  Dividends on capital stock:
    Preferred stock                                                                        (5,179)         (3,344)
    Common stock                                                                          (37,290)        (37,172)
                                                                                         ________        ________
                                                                                          (18,418)          1,201
                                                                                         ________        ________


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                              27              52
Cash and Temporary Cash Investments at January 1                                              135             115
                                                                                         ________        ________
Cash and Temporary Cash Investments at September 30                                      $    162        $    167
                                                                                         ________        ________
                                                                                         ________        ________


Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                                 $ 26,497        $ 25,550
    Income taxes                                                                           23,367          21,910


See accompanying notes to financial statements.

                         MONONGAHELA POWER COMPANY
                       Notes to Financial Statements
                       _____________________________


 1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1993 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1994, the results of operations for the three and nine months ended September 30, 1994 and 1993, and cash flows for the nine months ended September 30, 1994 and 1993.

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

 3. On August 10, 1994, the Company issued $8.825 million of 6.75%, 30-year solid waste disposal revenue notes, the proceeds of which are being used on the Harrison Power Station scrubber project. On
     May 11, 1994, the Company issued $50 million of $100 par value cumulative preferred stock with a dividend of $7.73. Proceeds from the sale were used to repay outstanding short-term debt and for other corporate purposes.

 4. The Company owns 27% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Power Company, an unaffiliated utility. Following is a summary of income statement information for
     AGC:

                                                         Three Months Ended              Nine Months Ended
                                                            September 30                    September 30
                                                         __________________              _________________
                                                         1994             1993           1994            1993
                                                         ____             ____           ____            ____
                                                                  (Thousands of Dollars)

            Electric operating revenues                  $22,337        $23,391         $66,637        $70,544
                                                         _______        _______         _______        _______
            Operation & maintenance
              expense                                      1,653          1,312           4,930          4,953
            Depreciation                                   4,236          4,225          12,708         12,677
            Taxes other than income taxes                  1,399          1,298           4,267          3,897
            Federal income taxes                           3,498          4,001          10,419         10,899
            Interest charges                               4,467          5,199          13,380         16,158
            Other income, net                                 (3)            (9)            (10)          (102)
                                                         _______        _______         _______        _______
            Net income                                   $ 7,087        $ 7,365         $20,943        $22,062
                                                         _______        _______         _______        _______
                                                         _______        _______         _______        _______

     The Company's share of the equity in earnings above was $1.9 million and $2.0 million for the three months ended September 30, 1994 and 1993, respectively, and $5.7 million and $6.0 million for the nine months ended September 30, 1994 and 1993, respectively. These amounts were included in other income, net, on the Statement of Income.

 5. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                     1994                                1993
                                            ___________________________         ___________________________
                                            Number of           Amount          Number of           Amount
                                             Shares           per Share          Shares           per Share
                                            _________         _________         _________         _________

                   First quarter            5,891,000           $2.29           5,891,000           $2.11
                   Second quarter           5,891,000           $2.27           5,891,000           $2.09
                   Third quarter            5,891,000           $1.77           5,891,000           $2.11

     Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

                         MONONGAHELA POWER COMPANY

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations
        __________________________________________________________


   COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1994
        WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1993

NET INCOME

             Net income for the third quarter and first nine months of 1994 was $13.5 million and $41.3 million, respectively, compared with $15.8 million and $45.6 million for the corresponding 1993 periods. The decreases in net income for the third quarter and first nine months of 1994 reflect increased depreciation, power station costs, and other expenses, and for the first nine months also include increased taxes, offset in part by greater kilowatthour (kWh) sales to retail customers.

SALES AND REVENUES

             Retail kWh sales to residential and commercial customers decreased 5% and 2%, respectively, and to industrial customers increased 7% for the third quarter. Retail kWh sales to residential, commercial, and industrial customers increased 2%, 2%, and 4%, respectively, for the first nine months. The change in kWh sales to residential and commercial customers was primarily due to variances in weather-related sales and growth in the number of customers. Moderate temperatures this summer resulted in cooling degree days in the third quarter 19% below normal and 35% lower than during the corresponding 1993 quarter. The increases in kWh sales to industrial customers resulted primarily from increased sales to coal mining, chemical, and primary metals customers. Sales to coal customers increased due to reduced usage in the 1993 third quarter caused by selective work stoppages by the United Mine Workers of America at that time. Sales to one of two large industrial customers that suffered fire damages in the second quarter of 1994 will have substantially returned to normal levels by the end of the fourth quarter of 1994. The increases in revenues from retail customers resulted from the following:

                                                                           Increase from Prior Periods
                                                                           ___________________________
                                                                              Quarter             Nine Months
                                                                              _______             ___________
                                                                               (Millions of Dollars)

                   Increase (decrease) in kWh sales (1)                         $(1.5)               $ 2.8
                   Fuel and energy cost adjustment clauses (2)                     .8                 12.5
                   Rate increases (3)                                             1.7                  4.4
                   Other                                                           .1                   .6
                                                                                _____                _____

                                                                                $ 1.1                $20.3
                                                                                _____                _____
                                                                                _____                _____


                  (1) Revenues from sales to retail customers decreased despite an overall increase of 2% in kWh sales due in part to reduced demand charges on industrial customer billings.

                  (2) Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.

                  (3) Reflects a surcharge in West Virginia for recovery of carrying charges on expenditures to comply with the Clean Air Act Amendments of 1990 (CAAA), designed to produce $3.1 million on an annual basis effective July 1, 1992, which was increased to $8.7 million on an annual basis effective on
                      July 1, 1993 and further increased to $15.5 million effective July 1, 1994.

     KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                                         Three Months Ended              Nine Months Ended
                                                         __________________               ________________
                                                            September 30          September 30

                                                        1994              1993           1994           1993
                                                        ____              ____           ____           ____
KWh sales (in billions):
  From Company generation                                 .1                 -             .3             .3
  From purchased power                                    .4                .6            1.6            2.0
                                                       _____             _____         ______         ______
                                                          .5                .6            1.9            2.3
                                                       _____             _____         ______         ______

Revenues (in millions):
  From Company generation                              $ 1.4             $  .2          $ 6.7          $ 7.9
  From sales of purchased power                         16.8              19.1           56.5           57.5
                                                       _____             _____         ______         ______
                                                       $18.2             $19.3          $63.2          $65.4
                                                       _____             _____         ______         ______
                                                       _____             _____         ______         ______

          Sales from Company generation increased in the third quarter because of the decrease in weather-related kWh sales to retail customers and the availability of Company's generating units. Sales from purchased power varies depending on the availability of eastern utilities' generat-ing equipment, demand for energy, and competition.

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

OPERATING EXPENSES

          Fuel expenses for the third quarter and the first nine months of 1994 increased 3% and 6%, respectively, due primarily to increases of 4% and 5% in kWh's generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

          "Purchased power and exchanges, net" represents power purchases from and exchanges with nonaffiliated utilities, purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to Allegheny Generating Company (AGC), and other transactions with affiliates made pursuant to a power supply agree-ment whereby each company uses the most economical generation available in the Allegheny Power System at any given time, and is comprised of the following items:

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30                 September 30
                                                                __________________           _________________
                                                                  1994            1993         1994          1993
                                                                  ____            ____         ____          ____
                                                                         (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    For resale to other utilities                                $14.9            $16.9       $ 50.0        $ 50.7
    From PURPA generation                                         17.0             15.6         49.2          38.4
    Other                                                          2.0              4.1          7.4           5.6
  Power exchanges, net                                             (.7)             (.7)         (.5)         (1.0)
Affiliated transactions:
  AGC capacity charges                                             5.4              5.8         16.0          17.5
  Energy and spinning reserve charges                               -                .1           .5            .4
                                                                 _____            _____       ______        ______
                                                                 $38.6            $41.8       $122.6        $111.6
                                                                 _____            _____       ______        ______
                                                                 _____            _____       ______        ______

          The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made. The cost of power purchased for use by the Company, including power from PURPA generation and affiliated companies, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on net income. The increase in purchases from PURPA generation reflects additional generation from a new PURPA project commencing in July 1993. As described under SALES AND REVENUES above, the decrease in weather-related sales to retail customers, combined with the availability of the Company's generating units and the requirement to purchase higher-priced PURPA generation, resulted in decreased purchases from nonaffiliated utilities in the third quarter. The primary reason for the fluctuation in purchases for resale to nonaffiliated utilities is also described under SALES AND REVENUES above.

          The increases in other operation expenses resulted primarily from first quarter charges for previously reported asbestos suits and a Superfund site cleanup, and an SEC-directed larger allocation of the Parent's corporate expenses for shareholder-related activities.

          Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. In early January 1994, the Company experienced the worst storm in its history with nearly $7 million of damage to its facilities. The expenses were deferred causing the increase in other deferred charges in the first nine months of 1994, and will be amortized over a five-year period beginning in November 1994, concurrent with recovery from customers. The Company is experiencing, and expects to continue to experience, increased expenditures due to the aging of its power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul, the amount of work found necessary when equip-ment is dismantled, and outage requirements to comply with the CAAA.

          The increase in depreciation expense for the third quarter and first nine months of 1994 resulted primarily from additions to electric plant. As part of the ratemaking process, the Company filed a "depreciation" rate case in 1994 to establish an appropriate ongoing level of depreciation. The result of that case will be a reduction in deprecia-tion rates in November 1994, concurrent with new revenues from the January 18, 1994 general rate case described above and a further reduction in January 1996. These reductions of about $7 million and $4 million, respectively, will result in depreciation rates for the Company which are comparable to those of other electric utilities, particularly those providing service in West Virginia. Because of the increased levels of capital expenditures as a result of the CAAA and the replacement of aging equipment at the Company's power stations, depreciation expense is expected to increase over the next few years regardless of the deprecia-tion reductions described, including an increase in the fourth quarter of 1994 commensurate with the in-service date of the Harrison Power Station scrubber project.

          Taxes other than income taxes increased $1.4 million for the quarter and $5.8 million for the first nine months of 1994 due primarily to a prior period adjustment recorded in 1993 for West Virginia Business and Occupation taxes. The net decreases of $2.9 and $1.1 million in federal and state income taxes for the third quarter and first nine-month periods, respectively, resulted from decreases in income before taxes.

          The combined decreases of $.5 million and $1.7 million in allowance for funds used during construction (AFUDC) for the third quarter and first nine-month periods, respectively, reflect increases in the current recovery of carrying charges on CAAA expenditures in lieu of recording AFUDC.

          Interest on long-term debt decreased $.5 million for the first nine months due primarily to interest savings from debt refinancings in 1993. Fluctuations in other interest expense as well as other income, net, reflect changes in the levels of short-term debt and temporary investments maintained by the companies.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993, should be read with the following information.

          On November 9, 1994, the Public Service Commission of West Virginia issued an order in the Company's base rate case, summarily affirming the Administrative Law Judge's (ALJ) recommended decision of September 30, 1994. The order authorized an increase in annual revenues of $23.5 million effective November 16, 1994. Due to time constraints which precluded the Commission from addressing the exceptions filed on the ALJ's recommendations, the Commission invited the parties to file petitions for reconsideration of issues raised in the exceptions. The Company plans to file a petition for reconsideration and, in the meantime, will place the new rates in effect subject to further revisions when the Commission completes its reconsideration. This increase,along with a Settlement Agreement filed with the Federal Energy Regulatory Commission for wholesale customers and an additional rate increase request to be filed in Ohio, includes recovery of the remaining carrying charges on investment, depreciation, and operating costs required to comply with Phase I of the CAAA, and other increasing levels of expenses. New reve-nues in Ohio will not take effect until late 1995, however the Public
Utilities Commission of Ohio has issued an accounting order allowing the Company to accrue post-in-service carrying charges on the CAAA investment and defer related depreciation and operating costs.

          In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

          As previously reported, the Company is currently named as a defendant along with multiple other affiliated and nonaffiliated defendants in 2,343 pending asbestos cases involving multiple plaintiffs, including 91 new cases filed in the third quarter of 1994. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense, and it is believed that more than half of the cases relate solely to other defendants. The Company believes that the remaining cases involving it are without merit and that provisions for liabilities and insurance recoveries are such that these suits will not have a material effect on their financial position.

          The Company previously reported that the Environmental Protec-tion Agency (EPA) had identified it and its affiliates and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A Remedial Investigation/Feasibility Study prepared by the EPA indicates remedial alternatives which range as high as $113 million, to be shared by all responsible parties. The EPA has not yet selected which remedial alternative it will use. The Company believes it has defenses to allegations of liability and intends to vigorously defend this matter. Although it is not possible at this time to determine what costs, if any, the Company may incur, it has recorded provisions for liabilities based on the range of remediation cost estimates and its relative partici-pation, along with its affiliates and the approximately 875 others. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of this matter will not have a material effect on its financial position.

                                               MONONGAHELA POWER COMPANY

                                        Part II-Other Information to Form 10-Q
                                          for Quarter Ended September 30, 1994
                                        ______________________________________


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
_______  _________________________________________________

         1.   (a)    Date and Kind of Meeting:
                          None

              (b)    Election of Directors:
                          None

              (c)    Other Matters Voted Upon:

                     (1) The holder of all of the outstanding common stock of the Company consented in writing on September 8, 1994 to an amendment of the Company's Code of Regulations effective September 8, 1994, which increased the number of directors from twelve to fourteen.

                            A. The following persons were elected by the Board of Directors as Directors of the Company to fill the vacancies created by the increase in the number of Directors to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

                                           Wendell F. Holland
                                           Alan J. Noia

ITEM 5.  OTHER INFORMATION

       On September 8, 1994, the Board of Directors of the Company elected Jay S. Pifer as its President and a member of the Board of Directors effective January 1, 1995, to replace Benjamin H. Hayes who will retire effective December 31, 1994.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    1.     Vote and Approval of Shareholders dated September 8, 1994.

            2. Code of Regulations of Monongahela Power Company, as amended September 8, 1994.

     (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1994.

                                                       Signature
                                                       _________

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MONONGAHELA POWER COMPANY




November 14 , 1994                                  S/Richard E. Myers
                                                  _________________________
                                                      Richard E. Myers,
                                                         Comptroller
                                                  (Chief Accounting Officer)