Form 10-Q
period 1995-03-31
MONONGAHELA POWER CO /OH/
filed 1995-05-12
CIK 67646

Page 1 of 14



                                           FORM 10-Q




                              SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D. C.   20549




                            Quarterly Report Under Section 13 or 15(d) of
                                 the Securities Exchange Act of 1934



For Quarter ended March 31, 1995

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

     At May 12, 1995, 5,891,000 shares of the common stock ($50 par value) of the registrant were outstanding, all of which is held by Allegheny Power System, Inc., the Company's parent.

                                        MONONGAHELA POWER COMPANY

                               Form 10-Q for Quarter Ended March 31, 1995
                               __________________________________________




                                                         Index
                                                         _____


                                                                     Page
                                                                      No.
                                                                     ____

PART I - FINANCIAL INFORMATION:
______________________________

        Statement of income -
          Three months ended March 31, 1995 and 1994                  3

        Balance sheet -
          March 31, 1995 and December 31, 1994                        4

        Statement of cash flows -
          Three months ended March 31, 1995 and 1994                  5

        Notes to financial statements                                 6 -  7

        Management's discussion and analysis of financial condition
          and results of operations                                   8 - 12


PART II - OTHER INFORMATION                                          13 - 14
___________________________

                                               MONONGAHELA POWER COMPANY
                                                  Statement of Income
                                               _________________________


                                                             Three Months Ended
                                                                  March 31
                                                             __________________
                                                             1995           1994
                                                             ____           ____
                                                              (Thousands of Dollars)

ELECTRIC OPERATING REVENUES:
  Residential                                              $ 56,818       $ 56,386
  Commercial                                                 31,736         29,551
  Industrial                                                 54,486         50,571
  Nonaffiliated utilities                                    23,177         27,182
  Other, including affiliates                                21,485         24,219
                                                           ________       ________
          Total Operating Revenues                          187,702        187,909
                                                           ________       ________


OPERATING EXPENSES:
  Operation:
    Fuel                                                     35,235         42,811
    Purchased power and exchanges, net                       45,149         45,259
    Deferred power costs, net                                 6,512          3,603
    Other                                                    18,782         17,355
  Maintenance                                                18,830         17,909
  Depreciation                                               14,488         14,759
  Taxes other than income taxes                               9,817         10,841
  Federal and state income taxes                             12,213         11,078
                                                           ________       ________
          Total Operating Expenses                          161,026        163,615
                                                           ________       ________
          Operating Income                                   26,676         24,294
                                                           ________       ________


OTHER INCOME AND DEDUCTIONS:
  Allowance for other than borrowed funds
    used during construction                                     39            569
  Other income, net                                           2,179          1,831
                                                           ________       ________
          Total Other Income and Deductions                   2,218          2,400
                                                           ________       ________
          Income Before Interest Charges                     28,894         26,694
                                                           ________       ________


INTEREST CHARGES:
  Interest on long-term debt                                  8,888          8,738
  Other interest                                                750            798
  Allowance for borrowed funds used during
    construction                                               (214)          (422)
                                                           ________       ________
          Total Interest Charges                              9,424          9,114
                                                           ________       ________

Income Before Cumulative Effect of Accounting Change         19,470         17,580
Cumulative Effect of Accounting Change, Net                      -           7,945
                                                           ________       ________

NET INCOME                                                 $ 19,470       $ 25,525
                                                           ________       ________
                                                           ________       ________


See accompanying notes to financial statements.

                                               MONONGAHELA POWER COMPANY

                                                      Balance Sheet
                                               _________________________

                                                                             March 31                 December 31
                                                                               1995                       1994
                                                                             ________                 ___________
ASSETS:                                                                             (Thousands of Dollars)
  Property, Plant, and Equipment:
    At original cost, including $34,381,000 and
      $35,856,000 under construction                                        $1,778,535                $1,763,533
    Accumulated depreciation                                                  (713,669)                 (701,271)
                                                                            __________                __________
                                                                             1,064,866                 1,062,262
                                                                            __________                __________
  Investments:
    Allegheny Generating Company - common stock at equity                       59,494                    60,137
    Other                                                                          487                       509
                                                                            __________                __________
                                                                                59,981                    60,646
                                                                            __________                __________
  Current Assets:
    Cash                                                                           120                       132
    Accounts receivable:
      Electric service, net of $1,939,000 and $1,912,000
        uncollectible allowance                                                 63,918                    62,631
      Affiliated and other                                                       7,920                     9,483
    Materials and supplies - at average cost:
      Operating and construction                                                25,593                    24,563
      Fuel                                                                      23,391                    23,678
    Prepaid taxes                                                               13,026                    17,599
    Other                                                                        6,904                     7,180
                                                                            __________                __________
                                                                               140,872                   145,266
                                                                            __________                __________
  Deferred Charges:
    Regulatory assets                                                          187,753                   186,109
    Unamortized loss on reacquired debt                                         11,317                    11,500
    Other                                                                        9,557                    10,700
                                                                            __________                __________
                                                                               208,627                   208,309
                                                                            __________                __________

    Total Assets                                                            $1,474,346                $1,476,483
                                                                            __________                __________
                                                                            __________                __________


CAPITALIZATION AND LIABILITIES:
  Capitalization:
    Common stock                                                            $  294,550                $  294,550
    Other paid-in capital                                                        2,517                     2,517
    Retained earnings                                                          203,820                   198,626
                                                                            __________                __________
                                                                               500,887                   495,693
    Preferred stock - not subject to mandatory redemption                      114,000                   114,000
    Long-term debt                                                             451,704                   470,131
                                                                            __________                __________
                                                                             1,066,591                 1,079,824
                                                                            __________                __________
  Current Liabilities:
    Short-term debt                                                             24,789                    39,470
    Long-term debt due within 1 year                                            18,500                        -
    Accounts payable                                                            20,572                    31,871
    Accounts payable to affiliates                                               5,261                     6,021
    Taxes accrued:
      Federal and state income                                                  15,764                       118
      Other                                                                     14,393                    20,193
    Interest accrued                                                            10,537                    10,927
    Other                                                                       23,308                    16,455
                                                                            __________                __________
                                                                               133,124                   125,055
                                                                            __________                __________
  Deferred Credits and Other Liabilities:
    Unamortized investment credit                                               24,198                    24,734
    Deferred income taxes                                                      220,916                   216,264
    Regulatory liabilities                                                      18,748                    19,974
    Other                                                                       10,769                    10,632
                                                                            __________                __________
                                                                               274,631                   271,604
                                                                            __________                __________
    Total Capitalization and Liabilities                                    $1,474,346                $1,476,483
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

                                               MONONGAHELA POWER COMPANY

                                                Statement of Cash Flows
                                               _________________________


                                                                                            Three Months Ended
                                                                                                 March 31
                                                                                            ___________________
                                                                                            1995           1994
                                                                                            ____           ____
                                                                                          (Thousands of Dollars)

CASH FLOWS FROM OPERATIONS:
  Net income                                                                             $ 19,470        $ 25,525
  Depreciation                                                                             14,488          14,759
  Deferred investment credit and income taxes, net                                            448          (2,088)
  Deferred power costs, net                                                                 6,512           3,603
  Unconsolidated subsidiaries' dividends in excess of earnings                                666             502
  Allowance for other than borrowed funds used during construction                            (39)           (569)
  Cumulative effect of an accounting change before income taxes                                -          (13,279)
  Changes in certain current assets and liabilities:
    Accounts receivable, net, excluding cumulative effect of
      accounting change                                                                       276          (4,653)
    Materials and supplies                                                                   (743)           (610)
    Accounts payable                                                                      (12,059)         (7,473)
    Taxes accrued                                                                           9,846          11,674
    Interest accrued                                                                         (390)           (144)
  Other, net                                                                                8,435           7,571
                                                                                         ________        ________
                                                                                           46,910          34,818
                                                                                         ________        ________

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                               (18,005)        (19,937)
  Allowance for other than borrowed funds used
    during construction                                                                        39             569
                                                                                         ________        ________
                                                                                          (17,966)        (19,368)
                                                                                         ________        ________

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                                   -              971
  Short-term debt, net                                                                    (14,681)         (1,828)
  Dividends on capital stock:
    Preferred stock                                                                        (2,081)         (1,115)
    Common stock                                                                          (12,194)        (13,490)
                                                                                         ________        ________
                                                                                          (28,956)        (15,462)
                                                                                         ________        ________

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                        $    (12)       $    (12)
Cash and Temporary Cash Investments at January 1                                              132             135
                                                                                         ________        ________
Cash and Temporary Cash Investments at March 31                                          $    120        $    123
                                                                                         ________        ________
                                                                                         ________        ________

Supplemental cash flow information:
  Cash paid during the quarter for:
    Interest (net of amount capitalized)                                                 $  9,519        $  8,967
    Income taxes                                                                               -               -


See accompanying notes to financial statements.

                         MONONGAHELA POWER COMPANY
                       Notes to Financial Statements
                       _____________________________


 1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1994 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994.

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

 3. Earnings for the first quarter of 1994 have been restated to reflect retroactively the cumulative effect of an accounting change adopted in January 1994 to record unbilled revenues.

 4. The Company owns 27% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:

                                                                                 Three Months Ended
                                                                                      March 31
                                                                                ___________________
                                                                                1995           1994
                                                                                ____           ____
                                                                               (Thousands of Dollars)

            Electric operating revenues                                       $22,096         $22,431
                                                                              _______         _______
            Operation and maintenance expense                                   1,796           1,833
            Depreciation                                                        4,224           4,236
            Taxes other than income taxes                                       1,299           1,340
            Federal income taxes                                                3,223           3,513
            Interest charges                                                    4,985           4,426
            Other income, net                                                      -               (2)
                                                                              _______         _______
            Net income                                                        $ 6,569         $ 7,085
                                                                              _______         _______
                                                                              _______         _______

            The Company's share of the equity in earnings above was $1.8 million and $1.9 million for the three months ended March 31, 1995 and 1994, respectively, and was included in other income, net, on the Statement of Income.

 5. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                                             Three Months Ended
                                                                                  March 31
                                                                           ______________________
                                                                           1995              1994
                                                                           ____              ____

                   Number of Shares                                    5,891,000           5,891,000
                   Amount per Share                                      $2.07               $2.29

            Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

                         MONONGAHELA POWER COMPANY

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations
        ___________________________________________________________



      COMPARISON OF FIRST QUARTER OF 1995 WITH FIRST QUARTER OF 1994

NET INCOME

                   Net income for the first quarter of 1995 was $19.5 million compared with $17.6 million for the corresponding 1994 period, before the cumulative effect of an accounting change to record unbilled revenues. Increased retail revenues in the first quarter of 1995, resulting from previously reported rate increases, more than offset the effect of a decrease in retail sales due to mild weather.

SALES AND REVENUES

                   Retail kilowatthour (kWh) sales to residential customers decreased 6% and sales to commercial and industrial customers increased 2% and 3%, respectively. The decrease in kWh sales to residential customers was primarily due to a decrease in weather-related sales. Mild temperatures in the first quarter of 1995 resulted in below normal heating degree days, as compared to some of the coldest temperatures ever recorded in much of the Company's service territory during the first quarter of 1994. The increase in kWh sales to industrial customers was primarily due to higher sales to chemical and iron and steel customers. The 5% increase in revenues from retail customers resulted from the following:

                                                                               Change from Prior Period
                                                                               ________________________
                                                                                (Millions of Dollars)

                  Decreased kWh sales                                                       $(1.3)
                  Fuel and energy cost adjustment clauses(1)                                  (.4)
                  Rate increases(2)                                                           8.2
                                                                                            _____
                                                                                            $ 6.5
                                                                                            _____
                                                                                            _____

                  (1) Changes in revenues from fuel and energy cost
                      adjustment clauses have little effect on net income.

                  (2) Reflects a base rate increase in West Virginia of
                      $23.5 million on an annual basis effective
                      November 16, 1994. This is in addition to $6.9 million of Clean Air Act Amendments of 1990
                      (CAAA) recovery granted effective July 1, 1994, in West Virginia. These rate increases included recovery of carrying charges on investment, depreciation, and operating costs required to comply with Phase I of the CAAA in West Virginia, and other increasing levels of expense. See page 11 for further information on the West Virginia rate case.

          KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                                                                         Three Months Ended
                                                                                              March 31
                                                                                        _____________________
                                                                                        1995             1994
                                                                                        ____             ____
KWh sales (in billions):
  From Company generation                                                                 .1               .1
  From purchased power                                                                    .7               .8
                                                                                       _____            _____
                                                                                          .8               .9
                                                                                       _____            _____
                                                                                       _____            _____

Revenues (in millions):
  From Company generation                                                              $ 1.1            $ 3.0
  From sales of purchased power                                                         22.1             24.2
                                                                                       _____            _____
                                                                                       $23.2            $27.2
                                                                                       _____            _____
                                                                                       _____            _____

       Decreased sales to nonaffiliated utilities resulted primarily from decreased demand, continuing price competition, and generating unit outages which reduced the amount available for sale.

       The decrease in other revenues resulted primarily from a decrease in sales of energy and spinning reserve to other affiliated companies. About 90% of the aggregate benefits from sales to affiliated and nonaffiliated utilities is passed on to retail customers and has little effect on net income.

OPERATING EXPENSES

       Fuel expenses decreased 18%, due primarily to a 10% decrease in kWh generated and a 7% decrease in average coal prices. The reduced average coal prices are expected to continue as a result of renegotiations of long-term fuel contracts which reduced fuel prices effective January 1995. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

       "Purchased power and exchanges, net" represents power purchases from and exchanges with nonaffiliated utilities and qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to Allegheny Generating Company (AGC), and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Power System at any given time, and is comprised of the following items:

                                                        - 10 -

                                                                                   Three Months Ended
                                                                                        March 31
                                                                                   _________________
                                                                                   1995        1994
                                                                                   ____        ____
                                                                                  (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    For resale to other utilities                                                 $19.7       $21.4
    From PURPA generation                                                          16.8        14.5
    Other                                                                           2.3         3.2
  Power exchanges, net                                                               .8          .8
Affiliated transactions:
  AGC capacity charges                                                              5.2         5.3
  Energy and spinning reserve charges                                                .3          .1
                                                                                  _____       _____
                                                                                  $45.1       $45.3
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

          The increase in other operation expense resulted primarily from increases in employee benefit costs and salaries and wages, and increased power station operating costs, including expenses related to the Harrison scrubbers which became available for service in November 1994, offset in part by environmental liabilities recorded in the first quarter of 1994.

           Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. The Company is also experiencing, and expects to continue to experience, increased expenditures due to the aging of its power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when equipment is dismantled.

          The decrease in depreciation expense was the net result of a decrease in depreciation rates in West Virginia concurrent with the West Virginia base rate increase effective in November 1994, offset by additions to electric plant, primarily because of the Harrison scrubbers which became available for service in November 1994.

          Taxes other than income taxes decreased $1.0 million primarily from a decrease in West Virginia Business and Occupation taxes (B&O taxes). West Virginia B&O taxes are expected to continue to decrease in future years due to an amendment to the B&O tax recently enacted by the State of West Virginia effective June 1, 1995, which reduces the Company's tax liability. The net increase of $1.1 million in federal and state income taxes resulted primarily from an increase in income before taxes.

          The combined decrease of $.7 million in allowance for funds used during construction (AFUDC) reflects a decrease in capital expenditures upon substantial completion of Phase I of the CAAA.

          Fluctuations in other interest expense as well as other income, net, reflect changes in the levels of temporary investments and short-term debt maintained by the Company.

                      LIQUIDITY AND CAPITAL RESOURCES

          The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the following information.

          In March 1995, the Public Service Commission of West Virginia
(PSC) issued an order in the rate case filed by the Company that authorized recovery of certain post-1994 costs associated with the scrubbers at the Harrison Power Station through the energy cost recovery procedure rather than base rates, and upheld the recommendation by an Administrative Law Judge that a 10.85% return on equity (ROE) was reasonable. The Company has petitioned the West Virginia Supreme Court of Appeals to review the PSC's order as to various issues, including the low ROE allowed.

          In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

          As previously reported, the Company is currently named as a defendant along with multiple other affiliated and nonaffiliated defendants in 2,766 pending asbestos cases involving one or more plaintiffs, including 425 new cases filed in 1995 to date. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense. Also as previously reported, the Company and its affiliates and approximately 875 others have been identified by the Environmental Protection Agency as potentially responsible parties in a superfund site subject to cleanup. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of these matters will not have a material effect on its financial position.

          In March 1995, the Federal Energy Regulatory Commission (FERC) published a Notice of Proposed Rulemaking (NOPR) that would mandate sweeping changes to promote increased competition in the wholesale electric industry. The proposals would require that utilities file nondiscriminatory open access transmission tariffs and offer comparable transmission services to eligible third parties. It also would allow utilities the opportunity to recover stranded costs. The Company is currently examining the effects of the NOPR on the System and the entire electric utility industry, and plans to submit comments to the FERC.

                         MONONGAHELA POWER COMPANY

                  Part II-Other Information to Form 10-Q
                       for Quarter Ended March 31, 1995
                  ______________________________________


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
_______           __________________________________________________

                  1.   (a)    Date and Kind of Meeting:

                              The annual meeting of shareholders was held at Fairmont, West Virginia, on April 17, 1995. No proxies were solicited.

                       (b)    Election of Directors:

                              The holder of all 5,891,000 shares of common stock voted to elect the following Directors of the Company to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

                                Eleanor Baum              Frank A. Metz, Jr.
                                William L. Bennett        Alan J. Noia
                                Klaus Bergman             Jay S. Pifer
                                Stanley I. Garnett, II    Steven H. Rice
                                Wendell F. Holland        Gunnar E. Sarsten
                                Phillip E. Lint           Peter L. Shea
                                Edward H. Malone          Peter J. Skrgic

ITEM 5.           OTHER INFORMATION
_______           _________________

                  On May 2, 1995, Washington Power Company, LP, the developer of the Burgettstown PURPA project, filed suit in federal court in the Western District of Pennsylvania against the West Penn Power Company, Allegheny Power System, Inc., and Allegheny Power Service Corporation, affiliates of the Company, alleging antitrust violations, unfair competition, breach of contract and intentional interference with a contract. The lawsuit seeks recovery of lost profits and out-of-pocket costs as well as treble and punitive damages. The companies cannot predict the outcome of this proceeding. In May 1995, the complaint filed in November 1994 by Washington Power Company, LP against West Penn in the Court of Common Pleas of Washington County, Pennsylvania, was dismissed without prejudice.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
_______           ________________________________

                  (a)    Exhibits

                         27  Financial Data Schedule

                  (b)    On February 15, 1995, the Company filed a
                         Form 8-K containing an Employment Contract for Jay S. Pifer.

                                                       Signature
                                                       _________

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MONONGAHELA POWER COMPANY




May 12, 1995                                      RICHARD E. MYERS
                                                  _________________________
                                                  Richard E. Myers,
                                                  Comptroller
                                                  (Chief Accounting Officer)