Form 10-Q
period 1995-06-30
MONONGAHELA POWER CO /OH/
filed 1995-08-11
CIK 67646

Page 1 of 13



                                   FORM 10-Q




                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.   20549




                       Quarterly Report Under Section 13 or 15(d) of
                            the Securities Exchange Act of 1934





For Quarter Ended June 30, 1995

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

     At August 11, 1995, 5,891,000 shares of the common stock ($50 par value) of the registrant were outstanding, all of which is held by Allegheny Power System, Inc., the Company's parent.

                                       MONONGAHELA POWER COMPANY

                               Form 10-Q for Quarter Ended June 30, 1995
                               _________________________________________




                                                         Index
                                                         _____






                                                                      Page
                                                                       No.
                                                                      ____

PART I - FINANCIAL INFORMATION:
______________________________

        Statement of income -
          Three and six months ended June 30, 1995 and 1994             3

        Balance sheet -
          June 30, 1995 and December 31, 1994                           4

        Statement of cash flows -
          Six months ended June 30, 1995 and 1994                       5

        Notes to financial statements                                   6 - 7

        Management's discussion and analysis of financial condition
          and results of operations                                     8 - 12


PART II - OTHER INFORMATION                                             13
___________________________

                                                         - 3 -


                                               MONONGAHELA POWER COMPANY
                                                  Statement of Income
                                               _________________________



                                                            Three Months Ended                  Six Months Ended
                                                                  June 30                            June 30
                                                            ____________________               ___________________
                                                             1995           1994               1995          1994
                                                             ____           ____               ____          ____
                                                                            (Thousands of Dollars)

ELECTRIC OPERATING REVENUES:
  Residential                                              $ 44,787       $ 41,768           $101,605      $ 98,154
  Commercial                                                 29,084         26,881             60,820        56,432
  Industrial                                                 53,445         48,849            107,931        99,420
  Nonaffiliated utilities                                    20,614         17,836             43,791        45,018
  Other, including affiliates                                19,797         22,606             41,282        46,825
                                                           ________       ________           ________      ________
          Total Operating Revenues                          167,727        157,940            355,429       345,849
                                                           ________       ________           ________      ________


OPERATING EXPENSES:
  Operation:
    Fuel                                                     29,717         36,075             64,952        78,886
    Purchased power and exchanges, net                       45,423         38,655             90,572        83,914
    Deferred power costs, net                                 3,753            845             10,265         4,448
    Other                                                    19,458         17,627             38,240        34,982
  Maintenance                                                17,729         16,447             36,559        34,356
  Depreciation                                               14,950         14,708             29,438        29,467
  Taxes other than income taxes                               8,605          9,944             18,422        20,785
  Federal and state income taxes                              8,044          6,784             20,257        17,862
                                                           ________       ________           ________      ________
          Total Operating Expenses                          147,679        141,085            308,705       304,700
                                                           ________       ________           ________      ________
          Operating Income                                   20,048         16,855             46,724        41,149
                                                           ________       ________           ________      ________


OTHER INCOME AND DEDUCTIONS:
  Allowance for other than borrowed funds
    used during construction                                    123            514                162         1,083
  Other income, net                                           2,714          1,786              4,893         3,617
                                                           ________       ________           ________      ________
          Total Other Income and Deductions                   2,837          2,300              5,055         4,700
                                                           ________       ________           ________      ________
          Income Before Interest Charges                     22,885         19,155             51,779        45,849
                                                           ________       ________           ________      ________


INTEREST CHARGES:
  Interest on long-term debt                                  9,608          8,739             18,496        17,477
  Other interest                                                621            683              1,371         1,481
  Allowance for borrowed funds used during
    construction                                               (230)          (489)              (444)         (911)
                                                           ________       ________           ________      ________
          Total Interest Charges                              9,999          8,933             19,423        18,047
                                                           ________       ________           ________      ________

Income Before Cumulative Effect of
  Accounting Change                                          12,886         10,222             32,356        27,802
Cumulative Effect of Accounting
  Change, Net                                                    -              -                  -          7,945
                                                           ________       ________           ________      ________

NET INCOME                                                 $ 12,886       $ 10,222           $ 32,356      $ 35,747
                                                           ________       ________           ________      ________
                                                           ________       ________           ________      ________

See accompanying notes to financial statements.


                                               MONONGAHELA POWER COMPANY
                                                      Balance Sheet
                                               _________________________

                                                                              June 30                 December 31
                                                                               1995                       1994
                                                                              _______                 ___________
ASSETS:                                                                             (Thousands of Dollars)
  Property, Plant, and Equipment:
    At original cost, including $36,450,000 and
      $35,856,000 under construction                                        $1,794,775                $1,763,533
    Accumulated depreciation                                                  (725,105)                 (701,271)
                                                                            __________                __________
                                                                             1,069,670                 1,062,262
                                                                            __________                __________
  Investments:
    Allegheny Generating Company - common stock at equity                       58,993                    60,137
    Other                                                                          464                       509
                                                                            __________                __________
                                                                                59,457                    60,646
                                                                            __________                __________
  Current Assets:
    Cash                                                                           120                       132
    Accounts receivable:
      Electric service, net of $1,621,000 and $1,912,000
        uncollectible allowance                                                 58,484                    62,631
      Affiliated and other                                                       9,839                     9,483
      Notes receivable from affiliates                                           4,100                        -
    Materials and supplies - at average cost:
      Operating and construction                                                24,780                    24,563
      Fuel                                                                      23,738                    23,678
    Prepaid tax                                                                 10,375                    17,599
    Other                                                                        8,886                     7,180
                                                                            __________                __________
                                                                               140,322                   145,266
                                                                            __________                __________
  Deferred Charges:
    Regulatory assets                                                          187,956                   186,109
    Unamortized loss on reacquired debt                                         16,403                    11,500
    Other                                                                       10,507                    10,700
                                                                            __________                __________
                                                                               214,866                   208,309
                                                                            __________                __________

    Total Assets                                                            $1,484,315                $1,476,483
                                                                            __________                __________
                                                                            __________                __________

CAPITALIZATION AND LIABILITIES:
  Capitalization:
    Common stock                                                            $  294,550                $  294,550
    Other paid-in capital                                                        2,517                     2,517
    Retained earnings                                                          202,556                   198,626
                                                                            __________                __________
                                                                               499,623                   495,693
    Preferred stock - not subject to mandatory redemption                       74,000                   114,000
    Long-term debt                                                             489,823                   470,131
                                                                            __________                __________
                                                                             1,063,446                 1,079,824
                                                                            __________                __________
  Current Liabilities:
    Short-term debt                                                               -                       39,470
    Long-term debt and preferred stock due
      due within one year                                                       58,500                        -
    Accounts payable                                                            20,479                    31,871
    Accounts payable to affiliates                                               5,816                     6,021
    Taxes accrued:
      Federal and state income                                                   9,729                       118
      Other                                                                     12,666                    20,193
    Deferred power costs                                                         7,247                        -
    Interest accrued                                                             9,261                    10,927
    Other                                                                       19,730                    16,455
                                                                            __________                __________
                                                                               143,428                   125,055
                                                                            __________                __________
  Deferred Credits and Other Liabilities:
    Unamortized investment credit                                               23,662                    24,734
    Deferred income taxes                                                      222,913                   216,264
    Regulatory liabilities                                                      19,830                    19,974
    Other                                                                       11,036                    10,632
                                                                            __________                __________
                                                                               277,441                   271,604
                                                                            __________                __________
    Total Capitalization and Liabilities                                    $1,484,315                $1,476,483
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


                                                         - 5 -


                                               MONONGAHELA POWER COMPANY
                                                Statement of Cash Flows
                                               _________________________


                                                                                              Six Months Ended
                                                                                                  June 30
                                                                                            ____________________
                                                                                            1995           1994
                                                                                            ____           ____
                                                                                          (Thousands of Dollars)

CASH FLOWS FROM OPERATIONS:
  Net income                                                                             $ 32,356        $ 35,746
  Depreciation                                                                             29,438          29,466
  Deferred investment credit and income taxes, net                                          1,545          (2,000)
  Deferred power costs, net                                                                10,265           4,446
  Unconsolidated subsidiaries' dividends in excess of earnings                              1,189           1,091
  Allowance for other than borrowed funds used during construction                           (162)         (1,084)
  Cumulative effect of accounting change before income taxes                                   -          (13,279)
  Changes in certain current assets and liabilities:
    Accounts receivable, net, excluding cumulative effect of
      accounting change                                                                     3,791           2,319
    Materials and supplies                                                                   (277)         (4,163)
    Accounts payable                                                                      (11,597)         (6,825)
    Taxes accrued                                                                           2,084          (1,825)
    Interest accrued                                                                       (1,666)            (75)
    Other current liabilities                                                               3,275           6,607
  Other, net                                                                                6,958           5,083
                                                                                         ________        ________
                                                                                           77,199          55,507
                                                                                         ________        ________

CASH FLOWS FROM INVESTING:
  Construction expenditures                                                               (38,111)        (47,800)
  Allowance for other than borrowed funds used
    during construction                                                                       162           1,084
                                                                                         ________        ________
                                                                                          (37,949)        (46,716)
                                                                                         ________        ________

CASH FLOWS FROM FINANCING:
  Sale of preferred stock                                                                      -           49,635
  Issuance of long-term debt                                                              132,137             971
  Retirement of long-term debt                                                            (99,403)             -
  Short-term debt, net                                                                    (39,470)        (29,400)
  Notes receivable from affiliates                                                         (4,100)             -
  Dividends on capital stock:
    Preferred stock                                                                        (4,037)         (3,099)
    Common stock                                                                          (24,389)        (26,863)
                                                                                         ________        ________
                                                                                          (39,262)         (8,756)
                                                                                         ________        ________

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                        $    (12)       $     35
Cash and Temporary Cash Investments at January 1                                              132             135
                                                                                         ________        ________
Cash and Temporary Cash Investments at June 30                                           $    120        $    170
                                                                                         ________        ________
                                                                                         ________        ________

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                                 $ 20,801        $ 17,540
    Income taxes                                                                            9,199          16,563






See accompanying notes to financial statements.

                         MONONGAHELA POWER COMPANY
                       Notes to Financial Statements
                       _____________________________


 1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1994 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994.

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

 3. Earnings for the 1994 periods have been restated to reflect retroactively the cumulative effect of an accounting change adopted as of January 1994 to record unbilled revenues.

 4. In June 1995, the Company issued $25 million of 6.15%, 20-year pollution control revenue notes, to refund $25 million of 7.75% Series B pollution control revenue notes due 2009.
            These notes will be refunded in July 1995 but have been extinguished as of the June 30, 1995, balance sheet because funds have been placed in an irrevocable trust to satisfy the obligation.

            The Company issued $70 million of 7.625%, 30-year first mortgage bonds in May 1995 to refund $70 million of 8.875% series due 2019. The Company also issued $40 million of 8% Junior Subordinated Deferrable Interest Debentures in June 1995 to replace the following issues of preferred stock:
            $5 million of $7.36 Series E, $5 million of $8.80 Series G, $5 million of $7.92 Series H, $10 million of $7.92 Series I, and $15 million of $8.60 Series J.

 5. The Company owns 27% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:

                                                           Three Months Ended             Six Months Ended
                                                                 June 30                      June 30
                                                         _____________________           __________________
                                                          1995            1994           1995          1994
                                                          ____            ____           ____          ____
                                                                  (Thousands of Dollars)

            Electric operating revenues                  $22,061        $21,869        $44,157       $44,300
                                                         _______        _______        _______       _______
            Operation & maintenance
              expense                                      1,571          1,444          3,367         3,277
            Depreciation                                   4,224          4,236          8,448         8,472
            Taxes other than income taxes                  1,248          1,528          2,547         2,868
            Federal income taxes                           3,502          3,408          6,725         6,921
            Interest charges                               4,432          4,487          9,417         8,913
            Other income, net                                 (9)            (5)            (9)           (7)
                                                         _______        _______        _______       _______

            Net income                                   $ 7,093        $ 6,771        $13,662       $13,856
                                                         _______        _______        _______       _______
                                                         _______        _______        _______       _______

            The Company's share of the equity in earnings above was $1.9 million and $1.8 million for the three months ended June 30, 1995 and 1994, respectively, and $3.7 million for both the six months ended June 30, 1995 and 1994, respectively, and was included in other income, net, on the Statement of Income.

 6. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                     1995                                    1994
                                         _____________________________            _________________________
                                           1st                  2nd                1st                2nd
                                         Quarter              Quarter             Quarter           Quarter
                                         _______              _______             _______           _______

            Number of Shares            5,891,000            5,891,000          5,891,000         5,891,000
            Amount per Share              $2.07                $2.07              $2.29             $2.27

            Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

                         MONONGAHELA POWER COMPANY

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations
        ___________________________________________________________


      COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1995
          WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1994

NET INCOME

                   Net income for the second quarter of 1995 was $12.9 million compared with $10.2 million for the corresponding 1994 period. For the first six months of 1995, net income was $32.4 million compared with $27.8 million for the corresponding 1994 period, before the cumulative effect of an accounting change to record unbilled revenues.

                   The increase in net income for the second quarter and in income before cumulative effect of an accounting change for the first six months of 1995 reflects increased retail revenues resulting primarily from previously reported rate increases and also in the second quarter from greater kilowatthour (kWh) sales to retail customers. The increased retail revenues in the 1995 periods more than offset increases in interest and other expenses.

SALES AND REVENUES

                   Retail kWh sales to commercial and industrial customers in the second quarter increased 4% and 5%, respectively and to residential customers remained about the same. In the first six months, retail kWh sales to commercial and industrial customers increased 3% and 4%, respectively, and to residential customers decreased 4%. Milder weather in the first six months of 1995 as compared to some of the coldest temperatures ever recorded in much of the Company's service territory during the first quarter of 1994 resulted in reduced residential kWh sales. The increase in kWh sales to industrial customers in the second quarter and first six months of 1995 resulted primarily from increased sales to primary metal customers. Industrial sales were adversely affected in the second quarter of 1994 by fires at two large industrial customers. The increase in revenues from retail customers resulted from the following:

                                                                                Change from Prior Periods
                                                                              _______________________________
                                                                              Quarter             Six Months
                                                                              _______             __________
                                                                                  (Millions of Dollars)

                   Change in kWh sales                                          $1.3                 $ (.1)
                   Fuel and energy cost adjustment clauses(1)                    1.0                    .6
                   Rate increases(2)                                             7.2                  15.5
                   Other                                                          .3                    .4
                                                                                ____                 _____

                                                                                $9.8                 $16.4
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

          KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                                           Three Months Ended             Six Months Ended
                                                                 June 30                       June 30
                                                         _____________________           ___________________
                                                        1995             1994            1995          1994
                                                        ____             ____            ____          ____
KWh sales (in billions):
  From Company generation                                 -                .1              .1            .2
  From purchased power                                    .7               .4             1.4           1.2
                                                       _____            _____          ______        ______
                                                          .7               .5             1.5           1.4
                                                       _____            _____          ______        ______
                                                       _____            _____          ______        ______

Revenues (in millions):
  From Company generation                              $  .6            $ 2.4           $ 1.7         $ 5.4
  From sales of purchased power                         20.0             15.4            42.1          39.6
                                                       _____            _____          ______        ______
                                                       $20.6            $17.8           $43.8         $45.0
                                                       _____            _____          ______        ______
                                                       _____            _____          ______        ______

                   Sales from Company generation decreased because of growth of kWh sales to retail customers and generating unit outages, both of which reduce the amount available for sale, and because of decreased demand and continuing price competition. Sales of purchased power vary depending on the availability of eastern utilities' generating equipment, demand for energy, and competition.

                   The decrease in other revenues resulted primarily from a decrease in sales of energy and spinning reserve to affiliated companies. About 90% of the aggregate benefits from sales to affiliated and nonaffiliated utilities is passed on to retail customers and has little effect on net income.

OPERATING EXPENSES

                   Fuel expenses for both the second quarter and the first six months of 1995 decreased 18%. The decrease in fuel expenses was a result of an 8% decrease in average coal prices and a decrease in kWhs generated of 10% in both periods. The reduced average coal prices are primarily the result of renegotiations of long-term fuel contracts which reduced fuel prices effective January 1995. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

                   "Purchased power and exchanges, net" represents power purchases from and exchanges with other utilities and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to Allegheny Generating Company (AGC), and other transactions with affiliates made pursuant to a power supply agreement whereby each Company uses the most economical generation available in the Allegheny Power System at any given time, and is comprised of the following items:

                                                                   Three Months Ended            Six Months Ended
                                                                         June 30                     June 30
                                                                 _____________________         __________________
                                                                  1995            1994         1995         1994
                                                                  ____            ____         ____         ____
                                                                                (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    For resale to other utilities                                $17.7            $13.6       $37.5         $35.0
    From PURPA generation                                         19.3             17.8        36.1          32.3
    Other                                                          3.8              2.3         6.1           5.4
  Power exchanges, net                                             (.5)             (.6)         .3            .2
Affiliated transactions:
  AGC capacity charges                                             5.1              5.3        10.3          10.6
  Energy and spinning reserve charges                               -                .3          .3            .4
                                                                 _____            _____       _____         _____
                                                                 $45.4            $38.7       $90.6         $83.9
                                                                 _____            _____       _____         _____
                                                                 _____            _____       _____         _____

                   The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made. The cost of power purchased for use by the Company, including power from PURPA generation and affiliated companies, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on net income. The primary reason for the increases in purchases for resale to other utilities is described under SALES AND REVENUES above.

                   The increases in other operation expense for the second quarter and six-month periods resulted primarily from increased power station operating costs, including expenses related to the Harrison scrubbers which became available for service in November 1994, an increase in research and development expense due to the timing of payments, and increases in salaries and wages and employee benefits for the first six months these increases were offset in part by environmental liabilities recorded in the first quarter of 1994.

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

                   Taxes other than income taxes decreased $1.3 million and $2.4 million in the second quarter and first six months of 1995, respectively, due primarily to a decrease in West Virginia Business and Occupation taxes (B&O taxes) resulting primarily from an increase in the industrial expansion credit. As a result of an amendment in the B&O tax law effective June 1, 1995, which changed the basis for this tax from generation to generating capacity, this tax is expected to decrease effective February 1, 1996, because of a rate reduction for scrubbed capacity.

                   The net increases of $1.3 million and $2.4 million in federal and state income taxes for the second quarter and first six-month periods, respectively, resulted primarily from increases in income before income taxes.

                   The combined decreases of $.7 million and $1.4 million in allowance for funds used during construction (AFUDC) for the second quarter and first six-month periods, respectively, reflect decreases in capital expenditures upon substantial completion of Phase I of the Clean Air Act Amendments.

                   The increase in other income, net for the second quarter and first six-month periods was due primarily to proceeds from the sale of timber and to interest income on a tax refund and on funds available as a result of the timing of the debt and preferred stock refinancings in the second quarter of 1995.

                   Interest on long-term debt increased $.9 million for the quarter and $1.0 million for the first six months due primarily to the timing of the refinancing of $70 million of first mortgage bonds and $25 million of pollution control revenue notes, interest related to the issuance of $40 million of Junior Subordinated Deferrable Interest Debentures, and new security issues in 1994. Fluctuations in other interest expense reflect changes in the level of short-term debt maintained by the Company.

LIQUIDITY AND CAPITAL RESOURCES

                   The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994 should be read with the following information.

                   In March 1995, in response to requests for reconsideration of the rate order to the Company in mid-November 1994, the Public Service Commission of West Virginia (PSC) ordered a considerable number of changes from the November order, including reallocations of the rate increases among customer classes and that certain Harrison scrubber-related expenses be reviewed as part of the annual Expanded Net Energy Cost (ENEC) review procedure in June 1995. The PSC later agreed with its staff to delay implementation of the March 1995 order until completion of the ENEC review. Following the March 1995 order, the Company petitioned the West Virginia Supreme Court of Appeals to review the PSC's order as to various issues, including the low allowed return on equity of 10.85%.

                   Effective July 1, 1995, following the ENEC review, the PSC reduced the Company's annual base rates by $1.1 million related to scrubber expenses and stated that those items would be again reviewed in the 1996 ENEC review. On July 10, 1995, the Company filed a petition for reconsideration related to the scrubber expenses.

                   In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

                   As previously reported, the Company is currently named as a defendant along with multiple other affiliated and nonaffiliated defendants in 3,156 pending asbestos cases involving multiple plaintiffs, including 815 new cases filed in 1995 to date. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense. Also as previously reported, the Company and its affiliates and approximately 875 others have been identified by the Environmental Protection Agency as potentially responsible parties in a Superfund site subject to cleanup. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of these matters will not have a material effect on its financial position.

                   In March 1995, the Federal Energy Regulatory Commission
(FERC) published a Notice of Proposed Rulemaking (NOPR) that would mandate sweeping changes to promote increased competition in the wholesale electric industry. The proposals would require that utilities file nondiscriminatory open access transmission tariffs and other comparable transmission services to eligible third parties. It also would allow utilities the opportunity to recover stranded costs. The Company has submitted comments to the FERC.

                   On May 11, 1995, at the annual meeting of stockholders, the System announced that it was proceeding with a functional reorganization. As a result of the reorganization and consolidation efforts currently underway, staff reductions with possible future layoffs appear to be inevitable.

                         MONONGAHELA POWER COMPANY

                  Part II-Other Information to Form 10-Q
                     for Quarter Ended June 30, 1995
                  _______________________________________


ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K
_______            ________________________________

          (a)      Exhibits

                   27  Financial Data Schedule.


          (b) On May 23, 1995, the Company filed a report on Form 8-K including an exhibit consisting of a supplemental indenture dated as of May 1, 1995.

                   On June 21, 1995, the Company filed a report on Form 8-K including an exhibit consisting of an indenture dated as of May 15, 1995.


                                 Signature
                                 _________

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    MONONGAHELA POWER COMPANY




August 11, 1995                                         RICHARD E. MYERS
                                                    _________________________
                                                        Richard E. Myers,
                                                           Controller
                                                    (Chief Accounting Officer)