Form 10-Q
period 1995-09-30
MONONGAHELA POWER CO /OH/
filed 1995-11-09
CIK 67646

Page 1 of 15




                                        FORM 10-Q



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549





                       Quarterly Report under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1995


Commission File Number 1-5164





                                MONONGAHELA POWER COMPANY
                 (Exact name of registrant as specified in its charter)




         Ohio                                            13-5229392
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                  1310 Fairmont Avenue, Fairmont, West Virginia  26554
                             Telephone Number - 304-366-3000





    The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

    At November 9, 1995, 5,891,000 shares of the Common Stock ($50 par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                                MONONGAHELA POWER COMPANY

                     Form 10-Q for Quarter Ended September 30, 1995



                                          Index


                                                                        Page
                                                                         No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three and nine months ended
    September 30, 1995 and 1994                                           3


  Balance sheet - September 30, 1995
    and December 31, 1994                                                 4


  Statement of cash flows - Nine months ended
    September 30, 1995 and 1994                                           5


  Notes to financial statements                                          6-8


  Management's discussion and analysis of financial
    condition and results of operations                                  9-13



PART II--OTHER INFORMATION                                              14-15

                                                   - 3 -

                                             MONONGAHELA POWER COMPANY
                                                  Statement of Income



                                                     Three Months Ended        Nine Months Ended
                                                        September 30             September 30
                                                     1995         1994         1995        1994
                                                                (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
      Residential                                 $  54,793    $  45,800    $ 156,398   $ 143,954
      Commercial                                     32,957       30,395       93,777      86,827
      Industrial                                     51,101       49,441      159,032     148,861
      Nonaffiliated utilities                        23,969       18,164       67,760      63,182
      Other, including affiliates                    23,796       22,132       65,078      68,957
            Total Operating Revenues                186,616      165,932      542,045     511,781


    OPERATING EXPENSES:
      Operation:
       Fuel                                          38,431       37,265      103,383     116,151
       Purchased power and exchanges, net            41,538       38,650      132,110     122,564
       Deferred power costs, net                      4,332        1,121       14,597       5,569
       Restructuring charge                           3,437         -           3,437        -
       Other                                         19,724       18,214       57,964      53,196
      Maintenance                                    18,413       17,915       54,972      52,271
      Depreciation                                   14,242       14,709       43,680      44,176
      Taxes other than income taxes                  10,219       10,098       28,641      30,883
      Federal and state income taxes                 12,119        7,347       32,376      25,209
            Total Operating Expenses                162,455      145,319      471,160     450,019
            Operating Income                         24,161       20,613       70,885      61,762

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                         157          348          319       1,431
      Other income, net                               2,435        1,859        7,328       5,476
            Total Other Income and Deductions         2,592        2,207        7,647       6,907

            Income Before Interest Charges           26,753       22,820       78,532      68,669

    INTEREST CHARGES:
      Interest on long-term debt                      9,379        8,821       27,875      26,298
      Other interest                                    629          780        2,000       2,261
      Allowance for borrowed funds used during
       construction                                    (234)        (304)        (678)     (1,215)

            Total Interest Charges                    9,774        9,297       29,197      27,344

    Income Before Cumulative Effect of
      Accounting Change                              16,979       13,523       49,335      41,325
    Cumulative Effect of Accounting Change, Net        -            -            -          7,945

    NET INCOME                                    $  16,979    $  13,523    $  49,335   $  49,270


    See accompanying notes to financial statements.

                                             - 4 -

                                            MONONGAHELA POWER COMPANY
                                            Balance Sheet



                                                                  September 30         December 31
                                                                      1995                1994
    ASSETS:                                                            (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $33,757,000
           and $35,856,000 under construction                    $  1,808,695         $ 1,763,533
         Accumulated depreciation                                    (737,061)           (701,271)
                                                                    1,071,634           1,062,262
      Investments:
         Allegheny Generating Company - common stock at equity         58,456              60,137
         Other                                                            443                 509
                                                                       58,899              60,646
      Current Assets:
         Cash and temporary cash investments                              130                 132
         Accounts receivable:
            Electric service, net of $2,025,000 and $1,912,000
               uncollectible allowance                                 65,557              62,631
            Affiliated and other                                       10,277               9,483
         Materials and supplies--at average cost:
            Operating and construction                                 24,444              24,563
            Fuel                                                       18,525              23,678
         Prepaid taxes                                                 17,392              17,599
         Other                                                         11,107               7,180
                                                                      147,432             145,266
      Deferred Charges:
         Regulatory assets                                            188,388             186,109
         Unamortized loss on reacquired debt                           16,403              11,500
         Other                                                         10,283              10,700
                                                                      215,074             208,309

                Total Assets                                     $  1,493,039         $ 1,476,483

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                            $    294,550         $   294,550
         Other paid-in capital                                          2,441               2,517
         Retained earnings                                            204,930             198,626
                                                                      501,921             495,693
         Preferred stock - not subject to mandatory redemption         74,000             114,000
         Long-term debt                                               489,908             470,131
                                                                    1,065,829           1,079,824
      Current Liabilities:
         Short-term debt                                               26,835              39,470
         Long-term debt and preferred stock
            due within one year                                        18,500               -
         Accounts payable                                              17,106              31,871
         Accounts payable to affiliates                                 8,740               6,021
         Taxes accrued:
            Federal and state income                                   11,436                 118
            Other                                                      17,849              20,193
         Deferred power costs                                          11,579               -
         Interest accrued                                              12,829              10,927
         Other                                                         21,673              16,455
                                                                      146,547             125,055
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                                 23,126              24,734
         Deferred income taxes                                        226,990             216,264
         Regulatory liabilities                                        19,217              19,974
         Other                                                         11,330              10,632
                                                                      280,663             271,604

                Total Capitalization and Liabilities             $  1,493,039         $ 1,476,483


      See accompanying notes to financial statements

                                       - 5 -


                            MONONGAHELA POWER COMPANY
                             Statement of Cash Flows


                                                                                 Nine Months Ended
                                                                                  September 30
                                                                            1995                  1994
                                                                              (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                                     $   49,335            $   49,270
         Depreciation                                                       43,680                44,176
         Deferred investment credit and income taxes, net                    2,766                (2,369)
         Deferred power costs, net                                          14,597                 5,569
         Unconsolidated subsidiaries' dividends in excess of earnings        1,747                 1,595
         Allowance for other than borrowed funds used
             during construction                                              (319)               (1,431)
         Cumulative effect of accounting change before income taxes          -                   (13,279)
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net, excluding cumulative
                   effect of accounting change                              (3,720)               11,997
                Materials and supplies                                       5,272                (3,949)
                Accounts payable                                           (12,046)               (5,370)
                Taxes accrued                                                8,974                 3,433
                Interest accrued                                             1,902                    15
         Other, net                                                          5,982                 2,094
                                                                           118,170                91,751

    CASH FLOWS FROM INVESTING:
         Construction expenditures                                         (55,483)              (74,737)
         Allowance for other than borrowed funds used
            during construction                                                319                 1,431
                                                                           (55,164)              (73,306)

    CASH FLOWS FROM FINANCING:
         Sale of preferred stock                                             -                    49,635
         Retirement of preferred stock                                     (41,405)                -
         Issuance of long-term debt                                        132,137                 9,718
         Retirement of long-term debt                                      (99,403)                -
         Short-term debt, net                                              (12,635)              (35,302)
         Dividends on capital stock:
            Preferred stock                                                 (5,296)               (5,179)
            Common stock                                                   (36,406)              (37,290)
                                                                           (63,008)              (18,418)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                           (2)                   27
    Cash and Temporary Cash Investments at January 1                           132                   135
    Cash and Temporary Cash Investments at September 30                 $      130            $      162

    Supplemental cash flow information:
         Cash paid during the period for:
             Interest (net of amount capitalized)                       $   26 651            $   26 497
             Income taxes                                                   18 556                23 367

See accompanying notes to financial statements.

                          MONONGAHELA POWER COMPANY

                        Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the accompanying financial statements and the following notes.
           With the exception of the December 31, 1994 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994.


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


4. As previously announced, the System is undergoing a reorganization and reengineering process (restructuring) to simplify its management structure and to increase efficiency. A workforce reduction will occur as departments are subjected to the process.

           The restructuring efforts completed to date, primarily for the Bulk Power Supply Department of the affiliated Allegheny Power Service Corporation, will result in a workforce reduction of approximately 210 employees, who will be offered an option of immediate resignation under a Voluntary Separation Program
           (VSP) or to remain employed subject to involuntary separation (layoff) after one year, if during that year they have not found other employment within the System. The VSP consists of enhanced severance benefits and other incentives. In connection with this workforce reduction, the Company recorded, in the third quarter of 1995, a $3.4 million restructuring charge for the estimated liabilities incurred to date. The restructuring charge, net of income taxes, reduced third quarter net income by about $2.1 million. Additional separation costs for these employees will be recorded in 1996 depending upon those employees who elect early separation under the VSP.

           Additional restructuring costs will be incurred as the restructuring process is completed by other departments, and additional workforce reductions are identified. The costs associated with any additional workforce reductions cannot be estimated at this time. It is expected that the costs associated with the restructuring program will be recovered through cost savings in less than two years.


5. In June 1995, the Company issued $25 million of 6.15%, 20-year pollution control revenue notes, to refund $25 million of 7.75% Series B pollution control revenue notes due 2009.

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


6. Other paid-in capital decreased $76,000 in the nine months ended September 30, 1995, as a result of preferred stock transactions.


7. The Company owns 27% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:


                                                           Three Months Ended             Nine Months Ended
                                                              September 30                   September 30
                                                            1995             1994          1995            1994
                                                                    (Thousands of Dollars)

Electric operating revenues                               $21,573         $22,337        $65,730        $66,637

Operation & maintenance expense                             1,324           1,653          4,691          4,930
Depreciation                                                4,274           4,236         12,722         12,708
Taxes other than income taxes                               1,221           1,399          3,768          4,267
Federal income taxes                                        3,410           3,498         10,135         10,419
Interest charges                                            4,385           4,467         13,802         13,380
Other income, net                                              (5)             (3)           (14)           (10)
           Net income                                     $ 6,964         $ 7,087        $20,626        $20,943

           The Company's share of the equity in earnings above was $1.9 million for both the three months ended September 30, 1995 and 1994, respectively, and $5.6 million and $5.7 million for the nine months ended September 30, 1995 and 1994, respectively. These amounts were included in other income, net, on the Statement of Income.

8. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                     1995                                    1994
                                             Number                Amount            Number               Amount
                                           of Shares             Per Share         of Shares            Per Share

           First Quarter                   5,891,000               $2.07           5,891,000              $2.29
           Second Quarter                  5,891,000               $2.07           5,891,000              $2.27
           Third Quarter                   5,891,000               $2.04           5,891,000              $1.77

           Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

                          MONONGAHELA POWER COMPANY

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


    COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
         WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1994


NET INCOME

                   Net income for the third quarter of 1995 was $17.0 million, after reflecting a restructuring charge net of taxes described below of about $2.1 million, compared with $13.5 million for the corresponding 1994 period. For the first nine months of 1995, net income was $49.3 million, reflecting the restructuring charge, compared with $41.3 million for the corresponding 1994 period, before the cumulative effect of an accounting change to record unbilled revenues.

                   The restructuring charge reflects an estimate of the liabilities incurred to date for separation costs of announced staff reductions in connection with ongoing reorganization and reengineering efforts (see Note 4 to Financial Statements). The increase in net income for the third quarter and in income before the cumulative effect of accounting change for the first nine months of 1995 reflects increased retail revenues resulting from greater kilowatthour (kWh) sales to retail customers as described below and from previously reported rate increases. The increased retail revenues in the 1995 periods more than offset increases in maintenance, interest, and other expenses.


SALES AND REVENUES

                   Retail kWh sales to residential, commercial, and industrial customers increased 15%, 11%, and 3%, respectively, for the third quarter. In the first nine months, retail kWh sales to residential, commercial, and industrial customers increased 2%, 6%, and 4%, respectively. The change in kWh sales to residential and commercial customers was primarily due to variances in weather-related sales and growth in the number of customers. Extremely hot summer weather resulted in cooling degree days in the third quarter 29% above normal and 59% above the moderate temperatures in the third quarter of 1994. These increases in the third quarter were offset by milder weather in the first six months of 1995 as compared to some of the coldest temperatures ever recorded in much of the Company's service territory during the first quarter of 1994. The increase in commercial sales reflects both increased usage and growth in the number of customers. The increase in kWh sales to industrial customers resulted primarily from increased sales to primary metal customers. Industrial sales were adversely affected in the second quarter of 1994 by fires at two large industrial customers.

                   The increases in revenues from retail customers resulted from the following:

                                                                                 Change from Prior Periods
                                                                              Quarter             Nine Months
                                                                                 (Millions of Dollars)

Increased kWh sales                                                             $13.0                  $16.4
Fuel and energy cost adjustment clauses (1)                                      (1.1)                   (.5)
Rate increases (2)                                                                1.2                   13.2
Other                                                                              .1                     .5
                                                                                $13.2                  $29.6

(1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.

(2) Reflects a base rate increase in West Virginia of $23.5 million on an annual basis effective November 16, 1994. This is in addition to $6.9 million of Clean Air Act Amendments of 1990 (CAAA) recovery granted effective July 1, 1994, in West Virginia. These rate increases included recovery of carrying charges on investment, depreciation, and operating costs required to comply with Phase I of the CAAA in West Virginia, and other increasing levels of expense. See page 13 for further information on the West Virginia rate case.


                   KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                                            Three Months Ended             Nine Months Ended
                                                               September 30                   September 30
                                                              1995             1994         1995          1994
KWh sales (in billions):
  From Company generation                                      .1                .1            .1           .3
  From purchased power                                         .8                .4           2.3          1.6
                                                               .9                .5           2.4          1.9

Revenues (in millions):
  From Company generation                                   $ 1.0              $ 1.4        $ 2.7        $ 6.7
  From sales of purchased power                              23.0               16.8         65.1         56.5
                                                            $24.0              $18.2        $67.8        $63.2

                   Sales from Company generation in the first nine months decreased because of growth of kWh sales to retail customers which reduces the amount available for sale, and because of decreased demand and continuing price competition. Sales of purchased power vary depending on the availability of eastern utilities' generating equipment, demand for energy, and competition.

                   The decrease in other revenues in the nine month period resulted primarily from a decrease in sales of energy and spinning reserve to affiliated companies. About 90% of the aggregate benefits from sales to affiliated and nonaffiliated utilities is passed on to retail customers and has little effect on net income.

OPERATING EXPENSES

                   Fuel expense for the third quarter increased 3% due primarily to a 12% increase in kWh generated and a 10% decrease in average coal prices. Fuel expense for the first nine months decreased 11% due to a 9% decrease in average coal prices and a 2% decrease in kWh generated. The reduced average coal prices are primarily the result of renegotiations of long-term fuel contracts which reduced fuel prices effective January 1995. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

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

                                                            Three Months Ended             Nine Months Ended
                                                               September 30                   September 30
                                                             1995             1994           1995           1994
                                                                         (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    For resale to other utilities                           $20.8            $14.9         $ 58.3          $ 50.0
    From PURPA generation                                    14.3             17.0           50.4            49.2
    Other                                                     1.8              2.0            7.8             7.4
  Power exchanges, net                                        (.6)             (.7)           (.3)            (.5)
Affiliated transactions:
  AGC capacity charges                                        5.2              5.4           15.5            16.0
  Energy and spinning reserve charges                          -                -              .4              .5
                                                            $41.5            $38.6         $132.1          $122.6

                   The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made. The cost of power purchased for use by the Company, including power from PURPA generation and affiliated companies, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on net income. The decrease in purchases from PURPA generation in the third quarter was due to a contractual reduction in the energy rate effective June 10, 1995 for the Grant Town PURPA project. American Bituminous Power Partners, L.P., the developer of the project, has filed an emergency petition with the Public Service Commission of West Virginia (PSC) for interim relief to have its former energy rate reinstated. The Company has filed objections to this petition. The primary reason for the increase in purchases for resale to other utilities is described under SALES AND REVENUES above.

                   The increases in other operation expenses, excluding the restructuring charge which is discussed on pages 6 and 7, for the third quarter and first nine months resulted primarily from increases in employee benefit costs, charge-offs for uncollectible accounts, and research and development expenses. For the first nine months these increases were offset in part by environmental liabilities recorded in the first quarter of 1994.

                   Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs, and unplanned expenditures resulting primarily from forced outages at the power stations and periodic storm damage on the T&D system. The Company is experiencing, and expects to continue to experience, increased expenditures due to the aging of its power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul, and the amount of work found necessary when equipment is dismantled.

                   Taxes other than income taxes decreased $2.2 million for the first nine months due to a decrease in the West Virginia Business and Occupation taxes (B&O taxes) resulting from an increase in the industrial expansion credit. As a result of an amendment in the B&O tax law effective June 1, 1995, which changed the basis for this tax from generation to generating capacity, this tax is expected to decrease effective February 1, 1996, because of a rate reduction for scrubbed capacity.

                   The net increases of $4.8 million and $7.2 million in federal and state income taxes for the third quarter and first nine months, respectively, resulted primarily from increases in income before taxes.

                   The combined decreases of $.3 million and $1.6 million in allowances for funds used during construction (AFUDC) for the third quarter and first nine months, respectively, reflect decreases in capital expenditures upon substantial completion of Phase I of the CAAA.

                   The increase in other income, net, for the third quarter and first nine months reflects an increase in the deferral of carrying charges on CAAA expenditures in Ohio until such time as the base rate increase becomes effective, now expected in November 1995, and for the nine month period from proceeds from the sale of timber, interest income on a tax refund, and an increase in income earned on funds available as a result of the timing of the debt and preferred stock refinancings in the second quarter of 1995.

                   Interest on long-term debt increased $.6 million and $1.6 million in the third quarter and first nine months, respectively, due primarily to the issuance of $40 million of Junior Subordinated Deferrable Interest Debentures in the second quarter, and new security issues in 1994. Fluctuations in other interest expense reflect changes in the level of short-term debt maintained by the Company.

LIQUIDITY AND CAPITAL RESOURCES

                   The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the following information.

                   On August 29, 1995, the Company reached a settlement agreement with the staff of the Public Utility Commission of Ohio (PUCO) and the Ohio Consumers Counsel in its pending Ohio base rate case. The agreement provides for a $6 million annual increase in rates for Ohio customers. It is expected that the rates will become effective in November 1995 upon approval of the stipulation agreement by the PUCO.

                   In March 1995, in response to requests for reconsideration of the rate order in West Virginia in mid-November 1994, the PSC ordered a considerable number of changes from the November order, including reallocations of the rate increases among customer classes and that certain Harrison scrubber-related expenses be reviewed as part of the annual Expanded Net Energy Cost (ENEC) review procedure in June 1995. The PSC later agreed with its staff to delay implementation of the March 1995 order until completion of the ENEC review. Following the March 1995 order, the Company petitioned the West Virginia Supreme Court of Appeals to review the PSC's order as to various issues, including the low allowed return on equity of 10.85%. Effective July 1, 1995, following the ENEC review, the PSC reduced the Company's annual base rates by $1.1 million related to scrubber expenses and stated that those items would be again reviewed in the 1996 ENEC review. On July 10, 1995 the Company filed a petition for reconsideration related to the scrubber expenses. This petition was rejected by the PSC in August 1995.

                   In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

                   As previously reported, the Company is currently named as a defendant along with multiple other affiliated and nonaffiliated defendants in 5,001 pending asbestos cases involving multiple plaintiffs, including 2,660 new cases filed in 1995 to date. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense. Also as previously reported, the Company and its affiliates and approximately 875 others have been identified by the Environmental Protection Agency as potentially responsible parties in a Superfund site subject to cleanup. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of these matters will not have a material effect on its financial position.

                   In March 1995, the Federal Energy Regulatory Commission
(FERC) published a Notice of Proposed Rulemaking (NOPR) that would mandate sweeping changes to promote increased competition in the wholesale electric industry. The proposals would require that utilities file nondiscriminatory open access transmission tariffs and offer comparable transmission services to eligible third parties. It also would allow utilities the opportunity to recover stranded costs. The Company has submitted comments to the FERC. The Company filed open access transmission tariffs with the FERC that generally are consistent with this NOPR.

                          MONONGAHELA POWER COMPANY

                  Part II - Other Information to Form 10-Q
                    for Quarter Ended September 30, 1995


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

            1.    (a)    Date and Kind of Meeting:

                               None

                  (b)    Election of Directors:

                               None

                  (c) The holder of all the outstanding common stock of the Company consented in writing on September 7, 1995, to an amendment of the Company's Code of Regulations effective September 7, 1995, which:

                         (1) sets the maximum number of directors at 15 and permits the directors from time to time to increase the number of directors to not more than 15 or to decrease the number of directors to not less than three without requiring any action of the stockholders of the Company.


ITEM 5.    OTHER INFORMATION

                  On September 6, 1995, MidAtlantic Energy, the developer of the now defunct Marshall County PURPA project, filed a civil action against the Company, The Potomac Edison Company, Allegheny Power System, Inc., and its former development partner Babcock & Wilcox, alleging that actions taken by the defendants made it impossible for the company to continue with its 230-megawatt cogeneration project and other projects contemplated with Babcock & Wilcox. The Company is unable to predict the outcome of this proceeding.


ITEM 6.    EXHIBITS AND REPORTS

           (a)    Exhibits:

                  (3)   (i)    Charter of the Company, as amended,
                               including amendment effective May 9, 1994, amending Section 1.5 of the Charter to reflect the authority to issue and the terms and conditions of a new series of Cumulative
                               Preferred Stock, designated as $7.73
                               Cumulative Preferred Stock, Series L; and including amendment filed October 24, 1995, amending Section 1.5 of the Charter to delete reference to five (5) series of redeemed Cumulative Preferred Stock, to reclassify the redeemed stock as authorized but unissued stock, and to renumber the remaining paragraph of subdivision (4).

                     (ii) Code of Regulations of Monongahela Power Company, as amended September 7, 1995.

                 (22)    Vote and Approval of Shareholders dated September
                         7, 1995.

                 (27)      Financial Data Schedule

           (b)    Reports on Form 8-K:

                        No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1995.





                                  Signature


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MONONGAHELA POWER COMPANY



                                                  RICHARD E. MYERS
                                                  Richard E. Myers
                                                     Controller
                                             (Chief Accounting Officer)



November 9, 1995