Form 10-Q
period 1996-03-31
MONONGAHELA POWER CO /OH/
filed 1996-05-15
CIK 67646

Page 1 of 13




                                        FORM 10-Q



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549





                       Quarterly Report under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1996


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

         At May 15, 1996, 5,891,000 shares of the Common Stock ($50 par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                                MONONGAHELA POWER COMPANY

                       Form 10-Q for Quarter Ended March 31, 1996



                                          Index


                                                                         Page
                                                                          No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three months ended
    March 31, 1996 and 1995                                               3


  Balance sheet - March 31, 1996
    and December 31, 1995                                                 4


  Statement of cash flows - Three months ended
    March 31, 1996 and 1995                                               5


  Notes to financial statements                                           6-7


  Management's discussion and analysis of financial
    condition and results of operations                                   8-11




PART II--OTHER INFORMATION                                                12-13

                                                 - 3 -

                                         MONONGAHELA POWER COMPANY
                                                Statement of Income



                                                                             Three Months Ended
                                                                                March 31
                                                                            1996**          1995
                                                                             (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                                                        $ 61,320       $ 56,818
       Commercial                                                           31,506         31,736
       Industrial                                                           53,791         54,486
       Wholesale and other, including affiliates *                          24,949         21,264*
       Bulk power transactions, net *                                        4,051          3,688*
         Total Operating Revenues                                          175,617        167,992


    OPERATING EXPENSES:
      Operation:
       Fuel                                                                 37,687         35,235
       Purchased power and exchanges *                                      26,736         25,440*
       Deferred power costs, net                                             3,257          6,512
       Other                                                                35,572         18,781
      Maintenance                                                           19,534         18,830
      Depreciation                                                          13,929         14,488
      Taxes other than income taxes                                         10,418          9,817
      Federal and state income taxes                                         7,584         12,213
              Total Operating Expenses                                     154,717        141,316
              Operating Income                                              20,900         26,676

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                                                  9             39
      Other income, net                                                      1,928          2,179
              Total Other Income and Deductions                              1,937          2,218

              Income Before Interest Charges                                22,837         28,894

    INTEREST CHARGES:
      Interest on long-term debt                                             9,288          8,888
      Other interest                                                           574            750
      Allowance for borrowed funds used during
       construction                                                            (14)          (214)

              Total Interest Charges                                         9,848          9,424


    NET INCOME                                                            $ 12,989       $ 19,470

    * Prior period amounts have been reclassified for comparative purposes to reflect a change in 1996 in reporting certain bulk power transmission transactions with nonaffiliated utilities.  See Note 3 on page 6.

    **The 1996 period includes restructuring charges of $10.4 million, net of taxes.
      See Note 4 on page 6.

    See accompanying notes to financial statements.

                                                    - 4 -

                                          MONONGAHELA POWER COMPANY
                                          Balance Sheet



                                                                    March 31,                   December 31,
                                                                       1996                         1995
    ASSETS:                                                                     (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $18,741,000
           and $29,443,000 under construction                       $1,829,436                   $1,821,613
         Accumulated depreciation                                     (758,372)                    (747,013)
                                                                     1,071,064                    1,074,600
      Investments:
         Allegheny Generating Company - common stock at equity          57,145                       57,821
         Other                                                             400                          422
                                                                        57,545                       58,243
      Current Assets:
         Cash                                                              455                          117
         Accounts receivable:
            Electric service, net of $2,316,000 and $2,267,000
               uncollectible allowance                                  73,262                       71,759
            Affiliated and other                                        11,424                       11,577
         Materials and supplies--at average cost:
            Operating and construction                                  20,520                       21,297
            Fuel                                                        20,460                       20,305
         Prepaid taxes                                                  13,383                       17,778
         Deferred income taxes                                           9,304                        7,972
         Other                                                           3,983                        4,857
                                                                       152,791                      155,662
      Deferred Charges:
         Regulatory assets                                             164,558                      164,900
         Unamortized loss on reacquired debt                            15,944                       16,174
         Other                                                          12,007                       11,012
                                                                       192,509                      192,086

                Total Assets                                        $1,473,909                   $1,480,591

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                                 $294,550                     $294,550
         Other paid-in capital                                           2,441                        2,441
         Retained earnings                                             208,121                      208,761
                                                                       505,112                      505,752
         Preferred stock                                                74,000                       74,000
         Long-term debt and QUIDS                                      489,581                      489,995
                                                                     1,068,693                    1,069,747
      Current Liabilities:
         Short-term debt                                                12,394                       29,868
         Long-term debt due within one year                                500                       18,500
         Accounts payable                                               20,975                       24,582
         Accounts payable to affiliates                                  7,478                        6,500
         Taxes accrued:
            Federal and state income                                    21,212                        8,068
            Other                                                       13,899                       20,749
         Deferred power costs                                           18,094                       14,202
         Interest accrued                                               12,737                        8,577
         Restructuring liabilities                                      10,964                        3,693
         Other                                                          20,151                       15,940
                                                                       138,404                      150,679
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                                  22,054                       22,590
         Deferred income taxes                                         203,314                      206,616
         Regulatory liabilities                                         19,823                       20,183
         Restructuring liabilities                                       5,950                       -
         Other                                                          15,671                       10,776
                                                                       266,812                      260,165

                Total Capitalization and Liabilities                $1,473,909                   $1,480,591


      See accompanying notes to financial statements.

      - 5 -


    MONONGAHELA POWER COMPANY
    Statement of Cash Flows


                                                                            Three Months Ended
                                                                                   March 31
                                                                          1996                1995
                                                                            (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                                      $12,989             $19,470
         Depreciation                                                     13,929              14,488
         Deferred investment credit and income taxes, net                 (5,530)                448
         Deferred power costs, net                                         3,257               6,512
         Unconsolidated subsidiaries' dividends in excess of earnings        698                 666
         Allowance for other than borrowed funds used
             during construction                                              (9)                (39)
         Restructuring charges                                            16,349               -
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                  (1,350)                276
                Materials and supplies                                       622                (743)
                Accounts payable                                          (2,629)            (12,059)
                Taxes accrued                                              6,294               9,846
                Interest accrued                                           4,160                (390)
         Other, net                                                       12,243               8,435
                                                                          61,023              46,910

    CASH FLOWS FROM INVESTING:
         Construction expenditures                                       (11,090)            (18,005)
         Allowance for other than borrowed funds used
            during construction                                                9                  39
                                                                         (11,081)            (17,966)


    CASH FLOWS FROM FINANCING:
         Retirement of long-term debt                                    (18,500)              -
         Short-term debt, net                                            (17,474)            (14,681)
         Dividends on capital stock:
            Preferred stock                                               (1,259)             (2,081)
            Common stock                                                 (12,371)            (12,194)
                                                                         (49,604)            (28,956)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                        338                 (12)
    Cash and Temporary Cash Investments at January 1                         117                 132
    Cash and Temporary Cash Investments at March 31                   $      455          $      120


    Supplemental cash flow information:
         Cash paid during the period for:
             Interest (net of amount capitalized)                         $2,734              $9,519
             Income taxes                                                  -                   -



    See accompanying notes to financial statements.

                          MONONGAHELA POWER COMPANY

                        Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995, should be read with the accompanying financial statements and the following notes.
           With the exception of the December 31, 1995, balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.


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


3. Effective in 1996 the Company changed its method of reporting certain bulk power transmission transactions with nonaffiliated utilities, and reclassified prior year's bulk power revenues and operation expenses to achieve a consistent presentation.
           In prior years, some use of the Company's transmission system was recorded as purchased power from selling utilities and as sales of power to buying utilities. The benefit to the Company was the difference between the two. Because of new Federal Energy Regulatory Commission requirements, the Company predominantly does not "buy" and "sell" such energy, but rather a transmission fee is charged.

           Under the new reporting method all such transactions are recorded on a net revenue basis. The effect of the reclassification was to reduce amounts reported for bulk power transaction revenues and operation expenses by $10.6 million and $19.7 million for the three months ended March 31, 1996 and 1995, respectively, with no change in operating income or net income.


4. As previously announced, the System is undergoing a reorganization and reengineering process (restructuring) to simplify its management structure and to increase efficiency. On March 12, 1996, the Company and its affiliates announced additional restructuring plans which include consolidating operating divisions, and centralizing and changing many accounting, customer services, and other functions. As a consequence of this process, an additional work force reduction of approximately 1,000 System employees will occur. It is expected that approximately 50% of the positions will be eliminated by July 1996 with the remaining positions eliminated by 1998. Reductions will be accomplished through an enhanced separation plan, attrition, and, in the union workforce, pursuant to appropriate contract.

           Additional restructuring charges which reflect estimated liabilities for severance and other employee termination costs are estimated to be about $25 million ($15 million after tax) of which $17.4 million ($10.4 million after tax) was recorded in the first quarter of 1996. The remaining charges will be recorded later, primarily in the third quarter of 1996, as required by applicable accounting rules. A summary of restructuring liabilities is provided below:

                                                                               First Quarter 1996
                                                                             (Millions of Dollars)
                 Restructuring Liability (before tax):
                   Balance at beginning of quarter                                        $ 3.7
                     Add first quarter accrual                                             17.4
                     Less benefit plans curtailment
                       liabilities                                                         (3.1)*
                       Less first quarter payments                                         (1.1)
                   Balance at end of quarter                                              $16.9

                 *Primarily recorded in other deferred credits.

5. The Company owns 27% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:

                                                                                 Three Months Ended
                                                                                      March 31
                                                                                 1996                1995
                                                                               (Thousands of Dollars)

                 Electric operating revenues                                   $20,909            $22,096

                 Operation and maintenance expense                               1,119              1,796
                 Depreciation                                                    4,290              4,224
                 Taxes other than income taxes                                   1,210              1,299
                 Federal income taxes                                            3,344              3,223
                 Interest charges                                                4,228              4,985
                 Other income, net                                                  (3)               -
                     Net income                                                $ 6,721            $ 6,569

           The Company's share of the equity in earnings above was $1.8 million for each of the three months ended March 31, 1996 and 1995, and was included in other income, net, on the Statement of Income.


6. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                                                 Three Months Ended
                                                                                      March 31
                                                                               1996                1995

                 Number of Shares                                            5,891,000           5,891,000
                 Amount per Share                                               $2.10               $2.07

           Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent,
           Allegheny Power System, Inc.

                          MONONGAHELA POWER COMPANY

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


       COMPARISON OF FIRST QUARTER OF 1996 WITH FIRST QUARTER OF 1995


Review of Operations

NET INCOME

                   Net income for the first quarter of 1996 was $13.0 million, after reflecting a restructuring charge net of taxes of $10.4 million, compared with $19.5 million for the corresponding 1995 period. The restructuring charge reflects estimated liabilities for severance and other employee termination costs incurred to date for continuing restructuring activities which commenced during the last half of 1995.
The 20% increase in earnings, excluding the restructuring charge, resulted primarily from increased sales to retail customers.


SALES AND REVENUES

                   Retail kilowatt-hour (kWh) sales to residential, commercial, and industrial customers increased 9%, 6%, and 4%, respectively. The increase in kWh sales to residential and commercial customers was primarily due to an increase in weather-related sales. Colder temperatures in the first quarter of 1996 as compared to milder first quarter 1995 weather, resulted in heating degree days 9% above normal and 10% above the 1995 first quarter. The increase in kWh sales to industrial customers was primarily due to higher sales to paper and iron and steel customers. The increase in revenues from retail customers resulted from the following:

                                                                                 Change from Prior Period
                                                                                   (Millions of Dollars)

            Increased kWh sales                                                                 $ 5.2
            Fuel and energy cost adjustment clauses*                                             (3.4)
            Rate increase                                                                         1.7
            Other                                                                                  .1
                                                                                                $ 3.6

   * Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.


                   The increase in wholesale and other revenues resulted primarily from continued increases in sales of capacity, energy, and spinning reserve to other affiliated companies.

                   KWh deliveries to and revenues from bulk power transactions are comprised of the following items:

                                                                                 Three Months Ended
                                                                                      March 31
                                                                                 1996                1995*

            KWh deliveries (in billions):
              From transmission services                                          1.3                  .7
              From sale of Company generation                                      -                   .1
                                                                                  1.3                  .8

            Revenues (in millions):
              From transmission services                                         $3.4                $2.6
              From sale of Company generation                                      .7                 1.1
                                                                                 $4.1                $3.7

                   Increased transmission services resulted primarily from increased demand from power marketers. About 90% of the aggregate benefits from bulk power and affiliated transactions are passed on to retail customers and have little effect on net income.


OPERATING EXPENSES

                   Fuel expenses increased 7%, the net result of a 11% increase in kWh generated and a 4% decrease in average coal prices. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

                   "Purchased power and exchanges" represents power purchases from and exchanges with nonaffiliated utilities and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to Allegheny Generating Company
(AGC), an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Power System at any given time, and is comprised of the following items:


                                                                                 Three Months Ended
                                                                                      March 31
                                                                                 1996               1995*
                                                                                  (Millions of Dollars)
            Nonaffiliated transactions:
              Purchased power:
                From PURPA generation                                           $17.1              $16.8
                Other                                                             3.7                2.3
              Power exchanges                                                      .8                 .8
            Affiliated transactions:
              AGC capacity charges                                                5.1                 5.2
              Energy and spinning reserve charges                                  -                  .3
                                                                                $26.7              $25.4


   * Prior period amounts have been reclassified for comparative purposes to reflect a change in the method of reporting certain bulk power transmission transactions with nonaffiliated utilities. See Note 3 to the Financial
     Statements for further information.

             Other purchased power increased because of increased sales to retail customers and the availability of more economic energy. The cost of power and capacity purchased for use by the Company, including power from PURPA generation and affiliated transactions, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions, and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on net income.

             The increase in other operation expense resulted primarily from restructuring charges which are discussed in Note 4 to the Financial Statements.

             Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. The Company is also experiencing, and expects to continue to experience, increased expenditures due to the aging of its power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

             The decrease in federal and state income taxes resulted primarily from a decrease in income before taxes.

             Fluctuations in other interest expense as well as other income, net, reflect changes in the levels of temporary investments and short-term debt maintained by the Company.


Financial Condition and Requirements

             The Company's discussion on Financial Condition and
Requirements and Changes in the Electric Utility Industry in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995, should be read with the following information.

             In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

             The final rules on open transmission access were released by the Federal Energy Regulatory Commission (FERC) on April 24 and the Company is in the process of reviewing the document. The first rule, Order No. 888, requires utilities with transmission capacity to file open access tariffs that offer to others transmission service that is comparable to service they provide themselves. In addition, utilities must apply the same tariffs offered to others to their own wholesale energy sales and purchases. The Company has had an open access transmission tariff on file with the FERC since December 1995. The Order also provides for full recovery of stranded costs-- those costs that were prudently incurred to serve power customers and that could go unrecovered if those customers use open access to move to another supplier.

             Order No. 889, which is also included in the rules, requires utilities to establish electronic systems to share information about available transmission capacity for wholesale transactions.

             The FERC also proposed that each public utility would replace the network and point-to-point tariffs in the open access rule with a single capacity reservation tariff by the end of 1997.

                          MONONGAHELA POWER COMPANY

                  Part II - Other Information to Form 10-Q
                      for Quarter Ended March 31, 1996


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

            1.    (a)    Date and Kind of Meeting:

                         The annual meeting of shareholders was held at Fairmont, West Virginia, on April 15, 1996. No proxies were solicited.

                  (b)    Election of Directors:

                         The holder of all 5,891,000 shares of common stock voted to elect the following Directors of the Company to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

                           Eleanor Baum                        Alan J. Noia
                           William L. Bennett                  Jay S. Pifer
                           Klaus Bergman                       Steven H. Rice
                           Wendell F. Holland                  Gunnar E. Sarsten
                           Phillip E. Lint                     Peter L. Shea
                           Edward H. Malone                    Peter J. Skrgic
                           Frank A. Metz, Jr.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    (27)  Financial Data Schedule

           (b) On March 13, 1996, the Company filed a Form 8-K for the restructuring of its organization.

                        On April 11, 1996, the Company filed a Form 8-K containing a Form of Change in Control Employment Contract.

                                                        Signature


                   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     MONONGAHELA POWER COMPANY



                                                          THOMAS J. KLOC
                                                          Thomas J. Kloc
                                                            Controller
                                                     (Chief Accounting Officer)



May 15, 1996