Form 10-Q
period 1996-06-30
MONONGAHELA POWER CO /OH/
filed 1996-08-13
CIK 67646

Page 1 of 13




                                        FORM 10-Q



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549





                       Quarterly Report under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1996


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

         At August 13, 1996, 5,891,000 shares of the Common Stock ($50 par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                                MONONGAHELA POWER COMPANY

                        Form 10-Q for Quarter Ended June 30, 1996



                                          Index


                                                                          Page
                                                                           No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three and six months ended
    June 30, 1996 and 1995                                                 3


  Balance sheet - June 30, 1996
    and December 31, 1995                                                  4


  Statement of cash flows - Six months ended
    June 30, 1996 and 1995                                                 5


  Notes to financial statements                                           6-8


  Management's discussion and analysis of financial
    condition and results of operations                                  9-12



PART II--OTHER INFORMATION                                                 13

                                                            - 3 -

                                                 MONONGAHELA POWER COMPANY
                                                     Statement of Income



                                                      Three Months Ended             Six Months Ended
                                                           June 30                        June 30
                                                       1996**         1995         1996**            1995
                                                     (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                                   $  46,293    $   44,787    $  107,613       $   101,605
       Commercial                                       28,800        29,084        60,306            60,820
       Industrial                                       50,411        53,445       104,202           107,931
       Wholesale and other, including affiliates*       21,289        19,612        46,238            40,876
       Bulk power transactions, net*                     5,333         3,058         9,384             6,746
         Total Operating Revenues                      152,126       149,986       327,743           317,978


    OPERATING EXPENSES:
      Operation:
       Fuel                                             34,508        29,717        72,195            64,952
       Purchased power and exchanges*                   24,340        27,681        51,076            53,121
       Deferred power costs, net                           580         3,753         3,837            10,265
       Other                                            15,713        19,459        51,285            38,240
      Maintenance                                       18,467        17,729        38,001            36,559
      Depreciation                                      13,779        14,950        27,708            29,438
      Taxes other than income taxes                     10,053         8,605        20,471            18,422
      Federal and state income taxes                     9,951         8,044        17,535            20,257
              Total Operating Expenses                 127,391       129,938       282,108           271,254
              Operating Income                          24,735        20,048        45,635            46,724

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                             79           123            88               162
      Other income, net                                  1,382         2,714         3,310             4,893
              Total Other Income and Deductions          1,461         2,837         3,398             5,055

              Income Before Interest Charges            26,196        22,885        49,033            51,779

    INTEREST CHARGES:
      Interest on long-term debt                         9,123         9,608        18,411            18,496
      Other interest                                       448           621         1,022             1,371
      Allowance for borrowed funds used during
       construction                                        (87)         (230)         (101)             (444)

              Total Interest Charges                     9,484         9,999        19,332            19,423


    NET INCOME                                       $  16,712    $   12,886    $   29,701       $    32,356

    * Prior period amounts have been reclassified for comparative purposes to reflect a change in 1996 in reporting certain bulk power transmission transactions with nonaffiliated utilities.  See Note 3 on page 6.

    **The three and six month 1996 periods include a credit of $3.5 million and a charge of $13.8 million, respectively, for restructuring.  See Note 4 on page 6.

    See accompanying notes to financial statements.

                                                     - 4 -

                                          MONONGAHELA POWER COMPANY
                                               Balance Sheet



                                                                            June 30,                     December 31,
                                                                              1996                           1995
    ASSETS:                                                                            (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $23,036,000
           and $29,443,000 under construction                            $   1,842,329                  $   1,821,613
         Accumulated depreciation                                             (770,039)                      (747,013)
                                                                             1,072,290                      1,074,600
      Investments:
         Allegheny Generating Company - common stock at equity                  56,704                         57,821
         Other                                                                     379                            422
                                                                                57,083                         58,243
      Current Assets:
         Cash and temporary cash investments                                     2,833                            117
         Accounts receivable:
            Electric service, net of $2,142,000 and $2,267,000
               uncollectible allowance                                          61,302                         71,759
            Affiliated and other                                                11,356                         11,577
         Materials and supplies--at average cost:
            Operating and construction                                          20,437                         21,297
            Fuel                                                                14,032                         20,305
         Prepaid taxes                                                          10,636                         17,778
         Deferred income taxes                                                  10,024                          7,972
         Other                                                                   4,813                          4,857
                                                                               135,433                        155,662
      Deferred Charges:
         Regulatory assets                                                     163,391                        164,900
         Unamortized loss on reacquired debt                                    15,715                         16,174
         Other                                                                  11,264                         11,012
                                                                               190,370                        192,086

                Total Assets                                             $   1,455,176                  $   1,480,591

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                                    $     294,550                  $     294,550
         Other paid-in capital                                                   2,441                          2,441
         Retained earnings                                                     211,261                        208,761
                                                                               508,252                        505,752
         Preferred stock                                                        74,000                         74,000
         Long-term debt and QUIDS                                              489,668                        489,995
                                                                             1,071,920                      1,069,747
      Current Liabilities:
         Short-term debt                                                         7,696                         29,868
         Long-term debt due within one year                                        500                         18,500
         Accounts payable                                                       21,953                         24,582
         Accounts payable to affiliates                                          7,913                          6,500
         Taxes accrued:
            Federal and state income                                            10,337                          8,068
            Other                                                               11,683                         20,749
         Deferred power costs                                                   18,624                         14,202
         Interest accrued                                                        8,964                          8,577
         Restructuring liabilities                                               8,630                          3,693
         Other                                                                  18,035                         15,940
                                                                               114,335                        150,679
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                                          21,518                         22,590
         Deferred income taxes                                                 207,326                        206,616
         Regulatory liabilities                                                 19,138                         20,183
         Restructuring liabilities                                               4,130                         -
         Other                                                                  16,809                         10,776
                                                                               268,921                        260,165

                Total Capitalization and Liabilities                     $   1,455,176                  $   1,480,591


      See accompanying notes to financial statements.

                                               - 5 -


                                     MONONGAHELA POWER COMPANY
                                     Statement of Cash Flows


                                                                               Six Months Ended
                                                                                   June 30
                                                                           1996                 1995
                                                                             (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                                        $29,701              $32,356
         Depreciation                                                       27,708               29,438
         Deferred investment credit and income taxes, net                   (3,133)               1,545
         Deferred power costs, net                                           3,837               10,265
         Unconsolidated subsidiaries' dividends in excess of earnings        1,160                1,189
         Allowance for other than borrowed funds used
             during construction                                               (88)                (162)
         Restructuring charges                                              12,032                -
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                    10,678                3,791
                Materials and supplies                                       7,133                 (277)
                Other current assets                                         7,186                6,956
                Accounts payable                                            (1,216)             (11,597)
                Taxes accrued                                               (6,797)               2,084
                Interest accrued                                               387               (1,666)
         Other, net                                                          8,743                3,277
                                                                            97,331               77,199

    CASH FLOWS FROM INVESTING:
         Construction expenditures                                         (26,829)             (38,111)
         Allowance for other than borrowed funds used
            during construction                                                 88                  162
                                                                           (26,741)             (37,949)


    CASH FLOWS FROM FINANCING:
         Issuance of long-term debt                                          -                  132,137
         Retirement of long-term debt                                      (18,500)             (99,403)
         Short-term debt, net                                              (22,172)             (39,470)
         Notes receivable from affiliates                                    -                   (4,100)
         Dividends on capital stock:
            Preferred stock                                                 (2,519)              (4,037)
            Common stock                                                   (24,683)             (24,389)
                                                                           (67,874)             (39,262)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                        2,716                  (12)
    Cash and Temporary Cash Investments at January 1                           117                  132
    Cash and Temporary Cash Investments at June 30                     $     2,833          $       120


    Supplemental cash flow information:
         Cash paid during the period for:
             Interest (net of amount capitalized)                          $18,088              $20,801
             Income taxes                                                   18,360                9,199



    See accompanying notes to financial statements.

                          MONONGAHELA POWER COMPANY

                        Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995, should be read with the accompanying financial statements and the following notes.
           With the exception of the December 31, 1995, balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995.


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

           Under the new reporting method all such transactions are recorded on a net revenue basis. The effect of the reclassification was to reduce amounts reported for bulk power transaction revenues and operation expenses by $17.7 million and $37.5 million for the three and six months ended June 1995, respectively, with no change in operating income or consolidated net income.


4. As previously announced, the System is undergoing a reorganization and reengineering process (restructuring) to simplify its management structure and to increase efficiency. In March 1996, the Company and its affiliates announced additional restructuring plans which included consolidating operating divisions, and centralizing and changing many accounting, customer services, and other functions. Effective July 1996, the Company and its affiliates reduced their work force by about 570 employees. The reductions were accomplished through an enhanced separation plan, attrition, and layoffs. An additional reduction of about 500 employees during the next two or three years will occur primarily through attrition and, in the union workforce, pursuant to appropriate contract terms.

           Restructuring charges previously recorded were adjusted in the second quarter to reflect current estimates. Restructuring charges reflect estimated liabilities for severance, employee termination costs, and other restructuring costs. Estimated additional restructuring charges of about $9 million will be recorded as the liabilities are incurred. A summary of restructuring liabilities is provided below:

                                                               Three Months Ended            Six Months Ended
                                                                    June 1996                    June 1996
                                                                          (Millions of Dollars)

           Restructuring liability (before tax):
             Balance at beginning of period                           $16.9                          $ 3.7
               Accruals/adjustments                                    (3.5)                          13.8
               Benefit plans curtailment
                 liabilities/adjustments*                                .2                           (3.0)
               Less payments                                            (.8)                          (1.7)
             Balance at end of period                                 $12.8                          $12.8


           *Primarily recorded in other deferred credits.

5. The Company owns 27% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:

                                                           Three Months Ended             Six Months Ended
                                                                 June 30                       June 30
                                                            1996             1995          1996            1995
                                                                          (Thousands of Dollars)

Electric operating revenues                               $21,023         $22,061        $41,932        $44,157

Operation & maintenance expense                             1,215           1,571          2,334          3,367
Depreciation                                                4,290           4,224          8,580          8,448
Taxes other than income taxes                               1,198           1,248          2,408          2,547
Federal income taxes                                        3,362           3,502          6,706          6,725
Interest charges                                            4,181           4,432          8,409          9,417
Other income, net                                             -                (9)            (3)            (9)

           Net income                                     $ 6,777         $ 7,093        $13,498        $13,662

           The Company's share of the equity in earnings above was $1.8 million and $1.9 million for the three months ended June 30, 1996 and 1995, respectively, and $3.6 million and $3.7 million for the six months ended June 30, 1995 and 1994, respectively, and was included in other income, net, on the Statement of Income.

6. Common stock dividends per share declared during the periods for which income statements are included are as follows:

                                                  1996                                     1995
                                           1st                  2nd                  1st                2nd
                                         Quarter              Quarter              Quarter           Quarter

           Number of Shares            5,891,000            5,891,000            5,891,000          5,891,000
           Amount per Share               $2.10                $2.09                $2.07             $2.07

           Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

                          MONONGAHELA POWER COMPANY

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


      COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
           WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1995


Review of Operations

NET INCOME

                   Net income for the second quarter of 1996 was $16.7 million compared with $12.9 million for the corresponding 1995 period. For the first six months of 1996, net income was $29.7 million compared with $32.4 million for the corresponding 1995 period. The six-month period ended June 1996 includes restructuring charges of $13.8 million ($8.3 million net of taxes). Restructuring activities reported in the first quarter continued in the second quarter with adjustments to the restructuring charges previously recorded (see Note 4 to the Financial Statements). The increase in earnings for the second quarter and first six months of 1996, excluding the restructuring charges, resulted primarily from increased sales to retail customers.


SALES AND REVENUES

                   Retail kWh sales to both residential and commercial customers in the second quarter increased 5%, and to industrial customers decreased 2%. In the first six months, retail kWh sales to residential, commercial and industrial customers increased 8%, 5%, and 1%, respectively. Growth in the number of customers and increased weather-related sales combined to cause the increase in residential and commercial sales. The increase in kWh sales to industrial customers in the first six months of 1996 resulted primarily from increased sales to primary metals and wood and paper products customers. Revenues from sales to industrial customers decreased in both periods due primarily to a decrease in the fuel and energy cost component. The fluctuation in revenues from retail customers resulted from the following:

                                                                                Change from Prior Periods
                                                                                Quarter              Six Months
                                                                                     (Millions of Dollars)

           Change in kWh sales                                                   $ 1.4                   $ 6.7
           Fuel and energy cost adjustment clauses*                                (4.7)                  (8.1)
           Rate increases                                                           1.5                    3.1
           Other                                                                     -                      .1
                                                                                 $(1.8)                  $ 1.8

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

                   KWh deliveries to and revenues from bulk power transactions are comprised of the following items:

                                                          Three Months Ended             Six Months Ended
                                                                June 30                       June 30
                                                          1996               1995*       1996              1995*
KWh deliveries (in billions):
  From transmission services                                .9                 .8         2.2               1.5
  From sale of Company generation                           .1                  -          .1                .1
                                                           1.0                 .8         2.3               1.6
Revenues (in millions):
  From transmission services                              $3.2               $2.4        $6.6              $5.0
  From sale of Company generation                          2.1                 .7         2.8               1.7
                                                          $5.3               $3.1        $9.4              $6.7

                   Increased transmission services and sales of Company generation resulted prige
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   MONONGAHELA POWER COMPANY



                                                   THOMAS J. KLOC
                                                   Thomas J. Kloc
                                                   Controller
                                                   (Chief Accounting Officer)



August 13, 1996