Form 10-Q
period 1996-09-30
MONONGAHELA POWER CO /OH/
filed 1996-11-12
CIK 67646

                                        FORM 10-Q



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549





                       Quarterly Report under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1996


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

         At November 12, 1996, 5,891,000 shares of the Common Stock ($50 par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                                MONONGAHELA POWER COMPANY

                     Form 10-Q for Quarter Ended September 30, 1996



                                          Index


                                                                        Page
                                                                         No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three and nine months ended
    September 30, 1996 and 1995                                           3


  Balance sheet - September 30, 1996
    and December 31, 1995                                                 4


  Statement of cash flows - Nine months ended
    September 30, 1996 and 1995                                           5


  Notes to financial statements                                          6-8


  Management's discussion and analysis of financial
    condition and results of operations                                  9-13



PART II--OTHER INFORMATION                                                13




                                         MONONGAHELA POWER COMPANY
                                            Statement of Income



                                                             Three Months Ended           Nine Months Ended
                                                                September 30                 September 30
                                                             1996          1995          1996              1995
                                                                       (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:

       Residential                                       $   48,253    $   54,793    $   155,866       $   156,398
       Commercial                                            31,431        32,957         91,737            93,777
       Industrial                                            47,811        51,101        152,013           159,032
       Wholesale and other, including affiliates*            20,655        23,228         66,893            64,104
       Bulk power transactions, net*                          4,017         3,695         13,401            10,441
         Total Operating Revenues                           152,167       165,774        479,910           483,752


    OPERATING EXPENSES:
      Operation:
       Fuel                                                  33,073        38,431        105,268           103,383
       Purchased power and exchanges*                        23,616        20,696         74,692            73,817
       Deferred power costs, net                             (2,729)        4,332          1,108            14,597
       Other**                                               21,485        23,161         72,770            61,401
      Maintenance                                            18,464        18,413         56,465            54,972
      Depreciation                                           13,881        14,242         41,589            43,680
      Taxes other than income taxes                          10,324        10,219         30,795            28,641
      Federal and state income taxes                          9,625        12,119         27,160            32,376
              Total Operating Expenses                      127,739       141,613        409,847           412,867
              Operating Income                               24,428        24,161         70,063            70,885

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                                  97           157            185               319
      Other income, net                                       1,808         2,435          5,118             7,328
              Total Other Income and Deductions               1,905         2,592          5,303             7,647

              Income Before Interest Charges                 26,333        26,753         75,366            78,532

    INTEREST CHARGES:
      Interest on long-term debt                              9,122         9,379         27,533            27,875
      Other interest                                            405           629          1,427             2,000
      Allowance for borrowed funds used during
       construction                                            (111)         (234)          (212)             (678)

              Total Interest Charges                          9,416         9,774         28,748            29,197


    NET INCOME                                           $   16,917    $   16,979    $    46,618       $    49,335



    * Prior period amounts have been reclassified for comparative purposes to reflect a change in 1996 in reporting certain bulk power transmission transactions with nonaffiliated utilities. See Note 3 on page 6.

    **Includes restructuring charges of $2.0 million and $15.9 million for the three and nine-month periods ended September 30, 1996, respectively.

      Includes restructuring charges of $3.4 million for the three and nine-month periods ended September 30, 1995.

      See Note 4 on pages 6 and 7 for additional information on the restructuring charges.

    See accompanying notes to financial statements.

                                          MONONGAHELA POWER COMPANY
                                                Balance Sheet



                                                                      September 30,                 December 31,
                                                                          1996                          1995
    ASSETS:                                                                       (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $26,345,000
           and $29,443,000 under construction                        $  1,853,846                  $  1,821,613
         Accumulated depreciation                                        (782,000)                     (747,013)
                                                                        1,071,846                     1,074,600
      Investments:
         Allegheny Generating Company - common stock at equity             56,727                        57,821
         Other                                                                365                           422
                                                                           57,092                        58,243
      Current Assets:
         Cash                                                               8,502                           117
         Accounts receivable:
            Electric service, net of $1,683,000 and $2,267,000
               uncollectible allowance                                     61,946                        71,759
            Affiliated and other                                           10,910                        11,577
         Materials and supplies--at average cost:
            Operating and construction                                     20,505                        21,297
            Fuel                                                           17,525                        20,305
         Prepaid taxes                                                      9,432                        17,778
         Deferred Income Taxes                                              8,935                         7,972
         Other                                                              6,188                         4,857
                                                                          143,943                       155,662
      Deferred Charges:
         Regulatory assets                                                162,800                       164,900
         Unamortized loss on reacquired debt                               15,485                        16,174
         Other                                                              9,561                        11,012
                                                                          187,846                       192,086

                Total Assets                                         $  1,460,727                  $  1,480,591

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                                $    294,550                  $    294,550
         Other paid-in capital                                              2,441                         2,441
         Retained earnings                                                214,570                       208,761
                                                                          511,561                       505,752
         Preferred stock                                                   74,000                        74,000
         Long-term debt and QUIDS                                         474,754                       489,995



                                                                        1,060,315                     1,069,747
      Current Liabilities:
         Short-term debt                                                    8,699                        29,868
         Long-term debt due within one year                                15,500                        18,500
         Accounts payable                                                  16,595                        24,582
         Accounts payable to affiliates                                     6,639                         6,500
         Taxes accrued:
            Federal and state income                                       11,905                         8,068
            Other                                                           9,971                        20,749
         Deferred power costs                                              16,830                        14,202
         Interest accrued                                                  11,997                         8,577
         Restructuring liabilities                                         12,891                         3,693
         Other                                                             21,405                        15,940
                                                                          132,432                       150,679
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                                     20,982                        22,590
         Deferred income taxes                                            209,915                       206,616
         Regulatory liabilities                                            18,780                        20,183
         Restructuring liabilities                                            550                        -
         Other                                                             17,753                        10,776
                                                                          267,980                       260,165

                Total Capitalization and Liabilities                 $  1,460,727                  $  1,480,591


      See accompanying notes to financial statements


                                     MONONGAHELA POWER COMPANY
                                      Statement of Cash Flows


                                                                             Nine Months Ended
                                                                               September 30
                                                                          1996                1995
                                                                            (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                                      $46,618             $49,335
         Depreciation                                                     41,589              43,680
         Deferred investment credit and income taxes, net                   (350)              2,766
         Deferred power costs, net                                         1,108              14,597
         Unconsolidated subsidiaries' dividends in excess of earnings      1,152               1,747
         Allowance for other than borrowed funds used
             during construction                                            (185)               (319)
         Restructuring liability                                          11,119               3,437
         Changes in certain current assets and
             liabilities:
             Accounts receivable, net                                     10,480              (3,720)
             Materials and supplies                                        3,572               5,272
             Other current assets                                          8,793                (324)
             Deferred charges                                              4,239              (2,362)
             Accounts payable                                             (7,848)            (15,483)
             Taxes accrued                                                (6,941)              8,974
             Interest accrued                                              3,420               1,902
         Other, net                                                       12,388               8,668
                                                                         129,154             118,170

    CASH FLOWS FROM INVESTING:
         Construction expenditures                                       (40,475)            (55,483)
         Allowance for other than borrowed funds used
            during construction                                              185                 319
                                                                         (40,290)            (55,164)


    CASH FLOWS FROM FINANCING:
         Retirement of preferred stock                                     -                 (41,405)
         Issuance of long-term debt                                        -                 132,137
         Retirement of long-term debt                                    (18,500)            (99,403)
         Short-term debt, net                                            (21,169)            (12,635)
         Dividends on capital stock:
            Preferred stock                                               (3,778)             (5,296)
            Common stock                                                 (37,032)            (36,406)
                                                                         (80,479)            (63,008)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                      8,385                  (2)
    Cash and Temporary Cash Investments at January 1                         117                 132
    Cash and Temporary Cash Investments at September 30               $    8,502          $      130


    Supplemental cash flow information:
         Cash paid during the quarter for:
             Interest (net of amount capitalized)                        $24,304             $26,651
             Income taxes                                                 22,854              18,556



    See accompanying notes to financial statements.

                           MONONGAHELA POWER COMPANY

                         Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995, should be read with the accompanying financial statements and the following notes.
            With the exception of the December 31, 1995 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995.


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

            Under the new reporting method all such transactions are recorded on a net revenue basis. The effect of the reclassification was to reduce amounts reported for bulk power transaction revenues and operation expenses by $20.8 million and $58.3 million for the three and nine months ended September 1995, respectively, with no change in operating income or net income.


4. As reported in the 1995 third quarter 10-Q, the System is undergoing a reorganization and reengineering process (restructuring) to simplify its management structure and to increase efficiency. In March 1996, the Company and its affiliates announced additional restructuring plans which included consolidating operating divisions, and centralizing and changing many accounting, customer services, and other functions. As of September 1996, the Company and its affiliates reduced their work force by about 750 employees.
            The reductions were accomplished through an enhanced separation plan, attrition, and layoffs. An additional reduction of about 250 employees during the next two or three years will occur primarily through attrition, early retirement packages, and, in the union workforce, pursuant to appropriate contract terms.

            Restructuring charges previously recorded were adjusted and additional charges were recorded in the third quarter to reflect current estimates. Restructuring charges reflect estimated liabilities for severance, employee termination costs, and other restructuring costs. Estimated additional restructuring charges of about $8 to $10 million will be recorded as the liabilities are incurred. A summary of restructuring liabilities is provided below:


                                                                Three Months Ended           Nine Months Ended
                                                                  September 1996               September 1996
                                                                         (Millions of Dollars)

            Restructuring liability (before tax):
              Balance at beginning of period                            $12.8                       $ 3.7
                 Accruals/adjustments                                     2.0                        15.9
                 Benefit plans curtailment
                   liabilities/adjustments*                               1.6                        (1.4)
                 Less payments                                           (3.0)                       (4.8)
              Balance at end of period                                  $13.4                       $13.4



            *Primarily recorded in other deferred credits.



5. The Company owns 27% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:


                                                             Three Months Ended              Nine Months Ended
                                                                September 30                   September 30
                                                              1996            1995           1996           1995
                                                                           (Thousands of Dollars)

Electric operating revenues                                 $20,825          $21,573       $62,757         $65,730

Operation & maintenance expense                               1,299            1,324         3,633           4,691
Depreciation                                                  4,290            4,274        12,870          12,722
Taxes other than income taxes                                 1,174            1,221         3,582           3,768
Federal income taxes                                          3,296            3,410        10,002          10,135
Interest charges                                              4,081            4,385        12,490          13,802
Other income, net                                                (1)              (5)           (4)            (14)
            Net income                                      $ 6,686          $ 6,964       $20,184         $20,626



            The Company's share of the equity in earnings above was $1.8 million and $1.9 million for the three months ended September 30, 1996 and 1995, respectively, and $5.4 million and $5.6 million for the nine months ended September 30, 1996 and 1995, respectively, and was included in other income, net, on the Statement of Income.

6. Common stock dividends per share declared during the periods for which income statements are included are as follows:


                                                      1996                                      1995
                                               Number             Amount                Number             Amount
                                             of Shares          Per Share             of Shares         Per Share

            First Quarter                    5,891,000            $2.10               5,891,000            $2.07
            Second Quarter                   5,891,000            $2.09               5,891,000            $2.07
            Third Quarter                    5,891,000            $2.10               5,891,000            $2.04



            Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

                           MONONGAHELA POWER COMPANY

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996
          WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995


Review of Operations

NET INCOME

                    Net income for the third quarter of 1996 was $16.9 million compared with $17.0 million for the corresponding 1995 period. For the first nine months of 1996, net income was $46.6 million compared with $49.3 million for the corresponding 1995 period.

                    The three and nine-month periods ended September 1996 include a restructuring charge of $2.0 ($1.2 million, net of taxes) and $15.9 million ($9.5 million, net of taxes), respectively. The three and nine month periods ended September 1995 include a restructuring charge of $3.4 million ($2.1 million, net of taxes). Restructuring activities reported in the first six months continued in the third quarter (see Note 4 to the Financial Statements).

                    The decrease in earnings for the third quarter, excluding restructuring charges, was primarily due to a decrease in kilowatt-hour (kWh) sales to residential customers because of relatively cool weather this summer compared with the extremely hot weather in the summer of 1995. The increase in year-to-date earnings, excluding restructuring charges, was primarily due to lower expenses, primarily operations expense, taxes, and depreciation.


SALES AND REVENUES

                    Retail kWh sales to residential, commercial, and industrial customers in the third quarter decreased 10%, 2%, and 3%, respectively. Retail kWh sales in the first nine months to residential and commercial customers increased 1% and 3%, respectively, and to industrial customers remained about the same. Decreased weather-related sales in the third quarter largely due to cooling degree days that were more than 20% below normal and 40% below the corresponding 1995 period more than offset growth in the number of customers which resulted in the decrease in residential and commercial sales. The increase in kWh sales to residential and commercial customers in the first nine months was due to increases in both the number of customers and usage. Heating degree days in the relatively cold January through April 1996 period were 8% above the corresponding 1995 period. The decrease in kWh sales to industrial customers in the third quarter resulted primarily from decreased sales to chemicals customers. Revenues from sales to industrial customers decreased in the nine months ended September 1996 due primarily to a decrease in the fuel and energy cost component. The changes in revenues from retail customers resulted from the following:

                                                                                 Change from Prior Periods
                                                                                 Quarter              Nine Months
                                                                                    (Millions of Dollars)

            Change in kWh sales                                                  $ (5.7)                  $ 1.0
            Fuel and energy cost adjustment clauses*                               (7.1)                  (15.2)
            Other, primarily a rate increase                                        1.4                     4.6
                                                                                 $(11.4)                  $(9.6)



            *Changes in revenues from fuel and energy cost adjustment
             clauses have little effect on net income.


                    The change in wholesale and other revenues for the three and nine months ended September 1996 resulted primarily from changes in sales of capacity, energy, and spinning reserve to other affiliated companies.

                    KWh deliveries to and revenues from bulk power transactions are comprised of the following items:


                                                              Three Months Ended              Nine Months Ended
                                                                 September 30                    September 30
                                                               1996            1995*           1996           1995*
KWh deliveries (in billions):
  From transmission services                                    1.0              .9             3.2             2.5
  From sale of Company generation                                -               .1              .1              .1
                                                                1.0             1.0             3.3             2.6
Revenues (in millions):
  From transmission services                                   $3.2            $2.7           $ 9.8            $ 7.7
  From sale of Company generation                                .8             1.0             3.6              2.7
                                                               $4.0            $3.7           $13.4            $10.4



                    Increased transmission services and sales of Company generation resulted primarily from increased activity from power marketers. About 90% of the benefits from bulk power transactions are passed on to retail customers and have little effect on net income.


OPERATING EXPENSES

                    Fuel expenses for the third quarter and first nine months of 1996 decreased 14% and increased 2%, respectively. The change in fuel expenses for both periods was due primarily to changes in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

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


                                                              Three Months Ended          Nine Months Ended
                                                                 September 30                September 30
                                                               1996            1995*       1996            1995*
                                                                           (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
            From PURPA generation                             $16.6           $14.3       $50.7           $50.4
            Other                                               2.0             1.8         7.8             7.8
  Power exchanges                                                -              (.6)         .9             (.3)
Affiliated transactions:
  AGC capacity charges                                          5.0             5.2        15.3            15.5
  Energy and spinning reserve
            charges                                              -               -           -               .4
                                                              $23.6           $20.7       $74.7           $73.8



*Prior period amounts have been reclassified for comparative purposes to reflect a change in the method of reporting certain bulk power transmission transactions with nonaffiliated utilities. See Note 3 to the Financial Statements for further information.

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

                    The changes in other operation expense for the three and nine months ended September 1996 resulted primarily from restructuring charges which are discussed in Note 4 to the Financial Statements.

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

                    The decrease in depreciation expense of $.4 million and $2.1 million for the three and nine months ended September 1996, respectively, was due to a reduction in depreciation rates of about $4 million annually, effective in January 1996.

                    Taxes other than income taxes increased $2.2 million in the first nine months of 1996 due primarily to a prior period adjustment in West Virginia Business and Occupation taxes.

                    The net changes in federal and state income taxes for the third quarter and first nine-months, respectively, resulted primarily from variances in income before income taxes.

                    The decrease in other income, net for the third quarter and first nine month periods was due primarily to a write-off of a deferred return on West Virginia expenditures related to the Clean Air Act Amendments of 1990 and to income in the 1995 periods for proceeds from the sale of timber and for interest income.


Financial Condition and Requirements

                    The Company's discussion on Financial Condition and Requirements and Changes in the Electric Utility Industry in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995 should be read with the following information.

                    In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

                    The Company continues to advocate true competition in the electric utility industry. The Company is very proactive in its efforts to promote deregulation in the electric utility industry in the states in which it serves. The Company also believes that a Federal framework of legislation to speed customer choice and provide uniform rules for all players is necessary because of differences among the states. Along with Federal legislation, the Company supports deregulation of all generation, regulation of transmission by the Federal Energy Regulatory Commission, and regulation of distribution companies by the states.



                           MONONGAHELA POWER COMPANY

                   Part II - Other Information to Form 10-Q
                     for Quarter Ended September 30, 1996


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)     (27)     Financial Data Schedule

            (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1996.





                                   Signature


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MONONGAHELA POWER COMPANY



                                     /s/   THOMAS J. KLOC
                                           Thomas J. Kloc
                                            Controller
                                    (Chief Accounting Officer)
















November 12, 1996