Form 10-K405
period 1996-12-31
MONONGAHELA POWER CO /OH/
filed 1997-03-24
CIK 67646

                                      SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C.  20549
                                                   FORM 10-K

                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                      THE SECURITIES EXCHANGE ACT OF 1934

                                  For the fiscal year ended December 31, 1996


                                     Registrant;                                     I.R.S. Employer
Commission                    State of Incorporation;                                Identification
File Number                Address; and Telephone Number                                 Number

  1-267                    ALLEGHENY POWER SYSTEM, INC.                                  13-5531602
                           (A Maryland Corporation)
                           10435 Downsville Pike
                           Hagerstown, Maryland 21740-1766
                           Telephone (301) 790-3400

  1-5164                   MONONGAHELA POWER COMPANY                                     13-5229392
                           (An Ohio Corporation)
                           1310 Fairmont Avenue
                           Fairmont, West Virginia  26554
                           Telephone (304) 366-3000

  1-3376-2                 THE POTOMAC EDISON COMPANY                                    13-5323955
                           (A Maryland and Virginia
                              Corporation)
                           10435 Downsville Pike
                           Hagerstown, Maryland  21740-1766
                           Telephone (301) 790-3400

  1-255-2                  WEST PENN POWER COMPANY                                       13-5480882
                           (A Pennsylvania Corporation)
                           800 Cabin Hill Drive
                           Greensburg, Pennsylvania  15601
                           Telephone (412) 837-3000

  0-14688                  ALLEGHENY GENERATING COMPANY                                  13-3079675
                           (A Virginia Corporation)
                           10435 Downsville Pike
                           Hagerstown, Maryland 21740-1766
                           Telephone (301) 790-3400

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

Monongahela Power Company           Cumulative Preferred
                                      Stock,
                                      $100 par value;
                                      4.40%                            American Stock Exchange
                                      4.50%, Series C                  American Stock Exchange

                                      8% Quarterly Income Debt
                                        Securities, Junior
                                        Subordinated Deferrable
                                        Interest Debentures,
                                        Series A                       New York Stock Exchange

The Potomac Edison Company          Cumulative Preferred
                                      Stock,
                                      $100 par value:
                                      3.60%                            Philadelphia Stock Exchange
                                                                         Inc.
                                      $5.88, Series C                  Philadelphia Stock Exchange
                                                                         Inc.

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

West Penn Power Company             Cumulative Preferred
                                      Stock,
                                      $100 par value:
                                      4-1/2%                           New York Stock Exchange

                                      8% Quarterly Income Debt
                                        Securities, Junior
                                        Subordinated Deferrable
                                        Interest Debentures,
                                        Series A                       New York Stock Exchange




Securities registered pursuant to Section 12(g) of the Act:

Allegheny Generating Company        Common Stock
                                      $1.00 par value                  None



                                    Aggregate market value               Number of shares
                                 of voting stock (common stock)          of common stock
                                    held by nonaffiliates of             of the registrants
                                       the registrants at                outstanding at
                                        March 6, 1997                    March 6, 1997


Allegheny Power System, Inc.         $3,731,360,014                      121,840,327
                                                                         ($1.25 par value)


Monongahela Power Company            None. (a)                             5,891,000
                                                                         ($50 par value)

The Potomac Edison Company           None. (a)                            22,385,000
                                                                         (no par value)


West Penn Power Company              None. (a)                            24,361,586
                                                                         (no par value)


Allegheny Generating Company         None. (b)                                 1,000
                                                                         ($1.00 par value)




(a) All such common stock is held by Allegheny Power System, Inc., the parent Company.

(b) All such common stock is held by its parents, Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company.

                                                   CONTENTS

PART I:                                                                                        Page


  ITEM 1.          Business                                                                       1
                   Competition                                                                    4
                   Restructuring                                                                  8
                   Sales                                                                          9
                   Electric Facilities                                                           15
                   Allegheny Power Map                                                           18
                   Research and Development                                                      20
                   Capital Requirements and Financing                                            21
                   Fuel Supply                                                                   25
                   Rate Matters                                                                  26
                   Environmental Matters                                                         27
                     Air Standards                                                               27
                     Water Standards                                                             30
                     Hazardous and Solid Wastes                                                  31
                     Regulation                                                                  32

  ITEM 2.          Properties                                                                    34

  ITEM 3.          Legal Proceedings                                                             34

  ITEM 4.          Submission of Matters to a Vote of Security
                     Holders                                                                     38

                   Executive Officers of the Registrants                                         39

PART II:


  ITEM 5.          Market for the Registrants' Common Equity
                     and Related Stockholder Matters                                             41

  ITEM 6.          Selected Financial Data                                                       42

  ITEM 7.          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                         43

  ITEM 8.          Financial Statements and Supplementary Data                                   44

  ITEM 9.          Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                                         51








                                               CONTENTS (Cont'd)
                                                                                               Page


PART III:


  ITEM 10.         Directors and Executive Officers of the Registrants                           51

  ITEM 11.         Executive Compensation                                                        52

  ITEM 12.         Security Ownership of Certain Beneficial Owners
                     and Management                                                              56

  ITEM 13.         Certain Relationships and Related Transactions                                57


PART IV:


  ITEM 14.         Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K                                                         58


THIS COMBINED FORM 10-K IS SEPARATELY FILED BY ALLEGHENY POWER SYSTEM, INC., MONONGAHELA POWER COMPANY, THE POTOMAC EDISON COMPANY, WEST PENN POWER COMPANY, AND ALLEGHENY GENERATING COMPANY. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

                                               PART I

ITEM 1.    BUSINESS

          Allegheny Power System, Inc. (APS), incorporated in Maryland in 1925, is an electric utility holding company which owns directly and indirectly various regulated subsidiaries (collectively, Allegheny Power), and a nonutility subsidiary, AYP Capital, Inc. (AYP Capital).
APS derives substantially all of its income from the electric utility operations of its direct and indirect subsidiaries, Monongahela Power Company (Monongahela), The Potomac Edison Company (Potomac Edison), West Penn Power Company (West Penn), and Allegheny Generating Company (AGC) (collectively, the Subsidiaries). The properties of the Subsidiaries are located in Maryland, Ohio, Pennsylvania, Virginia, and West
Virginia, are interconnected, and are operated as a single integrated electric utility system (System), which is interconnected with all neighboring utility systems. The three electric utility operating subsidiaries are Monongahela, Potomac Edison, and West Penn (collectively, the Operating Subsidiaries). APS has no employees. Its officers are employed by Allegheny Power Service Corporation (APSC), a wholly owned subsidiary of APS. On December 31, 1996, Allegheny Power had approximately 5,100 employees. In 1996 APS, APSC and the Operating Subsidiaries began doing business under the common business name "Allegheny Power." In June 1996, the corporate headquarters of
Allegheny Power moved from New York City to Washington County, Maryland. The move situated Allegheny Power's headquarters in the service territory of the Operating Subsidiaries.


          Monongahela, incorporated in Ohio in 1924, operates in northern West Virginia and an adjacent portion of Ohio. It also owns generating capacity in Pennsylvania. Monongahela serves about 350,100 customers in a service area of about 11,900 square miles with a population of about 710,000. The seven largest communities served have populations ranging from 10,900 to 33,900. On December 31, 1996, Monongahela had 1,534 employees. Most employees have been or will be transferred to APSC in 1997 as part of the final phase of a restructuring of operations which began in 1996. Monongahela's service area has navigable waterways and substantial deposits of bituminous coal, glass sand, natural gas, rock salt, and other natural resources. Its service area's principal industries produce coal, chemicals, iron and steel, fabricated products, wood products, and glass. There are two municipal electric distribution systems and two rural electric cooperative associations in its service area. Except for one of the cooperatives, they purchase all of their power from Monongahela.

          Potomac Edison, incorporated in Maryland in 1923 and in Virginia in 1974, operates in portions of Maryland, Virginia, and West Virginia.
It also owns generating capacity in Pennsylvania. Potomac Edison serves about 375,400 customers in a service area of about 7,300 square miles with a population of about 782,000. The six largest communities served have populations ranging from 11,900 to 40,100. On December 31, 1996, Potomac Edison had 790 employees. Most employees have been or will be transferred to APSC in 1997 as part of the final phase of a restructuring of operations which began in 1996. Potomac Edison's service area's principal industries produce aluminum, cement, fabricated products, rubber products, sand, stone, and gravel. There are four municipal electric distribution systems in its service area, all of which purchase power from Potomac Edison, and six rural electric cooperatives, one of which purchases power from Potomac Edison.

          West Penn, incorporated in Pennsylvania in 1916, operates in southwestern and north and south central Pennsylvania. It also owns generating capacity in West Virginia. West Penn serves about 662,900 customers in a service area of about 9,900 square miles with a population of about 1,399,000. The 10 largest communities served have populations ranging from 11,200 to 38,900. On December 31, 1996, West Penn had 1,625 employees. Most employees have been or will be transferred to APSC in 1997 as part of the final phase of a restructuring of operations which began in 1996. West Penn's service area has navigable waterways and substantial deposits of bituminous coal, limestone, and other natural resources. Its service area's principal industries produce steel, coal, fabricated products, and glass. There are three municipal electric distribution systems in its service area, all of which purchase their power requirements from West Penn, and five rural electric cooperative associations, located partly within the area, all of which purchase virtually their power through a pool supplied by West Penn and other nonaffiliated utilities.

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

          APSC, incorporated in Maryland in 1963, is a wholly owned subsidiary of APS which provides various technical, engineering, accounting, administrative, purchasing, computing, managerial, operational, and legal services to the Subsidiaries and to AYP Capital and its subsidiaries at cost. On December 31, 1996, APSC had 1,171 employees. This number will increase in 1997, as employees formerly employed by the Operating Subsidiaries are transferred to APSC as part of a restructuring of operations. (See ITEM I. RESTRUCTURING for a further discussion of the restructuring.)

          AYP Capital, incorporated in Delaware in 1994, is a wholly owned nonutility subsidiary of APS which was formed in an effort to meet the challenges of the new competitive environment in the industry. AYP Capital has two wholly owned subsidiaries, AYP Energy, Inc. (AYP Energy) and Allegheny Communications Connect, Inc., (ACC) both Delaware corporations. AYP Energy is an exempt wholesale generator and a power marketer. AYP Energy owns a 50% interest (276 MW) in Unit No. 1 of the Fort Martin Power Station which it purchased in 1996 for approximately $170 million. ACC is an exempt telecommunications company. AYP Capital is also part owner of APS Cogenex, a limited liability company formed with EUA Cogenex. APS Cogenex ceased its marketing activities in 1996 and is concluding existing projects. (See ITEM 1. COMPETITION for a further description of AYP Capital and its subsidiaries' activities.)
AYP Capital and its subsidiaries have no employees. However, as of December 31, 1996, 16 APSC employees were dedicated to AYP Capital and its subsidiaries' activities on a full-time basis. Other APSC employees provide services to AYP Capital as required. AYP Capital reimburses
APSC for the use of its employees. APS' total investment in AYP Capital as of December 31, 1996, was $27.8 million. APS is currently committed to invest up to an additional $6.9 million in AYP Capital to fund AYP Capital's investment in two limited partnerships.

          Allegheny Power has in the past and may in the future experience some of the more significant problems and challenges common to electric utilities in general. These include the effect on Allegheny Power of: legislation and proposals to restructure and to deregulate portions of the industry and to increase competition; the potential adverse effect of increased competition on revenues and earnings; increases in operating and other expenses; difficulties in obtaining adequate and timely rate relief (particularly as ratemaking methodologies change as the industry moves toward increased competition and exposure to market forces); and restrictions on construction and operation of facilities due to regulatory requirements and environmental and health considerations. These include the requirements of the Clean Air Act Amendments of 1990 (CAAA), which among other things, require a substantial annual reduction in emissions of sulfur dioxides (SO2) and nitrogen oxides (NOx), and other state and federal Clean Air initiatives.

          Further concerns of the industry include possible restrictions on carbon dioxide and NOx emissions, uncertainties in demand due to economic conditions, energy conservation, market competition, weather, and interruptions in fuel supply. The move to a more competitive environment will present a new set of opportunities and problems, including determining the appropriate industry structure, determining recovery of stranded costs (those costs imposed or incurred under a regulatory structure that would not be recoverable in a competitive environment), retaining existing customers and acquiring new customers, and in general changing the way electric utilities do business.

                                             COMPETITION

          Competitive forces within the electric utility industry continued to increase in 1996. In Pennsylvania, Allegheny Power's largest service territory, legislation enacted in 1996 moved that state toward retail competition for electric utility customers. The legislation will phase-in competition over three years by offering retail choice to one-third of each electric utility's customers each year starting in 1999. Difficult questions including stranded cost recovery, responsibility for service and service reliability, the obligation to serve, recovery of environmental and other social costs, tax implications, and the effect of competition on all classes of customers are being investigated in Maryland, Ohio, Virginia and West Virginia, as well as at the federal level. Federal legislation to restructure the industry was introduced by several members of Congress in 1996 and has been reintroduced in 1997. In response to the competitive environment that has been evolving, Allegheny Power has developed, and is continuing to develop, a number of strategies to retain and continue to serve its existing customers and to expand its customer base.

          On December 3, 1996, Pennsylvania enacted a new chapter to the Public Utility Code to restructure its electric utility industry in order to create retail access to a competitive market for the generation of electricity. The legislation reflects many of the recommendations made in a July 1996 Pennsylvania Public Utility Commission (PUC) order which resulted from the PUC's investigation into electric power competition. The legislation became effective on January 1, 1997 and includes the following major provisions:

               All electric utilities in Pennsylvania are required to file, beginning on April 1, 1997, and in no event later than September 30, 1997, a restructuring plan to implement direct access to a competitive market for electric generation. The plan must include unbundled rates for generation, juris-dictional transmission, distribution and other services; a proposed mechanism for recovery of stranded costs; a proposed universal service and energy conservation cost recovery mechanism; procedures for ensuring direct access to all licensed energy suppliers; a discussion of the proposed plan's effects on utility employees; and revised tariffs and rates implementing the foregoing.

               Retail customer choice will be phased in as follows: up to 33% of all customer load on January 1, 1999; up to 66% of all customer load in all customer classes on January 1, 2000; and 100% of all customer load by January 1, 2001. The PUC can delay this schedule by two six-month periods, if necessary.

               Electric distribution companies will continue to be the suppliers of last resort. The PUC will ensure that adequate generation reserves exist to maintain reliable electric service. A utility's transmission and distribution system must continue to meet established national industry standards for installation, maintenance, and safety.

               Retail rates will be capped for at least 4-1/2 years for transmission and distribution charges and for as long as 9 years for generation charges. A utility may be exempted from the caps only under very specific circumstances, e.g., nonutility generation contracts, changes in laws or regula-tions, required upgrades or repairs to the transmission system, increases in fuel prices or purchased power prices, nuclear power plant decommissioning costs, or taxes.

               Pennsylvania utilities are permitted to recover PUC-approved transition or stranded costs over several years; however, the utilities are required to mitigate these costs to the extent practicable. The recovery of these costs is not to result in cost shifting among customers. Financing of such costs through securitization is also permitted.

               All generation suppliers must demonstrate financial and technical fitness and must be licensed by the PUC. Cooperatives and municipalities may participate in retail competition but are not subject to the provisions of the legislation unless they elect to serve customers outside their franchised territories.

               State tax revenues paid by utilities and generation suppliers are to remain at their current level to protect against any state revenue loss from restructuring.

               The PUC will monitor electricity markets for anti-competitive or discriminatory conduct, and will consider the effect of mergers and acquisitions on these markets.

          Allegheny Power is currently evaluating the new legislation to formulate its plan to implement direct retail customer access to a competitive generation services market. Allegheny Power cannot predict what the ultimate effect will be of this legislation. As required by the legislation, West Penn will file its restructuring plan on June 1, 1997. In addition, in 1997 West Penn will implement a Retail Customer Choice Pilot Program for up to 5% of the peak load of its customers. This will result in customers with as much as 165 MW of Allegheny Power's Pennsylvania retail load being eligible to choose an alternate supplier of generation. Allegheny Power, on the other hand, anticipates the opportunity to offer capacity and/or energy to a similar portion of the load of the other Pennsylvania utilities.

          As a result of the Pennsylvania competition legislation, West Penn's rates, including its energy cost rates, have been capped effective January 1, 1997. The legislation did not eliminate the energy cost tracking procedure and left to Pennsylvania PUC discretion the method of future rate adjustments for energy costs.

          On December 12, 1996, the Public Service Commission of West Virginia issued an order initiating a general investigation for the purpose of seeking comments and information regarding the restructuring of the regulated electric utility industry, establishment of competition in power supply markets, and establishment of retail wheeling and intra-state open access of jurisdictional power distribution systems. Public hearings are scheduled to begin on April 1, 1997.

          In September 1995, the Virginia State Corporation Commission
(SCC) began an investigation to review its policy regarding restructuring of and competition in the electric industry. On November 12, 1996, the SCC ordered further investigation into restructuring of the industry, requiring the three largest electric utilities in Virginia, including Potomac Edison, to file competition information by March 31, 1997.

          On October 9, 1996, the Maryland Public Service Commission issued an order directing its Staff to evaluate the current state of the electric industry and to submit a report to the Commission by May 31, 1997. The four major Maryland electric utilities, including Potomac Edison, are to present unbundled cost studies and model retail service tariffs, among other things, by August 1, 1997.

          The Public Utilities Commission of Ohio (Ohio PUC) has initiated informal roundtable discussions on issues concerning competition in the electric utility industry and promoting increased competitive options for Ohio businesses. The meetings have resulted in sets of guidelines on interruptible rates and conjunctive service pilot programs which have been adopted by the Ohio PUC.

          On average, the Operating Subsidiaries' rates compare favorably with those of potential alternate suppliers who use cost-based pricing. However, the Operating Subsidiaries face increased competition from utilities with excess generation that may be willing to sell at prices lower than the sum of their actual fixed and variable costs or from marketers acting as resellers of the same low-priced generation. At the same time, the Operating Subsidiaries have experienced increased costs due to compliance with the CAAA and purchases from PURPA projects. (See page 14 for a discussion of PURPA projects, and ITEM 3. LEGAL
PROCEEDINGS for a description of litigation and regulatory proceedings concerning PURPA capacity.)

          Fully meeting challenges in the emerging competitive environment will be difficult for Allegheny Power unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 of the Public Utility Regulatory Policies
Act of 1978 (PURPA), are repealed or significantly revised.

          Allegheny Power, along with the other electric public utility holding companies under PUHCA, advocates repeal of PUHCA. PUHCA prevents or significantly disadvantages regulated holding companies from diversifying into utility-related or nonutility businesses within or outside their service territories, except under limited circumstances. Exempt companies as well as other competitors, on the other hand, can diversify into other types of businesses with generally no greater limitations than any other domestic company. In the past, legislation has been introduced in Congress to repeal PUHCA and grant utility oversight responsibility to the Federal Energy Regulatory Commission
(FERC). The Securities and Exchange Commission (SEC) has also recommended repeal of PUHCA. If the problems with PUHCA are not resolved through legislation, restructuring of Allegheny Power to reduce or eliminate the effect of PUHCA on its operations is an alternative.

          Allegheny Power continues to advocate repeal of PURPA and in 1996 worked with other utilities seeking PURPA repeal or reform of
Section 210 on the grounds that it is obsolete, anticompetitive, and it results in utility customers paying above-market prices for power. (See
ITEM 3. LEGAL PROCEEDINGS for information concerning PURPA-related litigation.)

          Allegheny Power joined with seven other electric utilities in 1996 to form the Partnership for Customer Choice whose purpose is to seek enactment of federal legislation to bring choice to electric customers no later than the year 2000. The legislation sought would deregulate the generation of electric power, creating a free market for electricity.

          To help meet the challenges of the new competitive environment, AYP Capital was formed in 1994. Its purpose is to pursue and develop new opportunities in unregulated markets and to strengthen the long-term competitiveness and profitability of Allegheny Power. During 1996 AYP Capital made several investments in funds which were established in 1995. They include an investment in EnviroTech Investment Fund I, L.P. (EnviroTech), a limited partnership formed to invest in emerging electrotechnologies that promote the efficient use of electricity and improve the environment. AYP Capital has committed to invest up to $5 million in EnviroTech over ten years, beginning in 1995. They also include an investment in the Latin American Energy and Electricity Fund I, L.P. (FONDELEC), a limited partnership formed to invest in and develop electric energy opportunities in Latin America. AYP Capital has committed to invest up to $5 million in FONDELEC over eight years, beginning in 1995. Through FONDELEC, AYP Capital has invested in electric distribution companies in Peru and Argentina. Both EnviroTech and FONDELEC may offer AYP Capital opportunities to identify investments in which AYP Capital may coinvest, in excess of its capital commitment in each limited partnership.

          AYP Capital is also developing other energy-related service businesses. AYP Capital offers engineering consulting services and project management for transmission and distribution facilities. APS

Cogenex, a limited liability company formed jointly with EUA Cogenex to offer certain energy-related services, ceased marketing activities in 1996 but will conclude existing projects.

          AYP Energy, a wholly owned subsidiary of AYP Capital, moved into the wholesale unregulated power generation market with its purchase of Duquesne Light Company's (Duquesne) 50% interest in Unit No. 1 of the
Fort Martin Power Station. AYP Energy is an exempt wholesale generator and a certified power marketer. AYP Energy is marketing the output of its 50% interest in Unit No. 1 of Fort Martin, as well as engaging in other power marketing activities. The operation of a merchant plant and power marketing in the wholesale market is essentially participation in a commodity market, which creates certain risk exposures. AYP Energy expects to use exchange-traded and over-the-counter futures, options, and swap contracts both to hedge its exposure to changes in electric power prices, and for trading purposes. The risks to which AYP Energy is exposed include underlying price volatility, credit risk and variation in cash flows, among others. To manage these risks, Allegheny Power has implemented risk management policies and procedures, consistent with industry practice and its goals.

          Allegheny Communications Connect (ACC) was formed in 1996 as an exempt telecommunications company under PUHCA. ACC's purpose is to develop unregulated opportunities in the deregulated communications market.

          In addition to utilizing AYP Capital and its subsidiaries, management continues to explore methods of marketing and pricing electric energy in new and competitive ways, such as bulk sales of each type of service to nonaffiliates, innovative pricing to traditional utility customers, and repackaging of services in nontraditional ways. Management is also attempting to reduce costs to make Allegheny Power more competitive.


                                            RESTRUCTURING

          In 1995, Allegheny Power announced its intention to undertake a restructuring designed to consolidate and reengineer its operations to better meet the competitive challenges of the changing electric utility industry and remain the energy supplier of choice in the future for its customers. In 1996, Allegheny Power essentially completed restructuring of its operations. The benefits Allegheny Power has realized from restructuring include increased efficiencies and synergies due to the elimination of layers of management and the combination of previously duplicated functions.

          In general, the restructuring of Allegheny Power consolidated in APSC certain functions which previously were either performed separately by employees of each of the three Operating Subsidiaries, or by employees of the three Operating Subsidiaries along with employees of APSC. Allegheny Power and AYP Capital have been restructured into the following revenue-generating business units: Operating Business Unit; Retail Marketing Business Unit; Generation Business Unit; Transmission Business Unit; and AYP Capital and its subsidiaries. Support business units which provide services to these revenue-generating business units have also been formed. The restructuring of Allegheny Power did not involve the formation of any new legal entities, nor did it require the writedown of any rate base assets. Moreover, no capital assets were transferred within Allegheny Power in connection with the restructuring.

          Most of the functions which were performed exclusively by the Operating Subsidiaries have been restructured into the Operating Business Unit and Retail Marketing Business Unit. Most of the functions performed by the Bulk Power Supply section of APSC were restructured into the distinct generating, transmission, and planning and compliance business units. The support functions were restructured in order to supply services to the above with greater efficiency.

          Most employees who have left service as a result of restructuring were offered a voluntary separation plan which included continuation of salary and certain benefits for up to eighteen months, job counseling and outplacement assistance, and in some cases an early retirement enhancement was offered. Allegheny Power anticipates that future reductions in force will occur due to normal attrition.


                                                SALES

          In 1996, consolidated kilowatt-hour (kWh) sales to regular customers (retail and wholesale power) increased 1.9% from those of 1995 as a result of increases of 2.5%, 2.1%, and .6% in residential, commercial, and industrial sales, respectively. The increased kWh sales in 1996 reflect both growth in number of customers for all classes and an increase in residential and commercial use. Consolidated revenues from residential sales increased .5%. Consolidated revenues from commercial and industrial sales decreased .2% and 2.25%, respectively, primarily due to decreases in fuel and energy recovery revenues which have little effect on net income. (See ITEM 1. RATE MATTERS and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

          Bulk power transaction revenues, primarily with nonaffiliated utilities and power marketers, increased 30%. These revenues have little effect on net income as most profit therefrom is passed through to retail customers.

          Allegheny Power's all-time peak load of 7500 MW occurred on February 5, 1996. The peak load in 1995 was 7280 MW.

          Consolidated regulated electric operating revenues for 1996 were derived as follows: Pennsylvania, 44.9%; West Virginia, 27.9%; Maryland, 19.2%; Virginia, 6.0%; Ohio, 2.0% (residential, 40.1%; commercial,
21.2%; industrial, 32.3%; bulk power transactions, 3.2%; and other,

3.2%). The following percentages of such revenues were derived from these industries: iron and steel, 6.8%; fabricated products, 1.8%; chemicals, 3.5%; aluminum and other nonferrous metals, 3.4%; coal mines, 3.4%; cement, 2.5%; and all other industries, 11.0%.

          During 1996, Monongahela's kWh sales to retail customers decreased .4%. Residential and commercial sales increased .3% and 2.0%, respectively, but industrial sales decreased 1.8%. Revenues from residential, commercial and industrial customers decreased 1.4%, 2.3%, and 5.4%, respectively, primarily due to a reduction in the fuel and energy cost component. Revenues from bulk power transactions and sales to affiliates increased 6.5%. Monongahela's revenues represented 24.0% of Allegheny Power's total sales to regular customers. Monongahela's all-time peak load of 1825 MW occurred on August 17, 1995.

          Monongahela's electric operating revenues were derived as follows: West Virginia, 92.9% and Ohio, 7.1% (residential, 32.6%;
commercial, 19.2%; industrial, 31.8%; bulk power transactions, 2.7%; and other, 13.7%).

          During 1996, Potomac Edison's kWh sales to retail customers increased 3.1% as a result of increases of 5.1%, 3.4%, and 1.5% in residential, commercial, and industrial sales, respectively. Revenues from residential and commercial customers increased 2.3% and .9%, respectively. Revenues from industrial customers decreased 2.0% due to a reduction in the fuel and energy cost component. Revenues from bulk power transactions and sales to affiliates increased 22.8%. Potomac Edison's revenues represented 31.1% of Allegheny Power's total sales to regular customers. Potomac Edison's all-time peak load of 2614 MW occurred on January 17, 1997.

          Potomac Edison's electric operating revenues were derived as follows: Maryland, 62.0%; West Virginia 18.9% and Virginia, 19.1%; (residential, 44.6%; commercial, 20.1%; industrial, 27.1%; bulk power transactions, 3.4%; and other, 4.8%). Revenues from one industrial customer, the Eastalco aluminum reduction plant near Frederick, Maryland, amounted to $64 million (8.8% of total electric operating revenues). Minimum annual charges to Eastalco under an electric service agreement which continues through March 31, 2000, with automatic extensions thereafter unless terminated on notice by either party, were $20.3 million in 1996. This agreement may be canceled before the year 2000 upon 90 days notice of a governmental decision resulting in a material modification of the agreement.

          During 1996, West Penn's kWh sales to retail customers increased 1.5% as a result of increases of 1.6%, 1.4% and 1.5% in residential, commercial, and industrial sales, respectively. Revenues from residential and commercial customers increased .2% and .2%, respectively. Revenues from industrial customers decreased .5% due to a reduction in the fuel and energy cost component. Revenues from bulk power transactions and sales to affiliates increased 10.7%. West Penn's revenues represented 44.9% of Allegheny Power's total sales to regular customers. West Penn's all-time peak load of 3242 MW occurred on February 5, 1996.

          West Penn's electric operating revenues were derived as follows:
Pennsylvania, 100% (residential, 36.9%; commercial, 20.6%; industrial, 32.6%; bulk power transactions, 3.0%; and other, 6.9%).

          In 1996, AYP Energy provided 109,229 MWH of energy to nonaffiliated customers, including generation from the Fort Martin Unit No. 1 acquisition amounting to 44,014 MWH. Unregulated operating revenues in 1996 amounted to $.7 million.

          In 1996, the Operating Subsidiaries provided approximately 1 billion kWh of energy to nonaffiliated companies and marketers from generation facilities operated by the Subsidiaries. Revenues from those sales of generation from the Operating Subsidiaries were approximately $22.4 million.

          The Operating Subsidiaries transmitted approximately 17.4 billion kWh to others located outside their service territories under various forms of transmission service agreements. Revenues from those sales of service approximated $52.4 million.

          Sales of generation and transmission services to others vary with the needs of those companies for capacity and/or economic replacement power; the availability of generating facilities and excess power, fuel, and regional transmission facilities; and the availability and price of competitive sources of power. Although increases occurred in sales of transmission services to others in 1996, sales of power generated by the Operating Subsidiaries did not change appreciably relative to 1995 primarily because of stagnant demand, increases in Allegheny Power's native load, and increased number of and willingness of other suppliers to make sales at lower prices. Decreases in sales by Allegheny Power of power generated from rate base assets to nonaffiliates and others are expected in 1997 and beyond. For 1996, substantially all of the benefits of power and transmission service sales to nonaffiliates by the Operating Subsidiaries were passed on to retail customers and as a result have little effect on net income.

          Pursuant to a peak diversity exchange arrangement with Virginia Power, the Operating Subsidiaries annually supply Virginia Power with
200 MW during each June, July, and August and in return Virginia Power supplies the Operating Subsidiaries with 200 MW during each December, January, and February, at least through February 2000. Thereafter, specific amounts of annual diversity exchanges beyond those currently established are to be mutually determined no less than 34 months prior to each year for which an exchange is to take place. Negotiations are currently under way to reach an agreement on an amount of diversity exchange beyond February 2000. The total number of megawatt-hours (MWh) to be delivered by each utility to the other over the term of the arrangement is expected to be the same.

          Pursuant to an exchange arrangement with Duquesne which will continue through February 2000 and may be extended beyond that date, the Operating Subsidiaries supply Duquesne with up to 200 MW for a specified number of weeks, generally during each March, April, May, September, October, and November. In return, Duquesne supplies the Operating Subsidiaries with up to 100 MW, generally during each December, January, and February. The total number of MWh to be delivered by each utility to the other over the term of the arrangement is expected to be the same.

          Until March 16, 1996, West Penn supplied retail electric service to the Borough of Tarentum (Tarentum) using in part distribution facilities leased from Tarentum under a 30-year lease agreement which terminated in 1996. In June 1993, Tarentum notified West Penn of its intention to exercise its option to end the lease agreement and re-enter the retail electric business. The termination of the lease agreement and resulting transfer and sale by West Penn of electric facilities installed by West Penn resulted in Tarentum becoming a municipal customer which at present purchases electricity on a wholesale basis from West Penn under a new 3-year contract. In 1996 Tarentum provided a load of 6.5 MW and revenues of $1.1 million.

          The Energy Policy Act of 1992 (EPACT) permits wholesale generators, utility-owned and otherwise, and wholesale consumers to request from owners of bulk power transmission facilities a commitment to supply transmission services. Of particular significance to public utilities, on April 24, 1996, the FERC issued its Orders 888 and 889. These Orders will lead to a fundamental restructuring of the business of transmitting wholesale electric power and could potentially influence the future of retail electric sales as well. The FERC's stated objective is to stimulate wholesale (sale for resale) generation service competition among electric utilities and nonregulated electricity generators while preventing anti-competitive or discriminatory transmission practices. The Orders encourage wholesale competition by requiring utilities that own transmission systems and are under the FERC's jurisdiction to file nondiscriminatory, open access transmission tariffs available to all wholesale buyers and sellers of electricity and apply those open access tariffs to their own wholesale purchases and sales of electricity. Utilities must allow their transmission facilities to be used by sellers or buyers of wholesale power without undue discrimination, as long as sufficient transmission capacity is available to provide service without impairing reliability. When existing facility capacity is insufficient, transmission system owners are required to attempt to build additional facilities when customers are willing to support the cost of those facilities.

          To meet the objective of providing nondiscriminatory or comparable wholesale transmission services, the Orders require that utilities functionally unbundle transmission operations from wholesale merchant functions. In addition, separate rates must be presented for wholesale generation, transmission and ancillary services. Accordingly, as of January 3, 1997, the FERC required separation of the transmission operations and marketing functions from the wholesale generation marketing function of public utilities. In response to both the process leading up to the FERC's adoption of Orders 888 and 889, and the continuing evolution of the wholesale power and transmission service markets, Allegheny Power in 1996 established separate business units to operate and manage its generation and transmission assets.

          Effective July 9, 1996, the FERC required that wholesale transmission services be purchased by a transmission owner under that owner's filed open access tariffs whenever a generation affiliate of the owner intends to make wholesale generation service sales to any party. In addition, the Orders set standard terms which must be contained in each transmission provider's open access tariffs. Effectively, the tariffs contractually open the interconnected transmission network to provide comparable transmission service for use by the transmission owner, its affiliates and non-affiliates alike. Order 888 also states that electric utilities should be able to collect stranded costs that may result from restructuring of the wholesale electric industry. In addition, the Order provides that it is up to each state to decide if retail wheeling should be adopted and, if so, to address retail stranded costs. In a separate notice, the FERC proposed the development of a standardized, real-time electronic information network to provide all potential users of a utility's transmission system equal access to information regarding transmission capability and pricing and in Order 889 directed implementation of such a network. Although Allegheny Power has taken appropriate steps to comply, it has also requested rehearing of certain aspects of both Orders. Allegheny Power cannot predict what action the FERC may take on this request.

          Effective in 1995 and consistent with the intentions of the FERC prior to its issuance of Orders 888 and 889, Allegheny Power submitted a filing to the FERC of a set of two new transmission service tariffs which qualified as open access filings. The FERC then accepted for filing a Network Transmission Service Tariff and a Point-to-Point Transmission Service Tariff under which the Operating Subsidiaries began to sell comparable open access transmission services to eligible wholesale customers as of December 1995. The tariffs were accepted by the FERC, subject to modification pending the outcome of the proceeding. The FERC set the tariffs for hearing during the summer of 1996. In the interim, the Operating Subsidiaries sold transmission services under the tariffs, subject to refund. Refunds, if any, are not expected to be material. With that filing, the need for and applicability of the Standard Transmission Service Tariff was eliminated for new service transactions.

          With the issuance of Orders 888 and 889, the FERC mandated that most transmission owning entities (the major exclusion was tight power pools) had to issue or reissue open access transmission service tariffs which complied with the rules by July 9, 1996. Allegheny Power did so and the immediate effect was that its 1995 open access tariff filings became subsumed by the July filing of one all-encompassing tariff. However, the rates terms and conditions previously set for hearing were carried over to the new tariff. In January 1997, the tariffs were again modified to strictly comply with current FERC orders on non-rate terms and conditions. Allegheny Power still awaits an order on rates for the open access tariff.

          In addition, the Operating Subsidiaries have a Standard Generation Service Schedule (SGS) tariff on file with and accepted by the FERC under which the Operating Subsidiaries previously made available bundled, nonfirm generation services with associated transmission services to any customer who executed an agreement under such tariff. Recently and in keeping with the unbundled service prescription of the FERC Orders, the SGS tariff has been amended to separate the provision of generation and transmission services. Customers in search of delivered wholesale power service from Allegheny Power now have to separately contract for generation and transmission services under the SGS and the Open Access Tariffs.

          Similarly, as of December 1996, Allegheny Power filed to unbundle generation and transmission services sold under existing coordination agreements with contiguous public utilities.

          Specifically in Order 889, the FERC established that an Open Access Same Time Information System (OASIS) and Standards of Conduct must be adopted by each transmission provider to ensure the separation of service directed by the functional unbundling of wholesale services required by Order 888 and to assure that all buyers and sellers of transmission services will have equal and timely access to the information needed to transact business. Allegheny Power adopted and filed Standards of Conduct and joined with other transmission service providers in a collaborative effort to develop OASIS capability. OASIS became operational for processing requests for transmission services as of January 3, 1997; the Standards of Conduct were implemented on the same day.

          Allegheny Power founded and continues to participate in, along with other utilities, an organization, General Agreement on Parallel Paths (GAPP) whose primary purpose is to develop a mutually acceptable method of resolving the inequities imposed on transmission network owners by parallel power flows. Allegheny Power also participated in the funding of and continued support of an organization known as the "Alliance" whose four transmission-owning members intend, among other things, to pursue a test of the GAPP methodology. To that end, a request for such experimentation authorization was submitted by the Alliance and two other GAPP members to the FERC in December 1996. Allegheny Power cannot predict what action the FERC may take on this request.

          Under PURPA, certain municipalities, businesses and private developers have installed, are installing or are proposing to install generating facilities at various locations in or near the Operating Subsidiaries' service areas with the intent of selling some or all of the electric capacity and energy to the Operating Subsidiaries at rates consistent with PURPA and ordered by appropriate state commissions. As a result of PURPA, Allegheny Power is committed to 299 MW of on-line PURPA capacity. Payments for PURPA capacity and energy in 1996 totaled approximately $133 million at an average cost to Allegheny Power of 5.5 cents/kWh, as compared to Allegheny Power's own generating cost of about 3 cents/kWh. Allegheny Power projects an additional 180 MW of PURPA capacity (Warrior Run) to come on-line in 1999. It is expected that the Warrior Run project will result in substantial costs for Potomac Edison's Maryland customers. Allegheny Power has attempted to negotiate a buyout or restructuring of the existing contract with the Warrior Run project developer to reduce the cost impact on customers. The negotiations have been unsuccessful. (See ITEM 3. LEGAL PROCEEDINGS for a description of litigation and regulatory proceedings in Pennsylvania and West Virginia concerning other proposed PURPA projects.)


                                         ELECTRIC FACILITIES

          The following table shows Allegheny Power's December 31, 1996, generating capacity, based on the maximum monthly normal seasonal operating capacity of each unit. Allegheny Power's owned capacity totaled 8070 MW, of which 7090 MW (88%) are coal-fired, 840 MW (10%) are pumped-storage, 82 MW (1%) are oil-fired, and 58 MW (1%) are hydroelectric. The term "pumped-storage" refers to the Bath County station which stores energy for use principally during peak load hours by pumping water from a lower to an upper reservoir, using the most economic available electricity, generally during off-peak hours. During the generating cycle, power is produced by water falling from the upper to the lower reservoir through turbine generators.

          The weighted average age of Allegheny Power's owned steam stations shown on the following page, based on generating capacity at December 31, 1996, was about 26.6 years. In 1996, their average heat rate was 9,910 Btu's/kWh, and their availability factor was 86.0%.


                                              Allegheny Power Stations
                                             Maximum Generating Capacity
                                                   (Megawatts) (a)

                                                                                                                  Dates When
                                                       Station      Monon-         Potomac          West           Service
Station                                     Units       Total       gahela         Edison           Penn         Commenced (b)
Coal-fired (steam):
    Albright                                  3            292         216              76                           1952-4
    Armstrong                                 2            352                                        352            1958-9
    Fort Martin                               2            831         249             304            278            1967-8
    Harrison                                  3          1,920         480             629            811            1972-4
    Hatfield's Ferry                          3          1,660         456             332            872            1969-71
    Mitchell                                  1            284                                        284            1963
    Pleasants                                 2          1,252         313             376            563            1979-80
    Rivesville                                2            142         142                                           1943-51
    R. Paul Smith                             2            114                         114                           1947-58
    Willow Island                             2            243         243                                           1949-60
Oil-fired (steam): (a)
    Mitchell                                  1             82                                         82            1948
Pumped-storage and Hydro:
    Bath County                               6            840         227(c)          235(c)         378(c)         1985
    Lake Lynn(d)                              4             52                                         52            1926
    Potomac Edison (d)                       21              6                           6                           Various
Total Allegheny Power Owned
Capacity                                     54          8,070       2,326           2,072          3,672



                                                          Nonutility Generation
                                                       Maximum Generating Capacity
                                                             (Megawatts) (e)
                                                                                                                   Contract
                                                       Project      Monon-         Potomac          West         Commencement
Project                                                 Total       gahela         Edison           Penn             Date
Coal-fired:
    AES Beaver Valley                                      125                                        125            1987
    Grant Town                                              80          80                                           1993
    West Virginia University                                50          50                                           1992

Hydro:
    Allegheny Lock and Dam 5                                 6                                          6            1988
    Allegheny Lock and Dam 6                                 7                                          7            1989
    Hannibal Lock and Dam                                   31          31                                           1988

Total Nonutility Capacity                                  299         161             0(f)           138

Total Allegheny Power Owned and
PURPA Committed                                          8,369       2,487         2,072            3,810
Generating Capacity (a)


(a) Excludes 207 MW of West Penn oil-fired capacity at Springdale Power Station and 77 MW of the total MW at Mitchell Power Station, which were placed on cold reserve status as of June 1, 1983. Current plans call for the reactivation/repowering of these units in about five years. On December 31, 1994, 82 MW of the total MW at Mitchell Power Station were reactivated. Also excludes 276 MW of Unit No. 1 of Fort Martin merchant plant capacity owned by AYP Energy which is not subject to price regulation by any regulatory commission.

(b) Where more than one year is listed as a commencement date for a particular source, the dates refer to the years in which operations commenced for the different units at that source.

(c) Capacity entitlement through ownership of AGC, 27%, 28% and 45% by Monongahela, Potomac Edison and West Penn, respectively.

(d) West Penn has a 30-year license for Lake Lynn, effective December 1994. Potomac Edison's license for hydroelectric facilities Dam No. 4 and Dam No. 5 will expire in 2003. Potomac Edison has received 30-year licenses, effective January 1994, for the Shenandoah, Warren, Luray and Newport projects. The FERC accepted Potomac Edison's surrender of the license for the Harper's Ferry Dam No. 3 and issued an order effective October 1994.

(e) Nonutility generating capacity available through state utility commission approved arrangements pursuant to PURPA.

(f) The 180-MW Warrior Run project has completed its financial closing, is under construction, and is planned to begin providing capacity and energy to Potomac Edison in 1999.

                                              ALLEGHENY POWER MAP



     The Allegheny Power Map (Map), which has been omitted, provides a broad illustration of the names and approximate locations of Allegheny Power's major generation and transmission facilities, both existing and under construction, in a five-state region which includes portions of Pennsylvania, Ohio, West Virginia, Maryland and Virginia. Additionally, Extra High Voltage substations are displayed. By use of shading, the Map also provides a general representation of the service areas of Monongahela (portions of West Virginia and Ohio), Potomac Edison (portions of Maryland, Virginia and West Virginia), and West Penn (portions of Pennsylvania).

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

The following table sets forth the existing miles of tower and pole transmission and distribution lines and the number of substations of the Subsidiaries as of December 31, 1996:

                              Above Ground Transmission and
                         Distribution Lines (a) and Substations


                                                                   Portion of Total                      Transmission and
                                                                     Representing                          Distribution
                                                Total           500-Kilovolt (kV) Lines                   Substations(b)

            Monongahela                       20,060                         283                                    243
            Potomac Edison                    17,423                         202                                    208
            West Penn                         22,850                         273                                    520
            AGC(c)                                85                          85                                      1
            Total                             60,418                         843                                    972


(a) Allegheny Power has a total of 6,083 miles of underground distribution lines.

(b) The substations have an aggregate transformer capacity of 39,357,495 kilovoltamperes.

(c) Total Bath County transmission lines, of which AGC owns an undivided 40% interest and Virginia Power owns the remainder.


          Allegheny Power has 11 extra-high-voltage (345-kV and above)
(EHV) and 29 lower-voltage interconnections with neighboring utility systems. The interregional EHV transmission system, including System facilities, historically has operated near reliability limits because of frequent periods of heavy power flows, predominantly in a west-to-east direction. In early 1996, use of the transmission system in aggregate declined and the west-to-east power flows decreased to more comfortable levels. However, beginning in the summer months of 1996, west-to-east transfers increased and occasionally reached the critical levels commonly seen earlier in the decade. If transfers and customer load continue to increase, along with coincident parallel flows, interregional EHV transmission facilities, including Allegheny Power facilities, may again operate more frequently nearer to reliability limits at which time restrictions on transfers may become necessary. (SEE discussion concerning General Agreement on Parallel Paths and the Alliance under ITEM I. SALES.)

          Wholesale generators and other wholesale customers may now seek from owners of bulk power transmission facilities a commitment to supply transmission services. (See discussion under ITEM 1. SALES.) Such demand on Allegheny Power's transmission facilities may add to heavy power flows on Allegheny Power's facilities.

          The Operating Subsidiaries have, since the early 1980's, provided managed contractual access to Allegheny Power's transmission facilities under various tariffs. As described earlier, for new agreements starting in 1996, managed access will also be governed by the provisions of the Allegheny Power open access tariffs recently filed with the FERC.


                                      RESEARCH AND DEVELOPMENT

          The Operating Subsidiaries spent $7.7 million, $9.0 million, and $7.7 million, in 1996, 1995, and 1994, respectively, for research programs. Of these amounts, $5.5 million, $6.2 million, and $5.9 million were for Electric Power Research Institute (EPRI) dues in 1996, 1995, and 1994, respectively. EPRI is an industry-sponsored research and development institution. The Operating Subsidiaries plan to spend approximately $7.5 million for research in 1997, with EPRI dues representing $5.7 million of that total.

          In addition to EPRI support, in-house research conducted by Allegheny Power concentrated on environmental protection, generating unit performance, transmission system performance, future generating technologies, delivery systems, customer-related research, clean power technology focused on power quality and load management devices, and techniques for customer and delivery equipment. All in-house research is related to adapting both competitive and leading edge technology to Allegheny Power's operations.

          Research is also being directed to help address major issues facing our industry, including electric and magnetic field (EMF) assessment of employee exposure within the work environment, waste disposal and discharges, greenhouse gases, renewable resources, fuel cells, new combustion turbines and cogeneration technologies. A constructed wetlands project at Allegheny Power's Springdale Power Station significantly improved the water quality of the effluent from a closed ash management facility. The project received the 1996 Industrial Excellence Award from the Pennsylvania Water Environment Association. During 1996, Allegheny Power supported the federal government's National EMF Research and Public Information Dissemination Program, a project on biomechanisms with the Massachusetts Institute of Technology, and an Edison Electric Institute (EEI) program to study employee and public health effects, if any, of EMF. The financial effect of these issues on Allegheny Power, if any, cannot be determined at this time. In addition, there is continuing evaluation of technical proposals from outside sources and monitoring of developments in industry-related literature, law and litigation, general business and environmental standards (ISO 9000 AND ISO 14000), and intellectual property rights.

          Because of the NOx control requirements of the CAAA, Allegheny Power is participating in a collaborative effort coordinated by EPRI to gain a greater understanding of the formation of ground level ozone and how measures to control NOx and volatile organic compounds affect ozone formation. The North American Research Strategy for Tropospheric Ozone-Northeast is focused on this effort. Other research is directed at NOx control technologies for power station compliance. Allegheny Power continues to monitor and demonstrate technical solutions to greenhouse gas reduction, sequestration, capture, and control.

          As part of its response to Energy Policy Act of 1992 and the subsequent Clinton Climate Action Plan, Allegheny Power, as part of an EEI program, has agreed to participate in research initiatives which are designed to reduce, sequester or control greenhouse gases. This program is consistent with filings made with the Department of Energy (DOE) in voluntary compliance with Section 1605(b) of EPACT.

          Electric vehicle (EV) research in 1996 included participation in the Ford Ecostar Demonstration Program, EV America and the Electric Transportation Coalition, as well as the development of appropriate wiring and building code standards to accommodate electric vehicles.

          In 1996 research was also directed into communication systems to develop and demonstrate a high speed advanced power line communication system utilizing existing utility wires to service information and automation needs of Allegheny Power's customers and to support system requirements in retail wheeling.

          Allegheny Power continues to pursue beneficial uses of coal combustion by-products. In cooperation with the West Virginia Division of Environmental Protection, a project is under way to investigate the feasibility and cost-effectiveness of injecting fly ash from Allegheny Power's power stations into abandoned underground mine sites in West Virginia to reduce acid mine drainage and mine surface subsidence. The project cost is being shared with EPRI as part of a Tailored Collaboration Agreement. Also being investigated is the use of fly ash as a construction material.

          As part of customer research, a model home program is being developed and adjustable speed drives for customer motor loads are being used at a steel company and at an extrusion process plant. An effort in which Allegheny Power participated through West Penn in 1996 is the Pennsylvania Electric Energy Research Council (PEERC). PEERC was formed in 1987 as a partnership of Pennsylvania-based electric utilities to promote technological advancements related to the electric utility industry.

          In 1996 the Operating Subsidiaries made research grants to regional colleges and universities to encourage the development of technical resources related to current and future utility problems.


                       CAPITAL REQUIREMENTS AND FINANCING

          Construction expenditures by the Subsidiaries in 1996 amounted to $289 million and for 1997 and 1998 are expected to aggregate $322 million and $324 million, respectively. In 1996, these expenditures included $3 million for compliance with the CAAA. The 1997 and 1998 estimated expenditures include $15 million and $42 million, respectively, to cover the costs of compliance with the CAAA. Expenditures to cover the costs of compliance with the CAAA were much more significant in prior years and may be again in future years if required for Phase II compliance.


                                    Construction Expenditures

                                                               1996           1997             1998

                                                                      Millions of Dollars
                                                              (Actual)       (Estimated)
Monongahela
Generation Business Unit                                     $  30.3        $  32.7          $  47.4
Transmission Business Unit                                       4.5            8.6              9.8
Distribution Unit                                               37.8           41.8             33.4
  Total*                                                     $  72.6        $  83.1          $  90.6

Potomac Edison
Generation Business Unit                                     $  27.7        $  24.0          $  30.8
Transmission Business Unit                                      15.9           25.0             33.8
Distribution Unit                                               42.7           48.8             44.8
  Total*                                                     $  86.3        $  97.8          $ 109.4

West Penn
Generation Business Unit                                     $  49.9        $  59.1          $  72.2
Transmission Business Unit                                      24.9           14.5              3.8
Distribution Unit                                               51.0           56.0             45.3
Other                                                            4.8           10.8              2.1
  Total*                                                     $ 130.6        $ 140.4          $ 123.4



AGC
Generation Business Unit                                     $   0.1        $   1.0          $    .4

Total Capital Expenditures, Regulated                        $ 289.6        $ 322.3          $ 323.8


AYP Capital                                                  $ 180.2       $   21.1          $  20.7

Total Construction Expenditures                              $ 469.8**      $ 343.4**        $ 344.5**




* Includes allowance for funds used during construction (AFUDC) for 1996, 1997 and 1998 of: Monongahela $0.7, $1.8 and $2.5; Potomac Edison $2.5, $2.2 and $2.7; and West Penn $2.7, $3.4 and $4.5.

** Includes amounts for capital projects connected with the restructuring of $22.4, $40.5 and $1.8 for 1996, 1997 and 1998, respectively.


          These construction expenditures include major capital projects at existing generating stations, upgrading distribution lines and substations, and the strengthening of the transmission and subtransmission systems. They also include $22.4 million, $40.5 million and $1.8 million in 1996, 1997 and 1998, respectively, for new systems resulting from the restructuring effort.

          On a collective basis for the Subsidiaries, expenditures for 1996, 1997, and 1998 include $43 million, $37 million, and $59 million, respectively, for construction of environmental control technology. Outages for construction, CAAA compliance work, and other environmental work is, and will continue to be, coordinated with planned outages.

          Allegheny Power continues to study ways to reduce and meet existing customer demand and future increases in customer demand, including demand-side management programs, new and efficient electric technologies, construction of various types and sizes of generating units, increasing the efficiency and availability of Allegheny Power generating facilities, reducing internal electrical use and transmission and distribution losses, and, acquisition of energy and capacity from third-party suppliers.

          Potomac Edison is engaged in implementing state commission ordered demand-side management programs. (See ITEM 1. REGULATION for a further discussion of these programs.)

          Current forecasts, which reflect demand-side management efforts and other considerations and assume normal weather conditions, project average annual winter and summer peak load growth rates of 1.35% and 1.49%, respectively, in the period 1997-2007. It is anticipated that the reactivation of Mitchell No. 2 Unit, the repowering of Springdale
No. 8 Unit, peak diversity exchange arrangements (described under ITEM
1. SALES), demand-side management and conservation programs, and mandated PURPA capacity will be sufficient for Allegheny Power's needs until the year 2000 and beyond. The advent of retail competition may have a significant effect on load growth.

          In connection with its construction and demand-side management programs, Allegheny Power must make estimates of the availability and cost of capital as well as the future demands of its customers that are necessarily subject to regional, national, and international developments, changing business conditions, and other factors. The construction of facilities and their cost are affected by laws and regulations, lead times in manufacturing, availability of labor, materials and supplies, inflation, interest rates, and licensing, rate, environmental, and other proceedings before regulatory authorities. Decisions regarding construction of facilities must now also take into account retail competition. As a result, future plans of Allegheny Power are subject to continuing review and substantial change.

          The Subsidiaries have financed their construction programs through internally generated funds, first mortgage bonds, debentures, medium-term notes, subordinated debt and preferred stock issues, pollution control and solid waste disposal notes, installment loans, long-term lease arrangements, equity investments by APS (or, in the case of AGC, by the Operating Subsidiaries), and, where necessary, interim short-term debt. The future ability of the Subsidiaries to finance their construction programs by these means depends on many factors, including creditworthiness, rate levels sufficient to provide internally generated funds and adequate revenues to produce a satisfactory return on the common equity portion of the Subsidiaries' capital structures and to support their issuance of senior and other securities. APS obtains most of the funds for equity investments in the Operating Subsidiaries through the issuance and sale of its common stock publicly and through its Dividend Reinvestment and Stock Purchase Plan and its Employee Stock Ownership and Savings Plan.

          AYP Energy financed its $170 million acquisition of 276 MW of Fort Martin Unit No. 1 from Duquesne with a combination of $25 million of equity from APS and $160 million of 5-year debt financing provided by a syndicate of banks. Funds in excess of the purchase price will be used to fund operations. AYP Energy's obligation under the Credit Agreement is supported by APS. The debt is priced at a floating rate. Prior to closing the transaction, AYP Energy entered into a $160 million forward swap to hedge against fluctuations in interest rates during the 5-year period.

          In 1996, APS sold 1,139,518 shares of its common stock for $33.8 million through its Dividend Reinvestment and Stock Purchase Plan and its Employee Stock Ownership and Savings Plan.

          During 1996, the rate for West Penn's 400,000 shares of market auction preferred stock, par value $100 per share, reset approximately every 90 days at 4.185%, 4.04%, 4.245%, and 4.018%. The rate set at auction on January 14, 1997 was 4.008%.

          At December 31, 1996, short-term debt was outstanding in the following amounts: APS $84.4 million, Monongahela $31.1 million, Potomac Edison $7.5 million, and West Penn $33.4 million. At December 31, 1996, AGC had $20.0 million of commercial paper outstanding.

          The Subsidiaries' ratios of earnings to fixed charges for the year ended December 31, 1996, were as follows: Monongahela, 3.44; Potomac Edison, 3.25; West Penn, 2.88; and AGC, 3.48.

          Allegheny Power's consolidated capitalization ratios as of December 31, 1996, were: common equity, 45.8%; preferred stock, 3.6%; and long-term debt, 50.6%, including Quarterly Income Debt Securities (QUIDS) (3.3%). Allegheny Power's long-term objective is to maintain the common equity portion above 46%.

          During 1997, Monongahela plans to issue $45 million of new debt for general corporate purposes, including its construction program. Potomac Edison and West Penn currently anticipate meeting their capital requirements through a combination of internally generated funds, cash on hand, and short-term borrowing as necessary. However, West Penn may issue debt securities pursuant to the securitization provisions of the

Pennsylvania legislation of December 3, 1996. APS plans to continue selling common stock through its Dividend Reinvestment and Stock
Purchase Plan and Employee Stock Ownership and Savings Plan.


                                             FUEL SUPPLY

          Allegheny Power-operated stations burned approximately 16.4 million tons of coal in 1996. Of that amount, 86% was either cleaned (5.0 million tons) or used in stations equipped with scrubbers (9.1 million tons). The use of desulfurization equipment and the cleaning and blending of coal make burning local higher-sulfur coal practical.
In 1996, about 99% of the coal received at Allegheny Power-operated stations came from mines in West Virginia, Pennsylvania, Maryland, and Ohio. Allegheny Power does not mine or clean any coal. All raw, clean, or washed coal is purchased from various suppliers as necessary to meet station requirements.

          Long-term arrangements, subject to price change, are in effect to provide for approximately 14.8 million tons of coal in 1997. The Operating Subsidiaries will depend on short-term arrangements and spot purchases for their remaining requirements. Through the year 1999, the total coal requirements of present Allegheny Power-operated stations are expected to be met with coal acquired under existing contracts or from known suppliers.

          For each of the years 1992 through 1995, the average cost per ton of coal burned was $36.31, $36.19, $35.88, and $32.68, respectively. For the year 1996, the cost per ton decreased to $32.25.

          Long-term arrangements, subject to price change, are in effect and will provide for the lime requirements of scrubbers at Allegheny Power's scrubbed stations.

          In addition to using ash in various power plant applications such as scrubber by-product stabilization at Harrison and Mitchell Power Stations, the Operating Subsidiaries continue their efforts to market coal combustion by-products for beneficial uses and thereby reduce landfill requirements. (See ITEM 1. RESEARCH AND DEVELOPMENT.) In 1996, the Operating Subsidiaries received approximately $919,000 from the sale of 131,000 tons of fly ash and 168,000 tons of bottom ash for various uses, including cement replacement, mine grouting, oil well grouting, soil extenders, and anti-skid material.

          The Operating Subsidiaries own coal reserves estimated to contain about 125 million tons of higher sulfur coal recoverable by deep mining. There are no present plans to mine these reserves and, in view of economic conditions now prevailing in the coal market, the Operating Subsidiaries plan to hold the reserves as a long-term resource.

                                            RATE MATTERS

          On October 29, 1996 the Virginia State Corporation Commission
(SCC) approved an agreement filed by Potomac Edison and staff of the SCC that reduced rates effective November 1, 1996, by $1.2 million (1%) on an annual basis. The agreement was the result of an Annual
Informational Filing required by the SCC.

          AGC's rates are set by a formula filed with and previously accepted by the FERC. The only component which changes is the return on equity (ROE). Pursuant to a settlement agreement filed April 4, 1996, with the FERC, AGC's ROE was set at 11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE. Notice of such intent to seek a revision in ROE must be filed during a notice period each year between November 1 and November 15. No requests for change were filed during the 1996 notice period. Therefore, AGC's ROE will remain at 11% for 1997.

          Currently all state regulatory jurisdictions and the FERC utilize special procedures to recognize changes in fuel and other energy costs in rates on a more current basis than other costs. These procedures, generally referred to as energy recovery or fuel clauses, use an expedited proceeding schedule, and require the companies to use a tracking procedure to compare revenues received for energy costs with actual energy costs incurred. Differences are deferred until the next proceeding when energy rates are adjusted to return or recover previous overrecoveries or underrecoveries, respectively. Because of this procedure, changes in fuel and other energy costs have had little effect on net income.

          The Pennsylvania competition legislation capped West Penn's rates, including its energy cost rates, effective January 1, 1997.
Since the new legislation left the method of future rate adjustments for energy costs to Pennsylvania PUC discretion, West Penn on February 28, 1997 filed a Petition with the Pennsylvania PUC to roll the energy cost rates into its base rates. Upon receipt of an order of approval, West Penn would then assume the risks of increases in the costs of fuel and purchased power and any declines in bulk power transaction sales. However, West Penn would also retain the benefits of decreases in such costs and increases in such sales. West Penn would accomplish this result by discontinuance of deferred fuel accounting.

          On May 23, 1996, the Pennsylvania PUC approved a settlement authorizing West Penn to recover all of the costs ($31 million) associated with termination of a power supply contract with the Shannopin PURPA project. This contract was negotiated under the requirements of PURPA. The majority of cost recovery ($24 million) was accomplished by reducing West Penn's overrecovered fuel balance. Effective July 9, 1996, West Penn's energy cost rates were decreased by $5.1 million annually. The remaining Shannopin costs ($7 million) were to be recovered in 1997 and 1998, but, pursuant to the rate caps enacted by the new Pennsylvania competition legislation, will be recovered through other means.

          On June 25, 1996, the Public Service Commission of West Virginia approved stipulated agreements in the annual Expanded Net Energy Cost proceedings under which Monongahela and Potomac Edison customers will receive annual decreases in their energy rates of $19.5 million and $5.3 million, respectively. Included for both companies was a small increase in base rates to cover additional costs for CAAA-related investments and operating expenses. The new rates became effective July 1, 1996.

          Annual audit reports on fuel-related items for Monongahela were filed with the Ohio Public Utilities Commission on October 11, 1996. A fuel rate change was effective February 1, 1997, and reflected a slight decrease.

          By order dated June 20, 1996, the Maryland Public Service Commission accepted a stipulation and agreement that approved a decrease in fuel rates to Potomac Edison's Maryland customers of $6.8 million annually. This decrease resulted from fuel costs declining by more than 5% when measured by a commission formula.

          A Virginia SCC order dated March 6, 1996, approved an annual increase in fuel rates to Potomac Edison's Virginia customers of $315,000 effective March 7, 1996. This increase resulted from the SCC's annual fuel cost review. On February 14, 1997, Potomac Edison requested the Virginia SCC to permit it to continue to charge its currently authorized fuel rates until further order of the commission.


                                        ENVIRONMENTAL MATTERS

          The operations of the Allegheny Power-operated stations are subject to regulation as to air and water quality, hazardous and solid waste disposal, and other environmental matters by various federal, state, and local authorities.

          Meeting known environmental standards is estimated to cost the Subsidiaries about $189 million in capital expenditures over the next three years. Additional legislation or regulatory control requirements, if enacted, may require modifying, supplementing, or replacing equipment at existing stations at substantial additional cost.


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

          Allegheny Power meets current emission standards as to SO2 by the use of scrubbers, the burning of low-sulfur coal, the purchase of cleaned coal to lower the sulfur content, and the blending of low-sulfur with higher sulfur coal.

          The CAAA, among other things, require an annual reduction in total utility emissions within the United States of 10 million tons of SO2 and two million tons of NOx from 1980 emission levels, to be completed in two phases, Phase I and Phase II. Five coal-fired Allegheny Power plants are affected in Phase I and the remaining plants and units reactivated in the future will be affected in Phase II. Installation of scrubbers at the Harrison Power Station was the strategy undertaken by Allegheny Power to meet the required SO2 emission reductions for Phase I (1995-1999). Continuing studies will determine the compliance strategy for Phase II (2000 and beyond). Studies to evaluate cost-effective options to comply with Phase II SO2 limits, including those which may be available from the use of Allegheny Power's banked emission allowances and from the emission allowance trading market, are continuing. It is expected that burner modifications at most of the Allegheny Power-operated stations will satisfy the NOx emission reduction requirements for the acid rain (Title IV) provisions of the CAAA. Additional post-combustion controls may be mandated in Maryland, Pennsylvania, and West Virginia for ozone nonattainment (Title
I) reasons. Continuous emission monitoring equipment has been installed on all Phase I and Phase II units.

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

          Pursuant to an option in the CAAA and in order to avoid the potential for more stringent NOx limits in Phase II, Allegheny Power chose to treat five Phase II, Group 1 boilers (tangential- and wall-fired) as Phase-I-affected units (Substitution Units) for calendar year 1996. Additionally, three of the four Phase II, Group 2 boilers (top- and cyclone-fired) were also made Substitution Units for 1996. The status of all Substitution Units is evaluated on an annual basis to ascertain the financial benefits of retaining these units as Phase-1-affected units. As a result of being Phase-I-affected, these Substitution Units will also be required to comply with the Phase I SO2 limits for each year that they are accorded substitution status by Allegheny Power. Phase I NOx and SO2 compliance for these units should not require additional capital or operating expenditures.

          Title I of the CAAA established an ozone transport region (OTR) consisting of the District of Columbia, the northern part of Virginia and 11 northeast states including Maryland and Pennsylvania. On October 11, 1995, Pennsylvania petitioned the Environmental Protection Agency
(EPA) to remove western Pennsylvania from the OTR. The EPA has denied the request. Sources within the OTR will be required to reduce NOx emissions, a precursor of ozone, to a level conducive to attainment of the ozone National Ambient Air Quality Standards (NAAQS). The installation of reasonably available control technology (RACT) (overfire air equipment and/or low NOx burners) at all Pennsylvania and Maryland stations has been completed. The installation of RACT satisfies both Title I and Title IV NOx reduction requirements.

          Title I of the CAAA also established an Ozone Transport Commission (OTC), which has determined that Allegheny Power will be required to make additional NOx reductions beyond RACT in order for the OTR to meet the ozone NAAQS. Under terms of a Memorandum of Understanding (MOU) among the OTR states, Allegheny Power-operated stations located in Maryland and Pennsylvania will be required to reduce NOx emissions by approximately 55% from the 1990 baseline emissions, with a compliance date of May 1999. Further reductions of 75% from the 1990 baseline may be required by May 2003, unless the results of modeling studies, due to be completed by 1998, indicate otherwise. If Allegheny Power has to make reductions of 75%, it could be very expensive and would depend upon the installation of post-combustion control technologies. Both Maryland and Pennsylvania must promulgate regulations to implement the terms of the MOU.

          During 1995, the Environmental Council of States (ECOS) and the EPA established the Ozone Transport Assessment Group (OTAG) to develop recommendations for the regional control of NOx and Volatile Organic Compounds (VOCs) in 37 states east of and bordering the west bank of the Mississippi River plus Texas. OTAG is similar to the OTC in purpose and organization and could lead to additional NOx controls on certain Allegheny Power-operated stations in West Virginia. There is no assurance that NOx control for non-OTR states will be limited to RACT. What occurs in the non-OTR states could also affect whether Allegheny Power-operated stations in Maryland and Pennsylvania would need post-RACT controls. OTAG plans to issue recommendations by late spring 1997.

          The EPA is required by law to regularly review the NAAQS for criteria pollutants. Recent court orders due to litigation by the American Lung Association have expedited these reviews. The EPA in 1996 concluded not to revise the SO2 and NOx standards. Revisions to particulate matter and ozone standards were proposed by the EPA in 1996 and will likely be finalized in 1997. The impact on Allegheny Power of any revision to these standards is unknown at this time but could be substantial if the 1996 recommendations become requirements.

          In 1989, the West Virginia Air Pollution Control Commission approved the construction of a third-party cogeneration facility in the vicinity of Rivesville, West Virginia. Emissions impact modeling for that facility raised concerns about the compliance of Monongahela's Rivesville Station with ambient standards for SO2. Pursuant to a consent order, Monongahela agreed to collect on-site meteorological data and conduct additional dispersion modeling in order to demonstrate compliance. The modeling study and a compliance strategy recommending construction of a new "good engineering practices" (GEP) stack were submitted to the West Virginia Department of Environmental Protection (WVDEP) in June 1993. Costs associated with the GEP stack are approximately $20 million. Monongahela is awaiting action by the WVDEP.

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


                                           Water Standards

          Under the National Pollutant Discharge Elimination System (NPDES), permits for all of Allegheny Power's stations and disposal sites are in place. However, NPDES permit renewals for several West Virginia and Pennsylvania disposal sites contain what Allegheny Power believes are overly stringent discharge limitations. Allegheny Power is working cooperatively with the states to develop alternate water quality criteria which will result in less stringent permit limits. If this effort is unsuccessful, installation of wastewater treatment facilities may become necessary. The cost of such facilities, if required, cannot be predicted at this time.

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

          In April 1995, EPA promulgated the Phase II stormwater rule which established a two-tiered application process for discharges composed entirely of stormwater. Under the rule, sources determined to be significant contributors to water quality problems will be required to apply for a discharge permit within 180 days of receiving notice.
The remaining sources are required to apply for permits within six years of the rule's effective date or August 2, 2001, under yet-to-be proposed application requirements.

          Pursuant to the National Groundwater Protection Strategy, West Virginia adopted a Groundwater Protection Act in 1991. This law established a statewide antidegradation policy which could require Allegheny Power to undertake reconstruction of existing landfills and surface impoundments as well as groundwater remediation, and may affect herbicide use for right-of-way maintenance in West Virginia.
Groundwater protection standards were approved and implemented in 1993 (based on EPA drinking water criteria) which established compliance limits. Pursuant to the groundwater protection standards variance provision, on October 26, 1994, Allegheny Power jointly filed with American Electric Power Company (AEP) and Virginia Power, a Notice of Intent (NOI) to request class or source variances from the groundwater standards for steam electric operating facilities in West Virginia. Additionally, each of the companies filed individual NOIs. Technical and socio-economic justification to support the variance requests are being developed and the costs shared through EPRI by all participants, including Allegheny Power. While the justification for the variance requests is being developed, Allegheny Power is protected from any enforcement action. Because variance requests must ultimately be approved by the West Virginia legislature, it is not possible to predict the outcome.

          The Pennsylvania Land Recycling Act, adopted in 1996, allows for the development and application of site-specific, risk-based groundwater cleanup standards to both abandoned and active industrial sites. The intent is to encourage the reuse of abandoned but contaminated industrial sites and to allow for continual operation of industrial sites whose operation began before groundwater protection statutes were in place -- as long as it can be demonstrated by the owner/operator that there is little or no risk to human health or the environment. A similar statute has passed in West Virginia and implementing regulations are being drafted in both states. It is anticipated that the final rules should provide for reasonable and cost-effective groundwater cleanup of Allegheny Power facilities should it become necessary and will encourage economic development in Allegheny Power's service territories in Pennsylvania and West Virginia.


                                     Hazardous and Solid Wastes

          Pursuant to the Resource Conservation and Recovery Act of 1976
(RCRA) and the Hazardous and Solid Waste Management Amendments of 1984, EPA regulates the disposal of hazardous and solid waste materials. Maryland, Ohio, Pennsylvania, Virginia, and West Virginia have also enacted hazardous and solid waste management regulations that are as stringent as or more stringent than the corresponding EPA regulations.

          Allegheny Power is in a continual process of either permitting new or re-permitting existing disposal capacity to meet future disposal needs. All disposal areas are currently operating in compliance with their permits.

          Significant costs were incurred during 1995 and 1996 for expansion of existing coal combustion by-product (CCB) disposal sites due to requirements for installation of liners on new sites and assessment of groundwater effects through routine groundwater monitoring and specific hydrogeological studies. Existing sites may not meet the current regulatory criteria and groundwater remediation may be required at some of Allegheny Power's facilities.

          Allegheny Power continues to actively pursue, with PADEP and WVDEP encouragement, ash utilization projects such as deep mine injection for subsidence and water quality improvement, structural fills for highway and building construction, and soil enhancement for surface mine reclamation. A work group comprised of a number of state agencies and utility company representatives has been proposed and will be formed by PADEP to encourage beneficial use of CCBs. A similar work group is operating in West Virginia with Allegheny Power support and participation.

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

          The Operating Subsidiaries are also among a group of potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), for the Jack's Creek/Sitkin Smelting Superfund Site and the Butler Tunnel
Superfund Site in Pennsylvania. (See ITEM 3. LEGAL PROCEEDINGS for a description of these Superfund cases.)



                                             REGULATION

          Allegheny Power and AYP Capital are subject to the broad jurisdiction of the SEC under PUHCA. APS, as a Maryland corporation, is also subject to the jurisdiction of the Maryland PSC as to certain of its activities. The Subsidiaries are regulated as to substantially all of their operations by regulatory commissions in the states in which they operate and also by the DOE. The Subsidiaries and AYP Energy are regulated by the FERC. In addition, they are subject to numerous other city, county, state, and federal laws, regulations, and rules.

          In June 1995, the SEC published its report which recommended changes to PUHCA, including a recommendation to Congress to repeal the entire act. Bills were introduced in the last Congress to repeal PUHCA, but did not pass. Similar bills will likely be introduced in the 105th Congress. However, Allegheny Power cannot predict what changes, if any, will be made to PUHCA as a result of these activities.

          The FERC issued Orders 888 and 889 on April 24, 1996.  (See ITEM
1. SALES for a discussion of these Orders.)

          Section 111 of EPACT requires state utility commissions to institute proceedings to investigate and determine the feasibility of adopting proposed federal standards regarding three regulatory policy issues related to integrated resource planning, rate recovery methods for investments in demand-side management programs, and rates to encourage investments in cost-effective energy efficiency improvements to generation, transmission, and distribution facilities. Maryland, Pennsylvania, Ohio, Virginia, and West Virginia declined to adopt the federal standards, concluding that existing state regulations adequately address the issues.

          Although regulatory agencies in Ohio and West Virginia have considered competitive bidding rules for long-term purchase of capacity and energy by electric utilities, neither has yet imposed such a requirement.

          As part of its investigation into market competition and regulatory policies, the Maryland PSC, in an Order issued August 18, 1995, declared that all new capacity needs in the state will be subject to competitive bidding unless a utility can demonstrate why a particular capacity need should not be bid. (See ITEM 1. COMPETITION for more information on Maryland and other state utility commission investigations into competition.)

          Virginia has not mandated competitive bidding for capacity additions.

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

          During 1996, Potomac Edison continued its participation in the Collaborative Process for demand-side management in Maryland. Rebates paid in the various programs totaled $394,000 and the savings in future generation requirements was 746 kW. The surcharge for recovery of demand-side management was revised based on a September 1996 Maryland PSC order. The surcharge for commercial and small and intermediate industrial customers was set at approximately 6% of revenue while the surcharge for large industrial and residential customers was approximately 1% of revenue.

          In 1996, the Operating Subsidiaries continued to take part in and fund various programs to assist low income customers, customers with special needs, and/or customers experiencing temporary financial hardship.



ITEM 2.    PROPERTIES

          Substantially all of the properties of the Operating Subsidiaries are held subject to the lien of the indenture securing each Operating Subsidiary's first mortgage bonds and, in many cases, subject to certain reservations, minor encumbrances, and title defects which do not materially interfere with their use. Some properties are also subject to a second lien securing certain solid waste disposal and pollution control notes. The indenture under which AGC's unsecured debentures and medium-term notes are issued prohibits AGC, with certain limited exceptions, from incurring or permitting liens to exist on any of its properties or assets unless the debentures and medium-term notes are contemporaneously secured equally and ratably with all other indebtedness secured by such lien. Transmission and distribution lines, in substantial part, some substations and switching stations, and some ancillary facilities at power stations are on lands of others, in some cases by sufferance, but in most instances pursuant to leases, easements, rights-of-way, permits or other arrangements, many of which have not been recorded and some of which are not evidenced by formal grants. In some cases no examination of titles has been made as to lands on which transmission and distribution lines and substations are located. Each of the Operating Subsidiaries possesses the power of eminent domain with respect to its public utility operations. (See also
ITEM 1. BUSINESS and ALLEGHENY POWER MAP.)


ITEM 3.    LEGAL PROCEEDINGS

          Pursuant to PURPA, in 1987, West Penn entered into separate Electric Energy Purchase Agreements (EEPAs) with developers of three PURPA projects: Milesburg (43 MW), Burgettstown (80 MW), and Shannopin (80 MW). The EEPAs provided for the purchase of each project's power over 30 years or more at rates generally approximating West Penn's estimated avoided cost at the time the EEPAs were negotiated. Each EEPA was subject to prior Pennsylvania PUC approval. In 1987 and 1988, West Penn filed a separate petition with the Pennsylvania PUC for approval of each EEPA. Thereafter the Pennsylvania PUC issued orders that significantly modified the EEPAs. Since that time, all three EEPAs, as modified, have been, in varying degrees, the subject of complex and continuing regulatory and judicial proceedings.

          West Penn and the developers of the Shannopin project reached an agreement on January 25, 1996, which provided that West Penn would buy out the Shannopin EEPA and terminate the project and all pending litigation associated with the Shannopin project for a price of $31 million. The buyout agreement was approved by the Pennsylvania PUC on May 28, 1996, and provided for full pass through of the buyout price to West Penn's customers through the energy cost rate by no later than March 31, 1999. Because the buyout agreement includes full pass-through of the buyout price to customers, it will not have a material effect on West Penn's net income.

          On February 27, 1995, the Milesburg developers filed with the Pennsylvania PUC a Petition for Recalculation of capacity cost to be paid to the project in accordance with the July 1990 order of the Commonwealth Court. These matters have since been stayed at the request of Milesburg and West Penn for the purpose of pursuing settlement discussions.

          The Burgettstown EEPA, as modified by Pennsylvania PUC orders, automatically terminated in accordance with its terms, as the financing closing had not occurred by May 8, 1995, and Burgettstown did not request a further extension.

          On May 2, 1995, Washington Power, the developer of Burgettstown, filed a complaint against West Penn, APS and APSC in the United States District Court for the Western District of Pennsylvania asserting claims of treble damages for monopolization and attempts to monopolize in violation of the federal antitrust laws, unfair competition, breach of contract, intentional interference with contract and interference with prospective business relations. This complaint was later amended to add a count alleging wrongful use of civil proceedings. On April 1, 1996, Champion Processing, Inc., North Branch Energy, Inc., and Air Products and Chemicals, Inc., claiming involvement or potential involvement in the Burgettstown project, filed a similar complaint alleging anti-trust violations, unfair competition and intentional interference with a contract. The complaints have been consolidated. West Penn, APS and APSC cannot predict the outcome of this litigation.

          In October 1993, South River Power Partners, L.P. (South River) filed a complaint against West Penn with the Pennsylvania PUC. The complaint sought to require West Penn to purchase 240 MW of power from a proposed coal-fired PURPA project to be built in Fayette County,

Pennsylvania. West Penn opposed this complaint as the power was not needed and the price proposed by South River was in excess of avoided cost. The Pennsylvania Consumer Advocate, the Small Business Advocate, the Pennsylvania PUC Trial Staff and various industrial customers intervened in opposition to the complaint. On October 7, 1996, the PUC dismissed the complaint on the basis that the developers had failed to demonstrate that they had "a defined and viable" Qualifying Facility
(QF) project. The developers appealed to the Commonwealth Court. That appeal is pending. West Penn cannot predict the outcome of this proceeding.

          On September 7, 1995, MidAtlantic Energy (MidAtlantic) sued Monongahela, Potomac Edison, and APS in state court in Marshall County, West Virginia for failure to comply with PURPA regulations in refusing to purchase capacity and energy from a proposed PURPA project and interference with MidAtlantic's contract with the Babcock and Wilcox Company (B and W), among other things. This suit followed an unsuccessful complaint proceeding by MidAtlantic requesting the West Virginia PSC order Monongahela and Potomac Edison to purchase capacity and energy from the project. The MidAtlantic suit also named B and W as a defendant. MidAtlantic seeks compensatory and punitive damages. Monongahela, Potomac Edison and APS filed an answer and B and W filed an answer and counterclaim. Monongahela, Potomac Edison and APS cannot predict the outcome of this litigation.

          On August 24, 1995, American Bituminous Power Partners, L.P.
(ABPP), owner and operator of the Grant Town project, an operating 80 MW waste coal PURPA project located in Marion County, West Virginia, filed a Petition to Reopen and for Emergency Interim Relief with the West Virginia PSC to modify its power purchase contract with Monongahela.
The modifications would have increased the price of project energy. The West Virginia PSC dismissed the petition on March 29, 1996. On August 13, 1996, ABPP filed a request for arbitration alleging that the energy rate payable under the purchase power contract had been improperly calculated. The first phase of the arbitration proceeding is scheduled for March 1997. Monongahela cannot predict the outcome of this proceeding.

          As of January 16, 1997, Monongahela has been named as a defendant along with multiple other defendants in a total of 6,700 pending asbestos cases involving one or more plaintiffs. Potomac Edison and West Penn have been named as defendants along with multiple other defendants in approximately one-half of those cases. Because these cases are filed in a "shot-gun" format whereby multiple plaintiffs file claims against multiple defendants in the same case, it is presently impossible to determine the actual number of cases in which plaintiffs make claims against the Operating Subsidiaries. However, based upon past experience and available data, it is estimated that about one-third of the total number of cases filed actually involve claims against any or all of the Operating Subsidiaries. All complaints allege that the plaintiffs sustained unspecified injuries resulting from claimed exposure to asbestos in various generating plants and other industrial facilities operated by the various defendants, although all plaintiffs do not claim exposure at facilities operated by all defendants. With very few exceptions, plaintiffs claiming exposure at stations operated by the Operating Subsidiaries were employed by third-party contractors, not the Operating Subsidiaries. Three plaintiffs are known to be either present or former employees of Monongahela. Each plaintiff generally seeks compensatory and punitive damages against all defendants in amounts of up to $1 million and $3 million, respectively; in those cases which include a spousal claim for loss of consortium, damages are generally sought against all defendants in an amount of up to an additional $1 million. A total of 94 cases have been previously settled and/or dismissed as against Monongahela for an amount substantially less than the anticipated cost of defense. While the Operating Subsidiaries believe that all of the cases are without merit, they cannot predict the outcome nor are they able to determine whether additional cases will be filed.

          On January 27, 1995, Allegheny Power filed a declaratory judgment action in the Court of Common Pleas of Westmoreland County, Pennsylvania against its historic comprehensive general liability (CGL) insurers. This suit seeks a declaration that the CGL insurers have a duty to defend and indemnify the Operating Subsidiaries in the asbestos cases, as well as in certain environmental actions. To date, two insurers have settled. However, the final outcome of this proceeding cannot be predicted.

          On December 13, 1995, APSC, Monongahela, and Potomac Edison filed a civil complaint in the Court of Common Pleas of Westmoreland County, Pennsylvania against Industrial Risk Insurers (IRI) seeking damages in excess of $5 million for breach of an insurance contract covering physical damage to property at Unit No. 1 of Fort Martin Power Station. This case was settled in 1996.

          On March 4, 1994, the Operating Subsidiaries received notice that the EPA had identified them as potentially responsible parties
(PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, with respect to the Jack's Creek/Sitkin Smelting Superfund Site (Site). There are approximately 875 other PRPs involved. A Remedial Investigation/Feasibility Study (RI/FS) prepared by the EPA indicates remedial alternatives which range as high as $113 million, to be shared by all responsible parties. A PRP Group has been formed and has submitted an addendum to the RI/FS which proposes a substantially less expensive cleanup remedy. A final determination has not been made for the Operating Subsidiaries' share of the remediation costs based on the amount of materials sent to the site. However, at this time it is estimated that the impact to the Operating Subsidiaries will not be material.

          Potomac Edison received a questionnaire on October 1, 1996 from the EPA concerning a release or threat of release of hazardous substances, pollutants, or contaminants into the environment at the Butler Tunnel Site located in Luzerne County, Pennsylvania. Potomac

Edison notified the EPA that it has no records or recollection of any business relations with the site or any of the companies identified in the questionnaire. It is not possible to determine at this time what impact, if any, this matter may have on Potomac Edison.

          After protracted litigation concerning the Operating Subsidiaries' application for a license to build a 1,000-MW energy-storage facility near Davis, West Virginia, in 1988 the U.S. District Court reversed the U.S. Army Corps of Engineers' (Corps) denial of a dredge and fill permit on the grounds that, among other things, the Operating Subsidiaries were denied an opportunity to review and comment upon written materials and other communications used by the Corps in reaching its decision. As a result, the Court remanded the matter to the Corps for further proceedings. This remand order has been appealed and negotiations are ongoing to settle this matter. The Operating Subsidiaries cannot predict the outcome of this proceeding.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          APS, Monongahela, Potomac Edison, West Penn and AGC did not submit any matters to a vote of shareholders during the fourth quarter of 1996.

                                 Executive Officers of the Registrants

The names of the executive officers of each company, their ages as of December 31, 1996, the positions they hold, or held during 1996, and their business experience during the past five years appears below:

                                                        Position (a) and Period of Service

Name                    Age       APS           APSC              MP             PE              WP               AGC


Charles S. Ault         58                                                                 V.P.
                                                                                           (1990-    )

Eileen M. Beck          55   Secretary      Secretary       Secretary      Secretary       Secretary        Secretary
                             (1988-  )      (1988-  )       (1995-  )      (1996-  )       (1996-  )        (1982-  )
                             Previously,    Previously,     Previously,    Previously,     Previously,
                             Asst. Treas.   Asst. Treas.    Asst. Treas.   Asst. Sec.      Asst. Sec.
                             (1979-95)      (1979-95)       (1981-95)      (1988-95)       (1988-95)
                                                            Asst. Sec.
                                                            (1988-94)

Klaus Bergman(b)        65   Chairman       Chairman        Chrm.& CEO     Chrm.& CEO      Chrm.& CEO       Pres. & CEO
                             (1994-  )      (1994-6/96)     (1985-6/96)    (1985-6/96)     (1985-6/96)      (1985-6/96)
                             CEO            CEO             Dir.(1985-  )  Dir.(1985  )    Dir.(1985-  )    Dir.(1982-6/96
                             (1985-6/96)    (1985-6/96)
                             & Dir.(1985- ) & Dir.(1985-  )
                             Previously,    Previously,
                             Pres.           Pres.
                             (1985-94)      (1985-94)

Marvin W. Bomar(c)      56                                  V.P.
                                                            (9/95-96)

Nancy L. Campbell       57   V.P.            V.P.           Treasurer      Treasurer       Treasurer        Treas. (1988-  )
                             (1994-  )      (1993-  )       (1995-  )      (1996-  )       (1996-  )        & Asst. Sec.
                             & Treas.       & Treas.                       & Asst. Sec.                     (1988-96)
                             (1988-  )      (1988-  )                      (1988-96)
                                                                           Previously,
                                                                           Asst. Treas.
                                                                           (1988-95)

C. Vernon Estel, Jr.    41                                  V.P.
                                                            (4/96-  )

Richard J. Gagliardi    46   V.P.           V.P.            Asst. Sec.                                      Asst. Treas.
                             (1991-  )      (1990-  )       (1990-96)                                       (1982-96)

Thomas K. Henderson     56   V.P.           V.P.            V.P.           V.P.            V.P.             Dir.
                             (1997-  )      (1996-  )       (1995-  )      (1995-  )       (1985-  )        (8/96-  )
                                            Previously,
                                            Asst. V.P.
                                            (9/95-12/95)

Kenneth M. Jones        59   V.P. &         V.P.                                                            Dir. & V.P.
                             Controller     (1991-  )                                                       (1991-  )
                             (1991-  )      Previously,
                                            Controller
                                            (1976-95)

Thomas J. Kloc          44                  Controller      Controller     Controller      Controller       Controller
                                            (1995-   )      (1996-  )      (1988-  )       (1995-  )        (1988-   )






(a)           All officers and directors are elected annually.
(b) Retired as CEO effective June 1, 1996, and as Chairman to be effective May 8, 1997.
(c)           Retired effective July 1, 1996.


                                       Executive Officers of the Registrants, cont'd.

                       The names of the executive officers of each company, their ages, the positions they hold and their business experience during the past five years appears below:

                                                          Position (a) and Period of Service

Name                    Age       APS           APSC              MP             PE              WP               AGC


James D. Latimer        58                                  V.P.           V.P.            V.P.
                                                            (1995-  )      (1995-  )       (1995-  )
                                                                           Previously,
                                                                           Executive V.P.
                                                                           (6/94-12/95)
                                                                           V.P.
                                                                           (1988-6/94)


Michael P. Morrell(b)   48   Sr. V.P.       Sr. V.P.        Dir. & VP      Dir. & VP       Dir. & VP        Dir. & V.P.
                             (5/96-  )      (5/96-  )       (12/96-  )     (12/96-  )      (12/96-  )       (8/96-    )

Alan J. Noia            49   CEO            Chairman        Chairman       Chairman        Chairman         Chairman,
                             (6/96-    )    & CEO           & CEO          & CEO           & CEO            Pres. & CEO
                             Pres.& Dir.    (6/96-  )       (6/96-  )      (6/96-  )       (6/96-  )        (6/96-  )
                             (1994-    )    Pres.& Dir.     Dir.           Dir.            Dir.             Dir. & V.P.
                             COO            (1994-  )       (1994-  )      (1990-  )       (1994-  )        (1994- 6/96)
                             (1994-6/96)    COO                            Previously,
                                            (1994-6/96)                    Pres.
                                                                           (1990-94)

Karl V. Pfirrmann       48                  V.P.            V.P.           V.P.            V.P.
                                            (1995-5/96)     (5/96-  )      (5/96-  )       (5/96-  )

Jay S. Pifer            59   Senior V.P.    Senior V.P.     Pres. & Dir.   Pres. & Dir.    Pres.
                             (1996-  )      (1995-  )       (1995-  )      (1995-  )       (1990-  )
                                                                                           & Dir.
                                                                                           (1992-  )
Richard A. Roschli(c)   62                                  V.P.
                                                            (1994-96)
                                                            Previously,
                                                            Asst. V.P.
                                                            (5/94-6/94);
                                                            Div. Mgr.
                                                            (1988-1994)

Victoria V. Schaff(d)   52   V.P.           V.P.
                             (1/97-  )      (1996-  )

Peter J. Skrgic         55   Senior V.P.    Senior V.P.     V.P.           V.P.            V.P.             Dir. & V.P.
                             (1994-  )      (1994-  )       (1996-   )     (1990-   )      (1996-   )       (1989-    )
                             Previously,    Previously,     & Dir.                         & Dir.
                             V.P.           V.P.            (1990-   )                     (1990-   )
                             (1989-94)      (1989-94)

Robert R. Winter        53                                  V.P.           V.P.            V.P.
                                                            (1987-   )     (1995-  )       (1995-  )





(a)    All officers and directors are elected annually.
(b) Prior to joining Allegheny Power, Mr. Morrell was a V.P. - Regulatory and Public Affairs, Jersey Central Power & Light Company (JCP&L) (8/94-4/96); V.P. - Materials, Services and Regulatory Affairs, JCP&L, (1/93-8/94); and V.P. and Treasurer, GPU, Inc. and Subsidiaries (2/86-1/93).
(c)    Retired effective July 1, 1996.
(d) Prior to joining Allegheny Power, Ms. Schaff was a Federal Affairs Representative with the Union Electric Company (4/88-12/95).

                                              PART II


ITEM 5.         MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS


      APS.

      AYP is the trading symbol of the common stock of APS on the New York, Chicago, and Pacific Stock Exchanges. The stock is also traded on the Amsterdam (Netherlands) and other stock exchanges. As of December 31, 1996, there were 58,677 holders of record of APS' common stock.

      The tables below show the dividends paid and the high and low sale prices of the common stock for the periods indicated:

                                  1996                                               1995
               Dividend          High              Low             Dividend         High            Low
1st Quarter    42 cents          $30-7/8           $28             41 cents         $24-3/8         $21-1/2
2nd Quarter    42 cents          $31-1/16          $28-1/2         41 cents         $25-1/8         $22-3/4
3rd Quarter    42 cents          $31               $29             41 cents         $26             $22-7/8
4th Quarter    43 cents          $31-1/8           $28-7/8         42 cents         $29-1/4         $25-1/2


      The high and low prices through March 6, 1997 were $30-3/4 and $30-1/2. The last reported sale on that date was at $30-5/8.

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

ITEM 6.    SELECTED FINANCIAL DATA

                                                              Page No.

      APS                                                       D-1
      Monongahela                                               D-3
      Potomac Edison                                            D-5
      West Penn                                                 D-7
      AGC                                                       D-9



                                                      Allegheny Power System

Consolidated Statistics
Year ended December 31
                                                1996      1995      1994      1993      1992      1991      1986
Summary of Operations (Millions of Dollars)
Operating revenues(a)                           $2,327.6  $2,315.2  $2,184.6  $2,050.6  $1,962.6  $1,948.6  $1,585.9
Operation expense(a)                             1,013.0   1,024.9   1,017.8     927.5     907.9     918.6     633.9
Maintenance                                        243.3     249.5     241.9     231.2     210.9     204.2     164.5
Restructuring charges and asset write-offs         103.9      23.4       9.2
Depreciation                                       263.2     256.3     223.9     210.4     197.8     189.7     150.9
Taxes other than income                            185.4     184.7     183.1     178.8     174.6     167.5     116.6
Taxes on income                                    128.0     154.2     125.9     128.1     115.4     119.1     169.4
Allowance for funds used during construction        (5.9)     (8.2)    (19.6)    (21.5)    (17.5)     (7.9)     (5.2)
Interest charges and preferred dividends           191.1     196.9     184.1     180.3     171.3     165.0     154.8
Other income and deductions                         (4.4)     (6.2)     (1.5)               (1.3)     (1.6)     (2.7)
Consolidated income before cumulative
   effect of accounting change                  $  210.0  $  239.7  $  219.8  $  215.8  $  203.5  $  194.0  $  203.7
Cumulative effect of accounting change,
  net(b)                                                                43.4
Consolidated net income                         $  210.0  $  239.7  $  263.2  $  215.8  $  203.5  $  194.0  $  203.7

Common Stock Data(c)
Shares outstanding (Thousands)                     121,840   120,701   119,293   117,664   113,899   108,451   101,736
Average shares outstanding (Thousands)             121,141   119,864   118,272   114,937   111,226   107,548   100,998
Earnings per average share:
Consolidated income before cumulative
   effect of accounting change                  $1.73     $2.00     $1.86     $1.88     $1.83     $1.80     $2.01
Cumulative effect of accounting change(b)                             .37
Consolidated net income                         $1.73     $2.00     $2.23     $1.88     $1.83     $1.80     $2.01
Dividends paid per share                        $1.69     $1.65     $1.64     $1.63     $1.605    $1.585    $1.43
Dividend payout ratio(d)                        97.5%     82.5%     88.3%     86.9%     88.3%     87.8%     70.9%
Shareholders                                    58,677    63,280    66,818    63,396    63,918    62,095    73,365
Market price range per share:
High                                            31 1/8    29 1/4    26 1/2    28 7/16   24 3/8    23 1/4    26 15/16
Low                                             28        21 1/2    19 3/4    23 7/16   20 3/4    17 7/16   15 13/16
Book value per share                            $17.80    $17.65    $17.26    $16.62    $16.05    $15.54    $13.47
Return on average common equity(d)                9.69%    11.35%    10.96%    11.40%    11.45%    11.59%    15.30%

Capitalization Data (Millions of Dollars)
Common stock                                    $2,169.1  $2,129.9  $2,059.3  $1,955.8  $1,827.8  $1,685.6  $1,370.5
Preferred stock:
Not subject to mandatory redemption                170.1     170.1     300.1     250.1     250.1     235.1     235.1
Subject to mandatory redemption                                         25.2      26.4      28.0      29.3      30.8
Long-term debt and QUIDS                         2,397.1   2,273.2   2,178.5   2,008.1   1,951.6   1,747.6   1,584.1
Total capitalization                            $4,736.3  $4,573.2  $4,563.1  $4,240.4  $4,057.5  $3,697.6  $3,220.5
Capitalization ratios:
Common stock                                    45.8%     46.6%     45.1%     46.1%     45.0%     45.6%     42.5%
Preferred stock:
Not subject to mandatory redemption              3.6       3.7      6.6       5.9       6.2       6.3       7.3
Subject to mandatory redemption                                     .6        .6        .7        .8        1.0
Long-term debt and QUIDS                        50.6      49.7      47.7      47.4      48.1      47.3      49.2

Total Assets (Millions of Dollars)              $6,618.5  $6,447.3  $6,362.2  $5,949.2  $5,039.3  $4,855.0  $4,199.9

Property Data (Millions of Dollars)
Gross property                                  $8,206.2  $7,812.7  $7,586.8  $7,176.9  $6,679.9  $6,255.7  $5,092.4
Accumulated depreciation                        (2,910.0) (2,700.1) (2,529.4) (2,388.8) (2,240.0) (2,093.7) (1,404.6)
Net property                                    $5,296.2  $5,112.6  $5,057.4  $4,788.1  $4,439.9  $4,162.0  $3,687.8
Gross additions during year-utility             $  289.5  $  319.1  $  508.3  $  574.0  $  487.6  $  337.7  $  197.6
                           -nonutility          $  178.5
Ratio of provisions for depreciation to
   depreciable property                          3.47%     3.50%     3.32%     3.37%     3.31%     3.28%     3.16%



                                                                    Allegheny Power System
Consolidated Statistics (continued)

Year ended December 31
                                                   1996      1995      1994      1993      1992      1991      1986
Revenues (Millions of Dollars)
Residential                                     $  932.2  $  927.0  $  863.7  $  818.4  $  734.9  $  708.3  $  568.8
Commercial                                         492.7     493.7     459.3     430.2     391.9     375.4     295.7
Industrial                                         752.9     770.2     728.0     673.4     637.7     600.2     528.6
Wholesale and other(a)                              74.3      66.1      65.8      60.3      60.0      58.7      47.9
Bulk power transactions, net(a)                     75.5      58.2      67.8      68.3     138.1     206.0     144.9
Total revenues                                  $2,327.6  $2,315.2  $2,184.6  $2,050.6  $1,962.6  $1,948.6  $1,585.9

Sales-GWh
Residential                                     13,328    13,003    12,630    12,514    11,746    11,755    9,839
Commercial                                       8,132     7,963     7,607     7,440     7,071     7,003    5,701
Industrial                                      18,568    18,457    17,708    16,967    16,910    16,430    14,725
Wholesale and other                              1,456     1,304     1,275     1,240     1,186     1,146       994
Bulk power transactions, net(a)                 18,477    15,093    10,491    13,009    18,590    19,762    10,162
Total sales                                     59,961    55,820    49,711    51,170    55,503    56,096    41,421

Output-GWh
Steam generation                                40,067    39,174    38,959    38,247    40,373    42,307    37,175
Hydro and pumped-storage generation              1,348     1,234     1,390     1,233     1,204     1,654       953
Pumped-storage input                            (1,405)   (1,390)   (1,564)   (1,385)   (1,340)   (1,907)     (975)
Purchased power and exchanges, net(a)           22,920    19,607    13,541    15,866    18,116    16,872     6,671
Losses and system uses                          (2,969)   (2,805)   (2,615)   (2,791)   (2,850)   (2,830)   (2,403)
Total sales as above                            59,961    55,820    49,711    51,170    55,503    56,096    41,421

Energy Supply
Generating capability-MW
System-owned                                     8,070     8,070     8,070     7,991     7,991     7,992     7,971
Nonutility contracts(e)                            299       299       299       292       212       162
Maximum hour peak-MW                             7,500     7,280     7,153     6,678     6,530     6,238    5,674
Load factor                                      67.5%     68.3%     66.8%     70.0%     69.3%     71.7%    67.8%
Heat rate-Btu's per kWh                          9,910     9,970     9,927    10,020     9,910     9,956    10,023
Fuel costs-cents per million Btu's              129.22    130.20    141.50    142.12    141.93    143.19    146.25

Customers (Thousands)
Residential                                      1,213.7   1,204.4   1,189.7   1,176.6   1,161.5   1,146.6   1,067.8
Commercial                                         148.5     146.0     143.0     140.1     137.4     134.7     118.6
Industrial                                          25.0      24.6      24.2      23.8      23.6      23.1      21.0
Other                                                1.3       1.3       1.3       1.2       1.2       1.3       1.2
Total customers                                  1,388.5   1,376.3   1,358.2   1,341.7   1,323.7   1,305.7   1,208.6

Average Annual Use-kWh per customer
Residential-Allegheny Power                     11,042    10,865    10,682    10,715    10,181    10,316     9,285
Residential-National                             9,897(f)  9,583     9,378     9,394     8,949     9,280     8,627
All retail service-Allegheny Power              29,085    28,908    28,205    27,800    27,259    27,205    25,325

Average Rate-cents per kWh
Residential-Allegheny Power                      6.99      7.13      6.84      6.54      6.26      6.03      5.78
Residential-National                             8.80(f)   8.87      8.83      8.73      8.63      8.46      7.78
All retail service-Allegheny Power               5.46      5.58      5.43      5.23      4.96      4.80      4.62


(a) Prior period amounts have been reclassified for comparative purposes to reflect a change in 1996 for reporting certain bulk power transmission transactions.
(b) To record unbilled revenues, net of income taxes.
(c) Reflects a two-for-one common stock split effective November 4, 1993.
(d) Excludes the cumulative effect of the accounting change in 1994 and includes the effect of restructuring in 1995 and 1996.
(e) Capability available through contractual arrangements with nonutility generators.
(f) Preliminary.





                                                  Monongahela Power Company

SUMMARY OF OPERATIONS
Year ended December 31
(Thousands of Dollars)


                                            1996        1995        1994        1993        1992        1991
Electric operating revenues:
  Residential..........................   $206,033    $209,065    $190,861    $185,141    $169,589    $163,757
  Commercial...........................    121,631     124,457     116,201     110,762     102,709      97,849
  Industrial...........................    200,970     212,427     202,181     187,669     186,442     177,688
  Wholesale and other, including
    affiliates (a).....................     86,474      84,193      90,351      71,573      49,403      42,133
  Bulk power transactions, net (a).....     17,363      13,338      16,853      18,136      38,319      60,383
      Total............................    632,471     643,480     616,447     573,281     546,462     541,810

Operation expense (a)..................    310,480     330,740     330,909     295,464     286,501     281,652
Maintenance............................     74,735      73,041      69,389      67,770      62,909      64,035
Restructuring charges and asset
  write-offs...........................     24,299       5,493
Depreciation...........................     55,490      57,864      57,952      56,056      53,865      51,903
Taxes other than income................     40,418      38,551      40,404      34,076      33,207      35,378
Taxes on income........................     34,496      41,834      30,650      33,612      27,919      31,173
Allowance for funds used
  during construction..................       (672)     (1,393)     (2,946)     (5,780)     (3,908)     (1,341)
Interest charges.......................     38,604      39,872      38,156      37,588      36,013      33,494
Other income, net......................     (6,831)     (9,235)     (8,003)     (7,203)     (8,388)     (8,573)

Income before cumulative effect
  of accounting change.................     61,452      66,713      59,936      61,698      58,344      54,089
Cumulative effect of accounting
  change, net (b)......................                              7,945
Net income.............................   $ 61,452    $ 66,713    $ 67,881    $ 61,698    $ 58,344    $ 54,089

Return on average common equity (c)....      11.00%      11.92%      10.66%      11.83%      11.96%      11.43%



(a) Prior period amounts have been reclassified for comparative purposes to reflect a change in 1996 for reporting certain bulk power transmission transactions.
(b) To record unbilled revenues, net of income taxes.
(c) Excludes the cumulative effect of the accounting change in 1994 and includes the effect of restructuring in 1995 and 1996.




                                                  Monongahela Power Company

FINANCIAL AND OPERATING STATISTICS


                                             1996         1995         1994         1993         1992         1991

PROPERTY, PLANT, AND EQUIPMENT
  at Dec. 31 (Thousands):
    Gross..............................   $1,879,622   $1,821,613   $1,763,533   $1,684,322   $1,567,252   $1,458,643
    Accumulated depreciation...........     (790,649)    (747,013)    (701,271)    (664,947)    (628,595)    (590,311)
      Net..............................   $1,088,973   $1,074,600   $1,062,262   $1,019,375   $  938,657   $  868,332

GROSS ADDITIONS TO PROPERTY
  (Thousands)..........................   $   72,577   $   75,458   $  103,975   $  140,748   $  126,422   $   84,515

TOTAL ASSETS at Dec. 31
  (Thousands)..........................   $1,486,755   $1,480,591   $1,476,483   $1,407,453   $1,166,410   $1,091,287

CAPITALIZATION at Dec. 31:
  Amount (Thousands):
    Common stock.......................   $  512,212   $  505,752   $  495,693   $  483,030   $  475,628   $  428,855
    Preferred stock....................       74,000       74,000      114,000       64,000       64,000       69,000
    Long-term debt and QUIDS...........      474,841      489,995      470,131      460,129      444,506      372,618
                                          $1,061,053   $1,069,747   $1,079,824   $1,007,159   $  984,134   $  870,473

  Ratios:
    Common stock.......................         48.3%        47.3%        45.9%        48.0%        48.3%        49.3%
    Preferred stock....................          7.0          6.9         10.6          6.3          6.5          7.9
    Long-term debt and QUIDS...........         44.7         45.8         43.5         45.7         45.2         42.8
                                               100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
GENERATING CAPABILITY--
  kW at Dec. 31:
    Company-owned......................    2,326,300    2,326,300    2,326,300    2,325,300    2,325,300    2,325,300
    Nonutility contracts (a)...........      161,000      161,000      161,000      159,000       79,000       29,000

KILOWATT-HOURS (Thousands):
  Sales:
    Residential........................    2,815,414    2,807,135    2,674,664    2,689,830    2,527,247    2,581,628
    Commercial.........................    2,007,116    1,967,473    1,846,791    1,825,127    1,742,469    1,744,881
    Industrial.........................    5,024,257    5,114,126    4,942,388    4,656,921    4,872,126    4,905,715
    Wholesale and other, including
      affiliates.......................    1,836,920    1,734,537    1,925,450    1,565,561      824,393      584,677
    Bulk power transactions, net (b)...    4,414,993    3,602,342    2,563,159    3,276,663    4,826,248    5,305,025
      Total sales......................   16,098,700   15,225,613   13,952,452   14,014,102   14,792,483   15,121,926
  Output:
    Steam generation...................   10,678,491   10,620,003   10,743,934   10,194,794   10,593,059   11,512,714
    Pumped-storage generation..........      263,640      257,284      290,586      263,329      260,155      375,500
    Pumped-storage input...............     (337,451)    (330,915)    (373,116)    (337,737)    (332,989)    (475,898)
    Purchased power and exchanges,
      net (b)..........................    6,258,286    5,400,860    3,964,049    4,575,864    4,953,479    4,397,049
    Losses and system uses.............     (764,266)    (721,619)    (673,001)    (682,148)    (681,221)    (687,439)
      Total sales as above.............   16,098,700   15,225,613   13,952,452   14,014,102   14,792,483   15,121,926

CUSTOMERS at Dec. 31:
  Residential..........................      305,579      303,568      300,465      297,865      294,595      291,578
  Commercial...........................       36,323       35,793       35,268       34,626       34,005       33,484
  Industrial...........................        8,019        8,085        8,029        8,014        8,005        7,994
  Other................................          182          170          171          170          172          172
    Total customers....................      350,103      347,616      343,933      340,675      336,777      333,228

RESIDENTIAL SERVICE:
  Average use-
    kWh per customer...................        9,256        9,306        8,957        9,093        8,636        8,905
  Average revenue-
    dollars per customer...............       677.37       693.11       639.16       625.87       579.51       564.87
  Average rate-
    cents per kWh......................         7.32         7.45         7.14         6.88         6.71         6.34



(a) Capability available through contractual arrangements with nonutility generators.
(b) Prior period amounts have been reclassified for comparative purposes to reflect a change in 1996 for reporting certain bulk power transmission transactions.

                                                 The Potomac Edison Company


SUMMARY OF OPERATIONS
Year ended December 31
(Thousands of Dollars)

                                            1996        1995        1994        1993        1992        1991
Electric operating revenues:
  Residential..........................   $324,120    $316,714    $296,090    $274,358    $243,413    $227,851
  Commercial...........................    146,432     145,096     135,937     124,667     111,506     104,642
  Industrial...........................    196,813     200,890     195,089     175,902     157,304     147,654
  Wholesale and other, including
    affiliates (a).....................     34,901      28,592      24,178      28,744      29,480      27,690
  Bulk power transactions, net (a).....     24,494      19,377      21,607      21,008      41,580      62,223
      Total............................    726,760     710,669     672,901     624,679     583,283     570,060

Operation expense (a)..................    373,133     374,731     362,167     325,239     310,335     319,472
Maintenance............................     62,248      60,052      58,624      64,376      53,141      49,766
Restructuring charges and asset
  write-offs...........................     26,094       6,847
Depreciation...........................     71,254      68,826      59,989      56,449      53,446      50,578
Taxes other than income................     45,809      47,629      46,740      46,813      45,791      43,937
Taxes on income........................     34,132      36,936      33,126      30,086      28,422      24,194
Allowance for funds used
  during construction..................     (2,491)     (1,752)     (5,874)     (7,134)     (5,368)     (3,366)
Interest charges.......................     50,197      51,179      46,456      43,802      39,392      36,831
Other income, net......................    (11,791)    (12,044)    (10,310)     (8,419)     (9,352)     (9,593)

Income before cumulative effect
  of accounting change.................     78,175      78,265      81,983      73,467      67,476      58,241
Cumulative effect of accounting
  change, net (b)......................                             16,471
Net income.............................   $ 78,175    $ 78,265    $ 98,454    $ 73,467    $ 67,476    $ 58,241

Return on average common equity (c)....      11.42%      11.34%      11.86%      11.63%      11.85%      11.04%




(a) Prior period amounts have been reclassified for comparative purposes to reflect a change in 1996 for reporting certain bulk power transmission transactions.
(b) To record unbilled revenues, net of income taxes.
(c) Excludes the cumulative effect of the accounting change in 1994 and includes the effect of restructuring in 1995 and 1996.


                                                  The Potomac Edison Company


FINANCIAL AND OPERATING STATISTICS



                                                1996         1995         1994         1993         1992         1991
PROPERTY, PLANT, AND EQUIPMENT
  at Dec. 31 (Thousands):
    Gross..................................  $2,124,956   $2,050,835   $1,978,396   $1,857,961   $1,698,711   $1,557,695
    Accumulated depreciation...............    (791,257)    (729,653)    (673,853)    (632,269)    (591,378)    (546,867)
      Net..................................  $1,333,699   $1,321,182   $1,304,543   $1,225,692   $1,107,333   $1,010,828

GROSS ADDITIONS TO PROPERTY
  (Thousands)..............................  $   86,256   $   92,240   $  142,826   $  179,433   $  153,485   $  116,589

TOTAL ASSETS at Dec. 31
  (Thousands)..............................  $1,677,886   $1,654,444   $1,629,535   $1,519,763   $1,355,385   $1,256,712

CAPITALIZATION at Dec. 31:
  Amount (Thousands):
    Common stock...........................  $  678,116   $  667,242   $  658,146   $  626,467   $  567,826   $  480,931
    Preferred stock:
      Not subject to mandatory redemption..      16,378       16,378       36,378       36,378       36,378       56,378
      Subject to mandatory redemption......                                25,200       26,400       28,005       29,280
    Long-term debt and QUIDS...............     628,431      628,854      604,749      517,910      511,801      453,584
                                             $1,322,925   $1,312,474   $1,324,473   $1,207,155   $1,144,010   $1,020,173
  Ratios:
    Common stock...........................        51.3%        50.8%        49.7%        51.9%        49.6%        47.1%
    Preferred stock:
      Not subject to mandatory redemption..         1.2          1.3          2.7          3.0          3.2          5.5
      Subject to mandatory redemption......                                   1.9          2.2          2.5          2.9
    Long-term debt and QUIDS...............        47.5         47.9         45.7         42.9         44.7         44.5
                                                  100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
GENERATING CAPABILITY--
  kW at Dec. 31                               2,072,292    2,072,292    2,072,292    2,076,592    2,076,592    2,077,192

KILOWATT-HOURS (Thousands):
  Sales:
    Residential............................   4,599,758    4,377,416    4,214,997    4,144,958    3,822,387    3,753,884
    Commercial.............................   2,288,229    2,213,052    2,136,081    2,091,930    1,954,025    1,912,848
    Industrial.............................   5,567,088    5,485,220    5,339,737    5,194,909    4,979,219    4,881,835
    Wholesale and other, including
      affiliates...........................     771,792      656,539      653,614      649,636      616,711      615,604
    Bulk power transactions, net (a).......   5,933,720    4,913,120    3,363,171    4,037,167    5,632,220    6,116,141
      Total sales..........................  19,160,587   17,645,347   15,707,600   16,118,600   17,004,562   17,280,312
  Output:
    Steam generation.......................  10,762,678   10,410,118   10,464,607   10,103,411   10,713,987   11,192,300
    Hydro and pumped-storage generation....     401,998      395,315      426,550      368,834      351,035      502,302
    Pumped-storage input...................    (455,142)    (452,151)    (506,213)    (433,885)    (407,393)    (593,879)
    Purchased power and exchanges, net (a).   9,257,431    8,058,312    6,065,083    6,868,168    7,175,251    6,984,666
    Losses and system uses.................    (806,378)    (766,247)    (742,427)    (787,928)    (828,318)    (805,077)
      Total sales as above.................  19,160,587   17,645,347   15,707,600   16,118,600   17,004,562   17,280,312

CUSTOMERS at Dec. 31:
  Residential..............................     327,344      321,813      315,309      309,096      302,559      295,564
  Commercial...............................      42,670       41,759       40,927       40,173       39,236       38,522
  Industrial...............................       4,887        4,733        4,595        4,509        4,435        4,283
  Other....................................         571          543          524          510          510          501
    Total customers........................     375,472      368,848      361,355      354,288      346,740      338,870

RESIDENTIAL SERVICE:
  Average use-
    kWh per customer.......................      14,179       13,729       13,506       13,562       12,766       12,822
  Average revenue-
    dollars per customer...................      999.10       993.35       948.76       897.70       812.96       778.25
  Average rate-
    cents per kWh..........................        7.05         7.24         7.02         6.62         6.37         6.07



(a) Prior period amounts have been reclassified for comparative purposes to reflect a change in 1996 for reporting certain bulk power transmission transactions.

                                                     West Penn Power Company
                                                            and Subsidiaries


SUMMARY OF OPERATIONS
Year ended December 31
(Thousands of Dollars)


                                                1996         1995         1994         1993         1992         1991
Electric operating revenues:
  Residential..........................      $  402,083   $  401,186   $  376,776   $  358,900   $  321,871   $  316,685
  Commercial...........................         224,663      224,144      207,165      194,773      177,697      172,924
  Industrial...........................         355,120      356,937      330,739      309,847      293,910      274,896
  Wholesale and other, including
    affiliates (a).....................          74,328       73,388       67,320       67,806       71,168       76,716
  Bulk power transactions, net (a).....          32,930       25,438       29,337       29,172       58,231       83,324
    Total..............................       1,089,124    1,081,093    1,011,337      960,498      922,877      924,545

Operation expense (a)..................         531,522      523,279      531,059      500,790      494,025      503,164
Maintenance............................         104,211      114,489      111,841       96,706       93,067       87,717
Restructuring charges and asset
  write-offs...........................          53,343       11,099        8,919
Depreciation...........................         119,066      112,334       88,935       80,872       73,469       70,334
Taxes other than income................          90,132       89,694       87,224       89,249       87,300       80,630
Taxes on income........................          47,455       61,745       46,645       51,529       44,078       47,846
Allowance for funds used
  during construction..................          (2,723)      (5,041)     (10,777)      (8,566)      (8,276)      (3,224)
Interest charges.......................          71,072       67,902       60,274       60,585       55,592       51,977
Other income, net......................         (13,439)     (12,287)     (13,798)     (12,728)     (14,534)     (15,077)

Consolidated income before cumulative
  effect of accounting change..........          88,485      117,879      101,015      102,061       98,156      101,178
Cumulative effect of accounting
  change, net (b)......................                                    19,031
Consolidated net income................      $   88,485   $  117,879   $  120,046   $  102,061   $   98,156   $  101,178

Return on average common equity (c)....            8.72%       11.46%        9.94%       11.49%       11.53%       12.66%



(a) Prior period amounts have been reclassified for comparative purposes to reflect a change in 1996 for reporting certain bulk power transmission transactions.
(b) To record unbilled revenues, net of income taxes.
(c) Excludes the cumulative effect of the accounting change in 1994 and includes the effect of restructuring in 1995 and 1996.

                                                     West Penn Power Company
                                                            and Subsidiaries


FINANCIAL AND OPERATING STATISTICS


                                                1996         1995         1994         1993         1992         1991

PROPERTY, PLANT, AND EQUIPMENT
  at Dec. 31 (Thousands):
    Gross..................................  $3,182,208   $3,097,522   $3,013,777   $2,803,811   $2,581,641   $2,409,005
    Accumulated depreciation...............  (1,152,383)  (1,063,399)  (1,009,565)    (962,623)    (904,906)    (857,999)
      Net..................................  $2,029,825   $2,034,123   $2,004,212   $1,841,188   $1,676,735   $1,551,006

GROSS ADDITIONS TO PROPERTY
  (Thousands)..............................  $  130,606   $  149,122   $  260,366   $  251,017   $  204,409   $  134,443

TOTAL ASSETS at Dec. 31
  (Thousands)..............................  $2,699,737   $2,771,164   $2,731,858   $2,544,763   $2,083,127   $2,006,309

CAPITALIZATION at Dec. 31:
  Amount (Thousands):
    Common stock...........................  $  962,752   $  973,188   $  955,482   $  893,969   $  782,341   $  774,707
    Preferred stock........................      79,708       79,708      149,708      149,708      149,708      109,708
    Long-term debt and QUIDS...............     905,243      904,669      836,426      782,369      759,005      621,906
                                             $1,947,703   $1,957,565   $1,941,616   $1,826,046   $1,691,054   $1,506,321

  Ratios:
    Common stock...........................        49.4%        49.7%        49.2%        49.0%        46.3%        51.4%
    Preferred stock........................         4.1          4.1          7.7          8.2          8.8          7.3
    Long-term debt and QUIDS...............        46.5         46.2         43.1         42.8         44.9         41.3
                                                  100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
GENERATING CAPABILITY--
  kW at Dec. 31:
    Company-owned..........................   3,671,408    3,671,408    3,671,408    3,589,408    3,589,408    3,589,408
    Nonutility contracts (a)...............     138,000      138,000      138,000      133,000      133,000      133,000

KILOWATT-HOURS (Thousands):
  Sales:
    Residential............................   5,913,412    5,818,838    5,740,028    5,679,746    5,396,533    5,419,150
    Commercial.............................   3,835,831    3,782,250    3,624,117    3,522,566    3,374,355    3,345,255
    Industrial.............................   7,974,265    7,857,689    7,426,267    7,114,765    7,058,895    6,643,238
    Wholesale and other, including
      affiliates...........................   1,659,834    1,621,745    1,530,853    1,821,189    2,247,844    2,485,366
    Bulk power transactions, net (b).......   8,020,181    6,576,819    4,564,743    5,695,515    8,131,268    8,340,989
      Total sales..........................  27,403,523   25,657,341   22,886,008   23,833,781   26,208,895   26,233,998
  Output:
    Steam generation.......................  18,578,677   18,143,822   17,750,267   17,949,335   19,066,445   19,602,129
    Hydro and pumped-storage generation....     682,747      581,353      673,195      600,497      592,895      775,798
    Pumped-storage input...................    (612,877)    (606,953)    (684,715)    (613,290)    (599,729)    (836,700)
    Purchased power and exchanges, net (b).  10,150,319    8,856,122    6,347,394    7,218,469    8,490,110    8,030,357
    Losses and system uses.................  (1,395,343)  (1,317,003)  (1,200,133)  (1,321,230)  (1,340,826)  (1,337,586)
      Total sales as above.................  27,403,523   25,657,341   22,886,008   23,833,781   26,208,895   26,233,998

CUSTOMERS at Dec. 31:
  Residential..............................     580,816      578,983      573,963      569,601      564,300      559,444
  Commercial...............................      69,457       68,500       66,842       65,337       64,212       62,674
  Industrial...............................      12,051       11,801       11,563       11,218       11,138       10,826
  Other....................................         607          598          586          576          569          692
    Total customers........................     662,931      659,882      652,954      646,732      640,219      633,636

RESIDENTIAL SERVICE:
  Average use-
    kWh per customer.......................      10,223       10,096       10,041       10,025        9,608        9,733
  Average revenue-
    dollars per customer...................      695.08       696.06       659.07       633.48       573.07       568.76
  Average rate-
    cents per kWh..........................        6.80         6.89         6.56         6.32         5.96         5.84


(a) Capability available through contractual arrangements with nonutility generators.
(b) Prior period amounts have been reclassified for comparative purposes to reflect a change in 1996 for reporting certain bulk power transmission transactions.


                                                 Allegheny Generating Company


STATISTICS

SUMMARY OF OPERATIONS
Year ended December 31
(Thousands of Dollars)

                                            1996        1995        1994        1993        1992        1991

Electric operating revenues............   $ 83,402    $ 86,970    $ 91,022    $ 90,606    $ 96,147    $100,505

Operation and maintenance expense......      5,165       5,740       6,695       6,609       6,094       6,774
Depreciation...........................     17,160      17,018      16,852      16,899      16,827      16,778
Taxes other than income taxes..........      4,801       5,091       5,223       5,347       5,236       4,563
Federal income taxes...................     13,297      13,552      14,737      13,262      14,702      15,455
Interest charges.......................     16,193      18,361      17,809      21,635      22,585      24,030
Other income, net......................         (3)        (16)        (11)       (328)        (21)        (24)
  Net Income...........................   $ 26,789    $ 27,224    $ 29,717    $ 27,182    $ 30,724    $ 32,929

Return on average common equity........      12.58%      12.46%      13.14%      11.72%      12.79%      13.09%

PROPERTY, PLANT, AND EQUIPMENT
  at Dec. 31 (Thousands):
    Gross..............................   $837,050    $836,894*   $824,714    $824,904    $825,493    $822,332
    Accumulated depreciation...........   (176,178)   (159,037)   (143,965)   (128,375)   (114,684)    (97,915)
      Net..............................   $660,872    $677,857    $680,749    $696,529    $710,809    $724,417

GROSS ADDITIONS TO PROPERTY
  (Thousands)..........................   $    178    $ 14,165*   $  1,065    $  2,729    $  3,251    $  1,391

TOTAL ASSETS
  at Dec. 31 (Thousands)...............   $692,408    $710,287    $714,236    $735,929    $727,820    $742,223

CAPITALIZATION at Dec. 31:
  Amount (in thousands):
    Common stock.......................   $202,955    $214,153    $222,729    $228,512    $235,530    $244,593
    Long-term debt.....................    228,634     249,709     267,165     277,196     287,139     299,502
                                          $431,589    $463,862    $489,894    $505,708    $522,669    $544,095

  Ratios:
    Common stock.......................       47.0%       46.2%       45.5%       45.2%       45.1%       45.0%
    Long-term debt.....................       53.0        53.8        54.5        54.8        54.9        55.0
                                             100.0%      100.0%      100.0%      100.0%      100.0%      100.0%

KILOWATT-HOURS (Thousands):
  Pumping energy supplied by parents...  1,405,470   1,390,019   1,564,044   1,384,912   1,340,111   1,906,477
  Pumped-storage generation............  1,098,278   1,081,112   1,218,446   1,079,985   1,047,015   1,504,310



*Reflects a balance sheet reclassification of $12 million from deferred charges to plant for a prior tax payment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                 Page No.
APS                                                                M- 1
Monongahela                                                        M-12
Potomac Edison                                                     M-20
West Penn                                                          M-28
AGC                                                                M-38

                                                     Allegheny Power System

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations

Review of Operations
Earnings
Earnings for 1996, 1995, and 1994, and the after tax restructuring charges, asset write-offs, and cumulative effect of accounting change included in each period are:



                         Consolidated Net Income                             Per Share

(Millions of Dollars Except           1996     1995     1994          1996     1995     1994
  for Per Share Data)
Consolidated Net Income as Reported   $210     $240     $263          $1.73    $2.00    $2.23
Restructuring Charges & Asset Write-
  offs (Note B)                         63       14        5            .52      .12      .05
Cumulative Effect of Accounting
  Change (NoteA)                                         (43)                            (.37)
Consolidated Net Income Adjusted      $273     $254     $225          $2.25    $2.12    $1.91


     The increases in 1996 and 1995 adjusted consolidated net income were due primarily to increases in kilowatt-hour (Kwh) sales and, in 1995, also to increased revenues from retail rate increases.

     In 1996, the Company and its subsidiaries essentially completed their restructuring initiatives undertaken in 1995 to consolidate and reengineer operations to meet the competitive challenges of the changing electric utility industry. Although restructuring initiatives have been essentially completed, review of operations will be a continuing process. During 1996, restructuring activities included consolidation of operating divisions, customer services, and other functions. By reorganizing and eliminating certain processes and condolidating common decentralized functions, the Company and its subsidiaries reduced employment by about 1,000 employees since October 1994. These reductions were accomplished through a voluntary separation plan, attrition, and layoffs. Due to efficiencies created by the restructuring process, a reduction in the rate of growth in operating and maintenance costs is expected. The costs associated with the restructuring program will be recovered through future cost savings. Restructuring activities are described further in Note B to the Consolidated Financial Statements.

     Competitive forces within the electric utility industry were heightened in 1996 with the enactment of the Pennsylvania Electric
Generation Customer Choice and Competition Act and issuance of the Federal Energy Regulatory Commission (FERC) Orders 888 and 889. The
Company continues to advocate true competition in the electric utility industry and is proactive in its efforts to promote deregulation. See
Competition in Core Business on page M-8 for a further discussion of competitive issues in the electric utility industry.


Sales and Revenues

   Kwh sales to and revenues from residential, commercial, and industrial customers are shown on page D-2. Such Kwh sales increased 2% and 4% in 1996 and 1995, respectively. The changes in revenues from sales to residential, commercial, and industrial customers resulted from the following:


                                                                 Changes from Prior Year
(Millions of Dollars)                                                1996      1995

Increased Kwh sales                                                 $27.2   $ 56.2
Fuel and energy cost adjustment clauses*                            (40.3)    (2.8)
Rate changes:
   Pennsylvania                                                               50.2
   Maryland                                                                   17.7
   West Virginia                                                              19.3
   Ohio                                                               5.6       .5
                                                                      5.6     87.7
Other                                                                (5.5)    (1.2)
   Net Change in Retail Revenues                                   $(13.0)  $139.9



*Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income. See "Rate Caps" under Competition in Core Business on page M-10 for information regarding a potential change in the fuel and energy cost adjustment clause (Energy Cost Rate or ECR) in Pennsylvania.

     The increase in Kwh sales in 1996 was attributable to increases in each of the residential, commercial, and industrial customer classes. Residential Kwh sales increased 3% in both 1996 and 1995. These increases, which are more weather sensitive than commercial and industrial sales, were due primarily to increased customer usage and continued growth in the number of customers. The Company measures the effect of weather conditions on its utility sales by using degree days, which reflect the differences between the average daily actual temperature and the baseline temperature of 65 degrees. In 1996, heating degree days in the relatively colder January-through-April period were about 10% greater than the corresponding 1995 period. This increase was somewhat offset by milder weather during the remainder of the year. In 1995, increased sales resulted from extremely hot summer weather and cooler-than-normal winter weather.

     The 2% increase in commercial sales in 1996 and the 5% increase in 1995 reflect growth in the number of customers, and, in 1995, also reflects increased customer usage. Industrial sales increased 1% and 4% in 1996 and 1995, respectively. Excluding the decrease in the fuel and energy cost component of industrial sales, revenues from sales to industrial customers also increased over 1% in 1996. The increase in Kwh sales reflects a trend of economic growth in the service territory and the efforts of the newly formed Retail Marketing Business Unit. With the increased potential for retail competition and in light of the Pennsylvania legislation (see Competition in Core Business on M-8), this function has been expanded to increase efforts to retain and acquire customers and to expand into other markets.

     Increases resulting from rate changes were minimal for 1996, as the base rate increases effective in 1994 have been fully reflected in both the 1996 and 1995 periods. As a result of the Pennsylvania competition legislation, West Penn Power's (West Penn) rates have been capped effective January 1, 1997. This is more fully described on page M-9.

         The increase in wholesale and other revenues in 1996 resulted primarily from load additions to the wholesale customers' systems (cooperatives and municipalities who own their own distribution systems and who buy all or part of their bulk power needs from the subsidiaries under regulation by the FERC). Competition in the wholesale market for electricity was enhanced by the Energy Policy Act of 1992 (EPACT), which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. An agreement in principle was reached with one customer in 1996, representing $3 million in annual wholesale revenues, for a new five-year contract effective in 1997. With this new contract, all of the wholesale customers have signed contracts to remain as customers for periods ranging from two to six years. Kwh deliveries to and revenues from bulk power transactions consist of the following items:

                                                   1996    1995      1994
Kwh deliveries (Billions):
         From transmission services                17.5    14.6      9.4
         From sale of
         subsidiaries' generation                   1.0      .5      1.1
                 Total                             18.5    15.1     10.5
Revenues (Millions):
         From transmission services               $52.9   $45.2    $38.8

         From sale of
         subsidiaries' generation                  22.6    13.0     29.0
                 Total                            $75.5   $58.2    $67.8



        The final rules on open transmission access, issued by the FERC in early 1996, require utilities to offer to others transmission service that is comparable to service they provide to themselves. Increased transmission services in 1996 resulted primarily from increased activity from power marketers who have agreed to take service under the new open access tariffs filed by the subsidiaries in accordance with these rules. Deliveries from the sale of subsidiaries' generation in 1995 decreased because of growth in Kwh sales to retail customers, which reduced the amount available for sale, and because of continuing price competition. About 95% of the aggregate benefits from bulk power transactions are passed on to retail customers through fuel cost adjustment clauses and have little effect on consolidated net income. See page M-10 for information regarding the potential change in the ECR for Pennsylvania.

Operating Expenses

        The 1% increase in fuel expenses in 1996 was due to a 2% increase in Kwh generated, offset in part by lower average coal prices. The 7% decrease in fuel expenses in 1995 was primarily the result of renegotiations of long-term fuel contracts which reduced fuel prices effective in January 1995. Fuel expenses for the regulated subsidiaries are primarily subject to deferred power cost accounting procedures, as described in Note A to the Consolidated Financial Statements, with the result that changes in their fuel expenses have little effect on consolidated net income. See page M-10 for information regarding the potential change in the ECR for Pennsylvania.

        "Purchased Power and Exchanges, Net" represents power purchases from and exchanges with other utilities and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) and consists of the following items:


(Millions of Dollars)                             1996    1995     1994
Purchased power:
  From PURPA generation                           $132.7  $129.3   $134.0
  Other                                             48.4    49.0     40.4
     Total purchased power                         181.1   178.3    174.4
Power exchanges, net                                 3.3     (.2)    ( .6)
     Purchased power and
     exchanges, net                               $184.4  $178.1   $173.8


        The decrease in purchase costs from PURPA generation in 1995 was due primarily to a contractual reduction in the energy rate effective in June 1995 for the Grant Town PURPA project. In 1996, West Penn and the developers of a proposed Shannopin PURPA project reached an agreement to terminate the project at a buyout price of $31 million. The Pennsylvania Public Utility Commission (PUC) has authorized full recovery of the buyout price, of which $24 million was recovered by reducing West Penn's over-recovered fuel balance. The remaining $7 million was to be recovered in 1997 and 1998, but, pursuant to the recent Pennsylvania rate caps enacted by the new Pennsylvania Electric Generation Customer Choice and Competition Act, will be recovered through other means. The buyout will save West Penn's customers approximately $665 million over the next 30 years by eliminating the need to buy the uneconomic power.

        A PURPA power station project in The Potomac Edison Company's (Potomac Edison) Maryland jurisdiction is scheduled to commence generation in 1999. Because of the high cost of this energy, Potomac Edison has attempted to negotiate a buyout or restructure the existing contract to reduce the cost to customers. To date, the negotiations have been unsuccessful. This project will significantly increase the cost of power purchases.

        None of the subsidiaries' purchased power contracts is capitalized since there are no minimum payment requirements absent associated Kwh generation. The cost of power purchased, including power from PURPA generation, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures with the result that changes in such costs have little effect on consolidated net income. See page M-10 for information regarding the potential change in the ECR for Pennsylvania.

        The increase in other operation expense in 1996 resulted primarily from increased allowances for uncollectible accounts ($4 million) and the write-off of deferred Clean Air Act Amendments of 1990 (CAAA) compliance costs ($4 million). For 1997 and thereafter, operations expense is expected to reflect the benefits of savings related to the restructuring activities. Allowances for uncollectible accounts increased 40% in 1996 due to an increase in aged accounts receivable caused primarily by regulations in Pennsylvania which severely restrict curtailment of service to non-paying customers.

        Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude, depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Restructuring charges and asset write-offs resulted primarily from the completion of restructuring initiatives undertaken in 1995 and the write-off of previously accumulated costs related to a proposed transmission line. See Note B to the Consolidated Financial Statements for additional information.

        Depreciation expense increases resulted primarily from additions to electric plant. The subsidiaries began depreciating the Harrison scrubbers in mid-November 1994, amounting to $32 million annually. Future depreciation expense increases for utility operations are expected to be less than historical increases because of reduced levels of planned capital expenditures.

        The increase in taxes other than income in 1996 was due to higher property taxes and, in 1995, reflects increases in gross receipts taxes resulting from higher revenues from retail customers. The net decrease in federal and state income taxes in 1996 resulted primarily from a decrease in income before taxes ($23 million), which was primarily related to restructuring charges recorded in 1996. The net increase of $28 million in federal and state income taxes in 1995 resulted primarily from an increase in income before taxes ($20 million) and an increase in reversals of prior year depreciation benefits for which deferred taxes were not then provided ($6 million). Note C to the Consolidated
Financial Statements provides a further analysis of income tax expenses.

        The combined decreases in allowances for funds used during construction in 1996 and 1995 were $2 million and $11 million, respectively, and reflect decreases in capital expenditures due to substantial completion of the program to comply with Phase I of the CAAA.

        The decrease in other income, net, of $2 million in 1996 was due primarily to a write-off of a deferred return on West Virginia expenditures related to the CAAA and increased interest income in 1995 associated with the 1995 refinancings. The increase in other income, net, of $5 million in 1995 was due primarily to income from demand-side management programs. During 1996, Potomac Edison continued its participation in the collaborative process for demand-side management in Maryland. Program costs, including lost revenues and rebates, are deferred as a regulatory asset and are being recovered through an energy conservation surcharge over a seven-year period.

        Dividends on preferred stock decreased $6 million and $5 million in 1996 and 1995, respectively, due primarily to the redemption of preferred stock issues refinanced with the June 1995 issuance of $155.5 million of Quarterly Income Debt Securities (QUIDS). The increase in interest on long-term debt associated with the QUIDS was offset in 1996 by decreased interest on first mortgage bonds due primarily to refinancings to lower rate securities in 1995. Other interest expense reflects changes in the levels of short-term debt maintained by the companies throughout the year, as well as the associated interest rates.

Environmental and Other Issues

        In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions. Contingencies and uncertainties related to the restructuring of the electric utility industry and the recently passed Pennsylvania restructuring legislation are discussed in Competition in Core Business on page M-8.

        The significant costs of complying with Phase I of the CAAA have essentially been incurred and are being recovered currently from customers in rates. Studies to evaluate cost-effective options to comply with Phase II SO2 limits, including those which may be available from the use of the Company's banked emission allowances and from the emission allowance trading market, are continuing. It is expected that burner modifications, which have been completed at most of the System's stations, will satisfy the NOx emission reduction requirements for the acid rain (Title IV) provisions of the CAAA. Additional post-combustion controls may be mandated in Maryland, Pennsylvania, and West Virginia for ozone nonattainment (Title I) reasons.

        The subsidiaries previously reported that the Environmental Protection Agency had identified them and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A final determination has not been made for the subsidiaries' share of the remediation costs based on the amount of materials sent to the site. The subsidiaries have also been named as defendants along with multiple other defendants in pending asbestos cases involving one or more plaintiffs. The subsidiaries believe that provisions for liabilities and insurance recoveries are such that final resolution of these claims will not have a material effect on their financial position.

Financial Condition and Requirements

Liquidity and Capital Requirements

        To meet the System companies' need for cash for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for their construction programs, the companies have used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the companies' cash needs, and capitalization ratio objectives. The availability and cost of external financing depend upon the financial health of the companies seeking those funds.
Construction expenditures of the regulated subsidiaries in 1996 were $289 million and, for 1997 and 1998, are estimated at $322 million and $324 million, respectively. The 1997 and 1998 estimated expenditures include $37 million and $59 million, respectively, for construction of environmental control technology. Expenditures in the future to cover the costs of compliance with Phase II of the CAAA may be significant depending on the method chosen to meet the requirements. Based on current forecasts and considering the reactivation and repowering of capacity in cold reserve, peak diversity exchange arrangements, demand-side management and conservation programs, and mandated PURPA capacity, it is anticipated that generating capacity will be sufficient to meet the Company's needs until the year 2000 or beyond. It is the Company's goal to constrain future base capital spending, with the exception of mandated environmental expenditures, to the approximate level of depreciation currently in rates. The regulated subsidiaries also have additional capital requirements for debt maturities (see Note J to the Consolidated Financial Statements). The Company will have additional capital requirements in the future related to nonutility investments of AYP Capital, which are described under Nonutility Business on page M-11.




Internal Cash Flows

        Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $386 million in 1996 compared with $281 million in 1995. Current rate levels and reduced levels of capital expenditures permitted the regulated subsidiaries to finance their entire capital expenditure program in 1996 and approximately 88% in 1995 through internal cash generation. It is expected that internal generation of cash over the next several years will continue to finance the majority of utility capital expenditures. See page M-11 for a description of future nonutility investments. Dividends paid on common stock in 1996 increased to $1.69 per share compared with $1.65 in 1995.

The dividend payout ratio, excluding the restructuring charges and asset write-offs in 1996 and 1995, decreased in 1996. It is expected that the payout ratio will continue to decline in future years.

        As capital-intensive electric utilities, the regulated subsidiaries are affected by the rate of inflation. The inflation rate over the past several years has been relatively low and has not materially affected their financial position. However, since utility revenues are currently based on rate regulation that generally only recognizes historical costs, cash flows based on recovery of historical plant may not be adequate to replace plant in future years.

        The increase in current liabilities for restructuring activities is related primarily to payout provisions under employee severance packages. Materials and supplies continued to provide a source of cash in 1996, primarily related to lower contracted fuel prices and to maintaining optimum levels of inventories.


Financing

        During 1996, the Company issued 1,139,518 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan (DRISP) and Employee Stock Ownership and Savings Plan (ESOSP) for $33.8 million. The Company plans to continue to issue DRISP/ESOSP shares in the future. Short-term debt is used to meet temporary cash needs until the timing is considered appropriate to issue long-term securities. Short-term debt decreased $44 million to $156 million in 1996. At December 31, 1996, unused lines of credit with banks were $325 million.

        During 1997, Monongahela Power Company anticipates issuing $45 million of new debt for general corporate purposes, including its construction program. The other subsidiaries anticipate they will be able to meet their 1997 cash needs through internal cash generation. See page M-11 for information on financing requirements for nonutility investments.

Competition in Core Business

        All states in the System's service territory have initiated inquiries or investigations into retail competition and electric utility restructuring, with Pennsylvania enacting legislation in December 1996. Pennsylvania, which accounts for 45% of retail revenues for the Company, became only the fourth state in the country to legislate retail electric competition. The transition to competition in Pennsylvania will be phased in over the periods described below. The legislation includes the following major provisions:

              All electric utilities in Pennsylvania must file a restructuring plan by September 30, 1997, to implement direct access to a competitive market for electric generation. The plan must include unbundled rates for generation, jurisdictional transmission, distribution and other services, a proposed mechanism for recovery of stranded costs, and a proposed universal service and energy conservation cost recovery mechanism. West Penn is scheduled to make its filing on or about June 1, 1997.

              Retail customer choice will be phased in beginning with one-third of retail customers in the year
1999, another one-third in 2000, and the remaining customers in 2001.

              Retail rates will be capped for at least 4-1/2 years for transmission and distribution charges and for as long as 9 years for generation charges. A utility may be exempted from the caps only under very specific circumstances as determined by the Pennsylvania PUC.

              Pennsylvania utilities are permitted to recover
PUC-approved transition or stranded costs over several years; however, the utilities are required to mitigate these costs to the extent practicable.

        The Company is currently evaluating the new legislation to formulate its plan to implement direct access to a competitive market. As required in the legislation, in 1997 West Penn and other Pennsylvania electric utilities are required to implement Retail Customer Choice Pilot Programs for up to 5% of the peak load of their customers. This will result in customers with as much as 165 MW of West Penn's retail load being eligible to choose an alternate supplier of generation. The Company's subsidiaries on the other hand anticipate the opportunity to offer capacity and/or energy to customers of other Pennsylvania utilities' pilot programs. The Company cannot predict the ultimate effect of this legislation, but the issues being evaluated include:

Stranded Cost Recovery - Stranded costs can generally be described as mandated costs (such as regulatory assets and obligations under PURPA contracts) and costs of generation that could be recovered in a regulated environment but cannot be recovered in a competitive environment because they are in excess of market. The Pennsylvania legislation permits recovery of both types from customers through a competitive transition charge (CTC), with the provision that utilities have an obligation to mitigate stranded costs to the extent practicable. Over the CTC recovery period, which can be up to nine years, all Pennsylvania utilities are permitted a CTC charge to recover costs in excess of market. Because West Penn has no high-cost nuclear power stations, its CTC charge for costs in excess of market, if any, may be significantly less than the other utilities. West Penn is concerned that it may be placed at a significant competitive disadvantage in the first several phase-in years because other utilities with excess capacity may be willing to sell energy at marginal cost rates, lower than West Penn's full-cost rates, until the excess capacity is used. Under this possibility, West Penn would have stranded costs in the early years.

West Penn's restructuring plan filing on or about June 1, 1997, will address this issue.

Applicability of SFAS No. 71 - In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the regulated subsidiaries' financial statements reflect assets and liabilities based on current cost-based ratemaking regulation. Once the Pennsylvania transition to full retail competition is completed, West Penn may not meet the criteria for applying SFAS No. 71 to its generation operations and assets. In that event, any remaining related regulatory assets and liabilities, if any, would be written off, and any related long-lived fixed and intangible assets would need to be evaluated for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Because of the provisions in the new legislation related to stranded cost recovery, West Penn does not believe any such write-offs or charges should be required.

Rate Caps - As a result of the Pennsylvania legislation, West Penn's rates, including its energy cost rates, have been capped effective January 1, 1997. The legislation did not eliminate the ECR tracking procedure and left to PUC discretion the method of future rate adjustments for energy costs. In 1997, West Penn is reviewing its option to file a Petition with the PUC to roll the energy cost rates into its base rates. Upon receipt of a PUC order to that effect, which is expected if a Petition is filed, West Penn would then assume the risks of increases in the costs of fuel and purchased power and any declines in bulk power transaction sales. However, West Penn would also retain the benefits of decreases in such costs and increases in such sales. West Penn would accomplish this result by discontinuance of deferred fuel accounting.

        Initiatives on comprehensive retail competition at the federal government level are also being undertaken. The Company believes that a federal framework of legislation to speed customer choice and provide a uniform framework for rules is necessary because of differences among the states. The Company supports deregulation of all generation, regulation of transmission by the FERC, and regulation of distribution by the states. The Company joined with seven other electric utilities in 1996 to form the Partnership for Customer Choice whose purpose is to seek enactment of federal legislation to bring choice to electric customers no later than the year 2000. The legislation sought would deregulate the generation of electric power, creating a free market for electricity.

        The Company is also advocating federal legislation to repeal
Section 210 of PURPA and the Public Utility Holding Company Act of 1935 (PUHCA). Both of these laws severely impede the Company's ability to compete on equal terms with both utility and nonutility electric providers who are not subject to their requirements.

Nonutility Business

        AYP Capital, the System's nonutility subsidiary, has continued to broaden its operations to strengthen the long-term competitiveness and profitability of the Company. In 1996, this included the formation of two wholly owned subsidiaries, AYP Energy, Inc. (AYP Energy) and Allegheny Communications Connect, Inc. (ACC).

        AYP Energy is an exempt wholesale generator and power marketer. In October 1996, AYP Energy purchased Duquesne Light Company's 50% interest (276 MW) in Unit No. 1 of the Fort Martin Power Station for about $170 million. The remainder of the station is owned by the Company's regulated subsidiaries. AYP Energy incurs depreciation expense and other operating expenses related to Fort Martin. AYP Energy is marketing the output from its share of the station, as well as engaging in other power marketing activities. The operation of a merchant plant and power marketing in the wholesale market is essentially participation in a commodity market, which creates certain risk exposure. AYP Energy expects to use exchange-traded and over-the-counter futures, options, and swap contracts both to hedge its exposure to changes in electric power prices and for trading purposes. The risks to which AYP Energy is exposed include underlying price volatility, credit risk, and variations in cash flows, among others. The Company is in the process of implementing risk management policies and procedures consistent with industry practices and Company goals.

        AYP Energy financed its October 1996 acquisition of the 50% interest of Fort Martin Power Station Unit No. 1 with a combination of $25 million of equity contribution from the Company and $160 million of five-year debt financing provided by a syndicate of banks. AYP Energy's obligation under the Credit Agreement is supported by the Company. The debt is priced at a floating rate. AYP Energy entered into a $160 million forward swap to hedge against fluctuations in interest rates during the five-year period. The swap converted the floating rate to an annual fixed rate of 6.78% for the five-year period. Throughout the five-year period, the floating rate may be above or below the fixed rate but is only relevant in the event of termination prior to maturity.

        ACC was formed in 1996 as an exempt telecommunications company under PUHCA. ACC's purpose is to develop unregulated opportunities in the deregulated communications market.

        AYP Capital has also committed to invest up to an additional $7 million in two limited partnerships, Envirotech Investment Fund I, L.P., formed to invest in emerging electrotechnologies that promote the efficient use of electricity and improve the environment, and the Latin American Energy and Electricity Fund I, L.P., formed to invest in and develop electric energy opportunities in Latin America. AYP Capital will continue to evaluate investment opportunities with potentially significant additional capital investments in the future.

        AYP Capital is also developing other energy-related service businesses and offering engineering consulting services and project management for transmission and distribution facilities. The Company believes that the diversification provided by AYP Capital will ultimately enhance earnings growth.

                                          Monongahela Power Company


MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

REVIEW OF OPERATIONS

Net Income

Net income for 1996, 1995, and 1994, and the after tax restructuring charges, asset write-offs, and cumulative effect of accounting changes included in each period are:


                                                     Net Income

(Millions of Dollars)                         1996      1995      1994

Net Income as Reported...................      $61       $67       $68

Restructuring Charges &
  Asset Write-offs (Note B)..............       15         3

Cumulative Effect of
  Accounting Change (Note A).............                           (8)

Net Income Adjusted......................      $76       $70       $60



The increases in 1996 and 1995 adjusted net income were due primarily to increased revenues from previously reported retail rate increases, and in 1995 also from increased kilowatt-hour (kWh) sales.

The Company is a wholly owned subsidiary of Allegheny Power System, Inc. and is a part of the Allegheny Power integrated electric utility system (the System). In 1996, the System, including the Company, essentially completed its restructuring initiatives undertaken in 1995 to consolidate and reengineer operations to meet the competitive challenges of the changing electric utility industry. Although restructuring initiatives have been essentially completed, review of operations will be a continuing process. During 1996, restructuring activities included consolidation of operating divisions, customer services, and other functions. By reorganizing and eliminating certain processes and consolidating common decentralized functions, the System reduced employment by about 1,000 employees since October 1994. These reductions were accomplished through a voluntary separation plan, attrition, and layoffs. Due to efficiencies created by the restructuring process, a reduction in the rate of growth in operating and maintenance costs is expected. The costs associated with the restructuring program will be recovered through future cost savings.

Restructuring activities are described further in Note B to the Financial Statements.

Competitive forces within the electric utility industry were heightened in 1996 with the issuance of the Federal Energy Regulatory Commission
(FERC) Orders 888 and 889. The Company continues to advocate true competition in the electric utility industry and is proactive in its efforts to promote deregulation. See Competition in Core Business on page M-19 for a further discussion of competitive issues in the electric utility industry.

Sales and Revenues

KWh sales to and revenues from residential, commercial, and industrial customers are shown on pages D-3 and D-4. Such kWh sales decreased .4% in 1996 and increased 4.5% in 1995. The changes in revenues from sales to residential, commercial, and industrial customers resulted from the following:



                                                           Changes
                                                       from Prior Year
(Millions of Dollars)                                  1996       1995

(Decreased) increased kWh sales..................     $ (.7)     $21.6
Fuel and energy cost adjustment clauses*.........     (22.0)      (3.1)
Rate changes:
  West Virginia..................................                 17.1
  Ohio...........................................       5.6         .5
                                                        5.6       17.6
Other............................................       (.2)        .6
  Net Change in Retail Revenues..................    $(17.3)     $36.7




*Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.


Residential kWh sales increased .3% and 5% in 1996 and 1995, respectively. These increases were due primarily to continued growth in the number of customers, and in 1995 also due to increased customer usage. In 1996, residential usage decreased because of mild weather in comparison to the 1995 extremely hot summer weather and cooler-than-normal winter weather.

The 2% increase in commercial kWh sales in 1996 and the 7% increase in 1995 reflect growth in the number of customers and increased customer usage. Industrial kWh sales decreased 2% in 1996 due primarily to decreased sales to chemical customers and increased 3% in 1995. With the increased potential for retail competition (see Competition in Core Business on page M-19), the efforts of the newly formed Retail Marketing Business Unit have been expanded to increase efforts to retain and acquire customers and to expand into other markets.

The rate increase in Ohio became effective on November 9, 1995 and included recovery of the remaining carrying charges on investment, depreciation, and all operating costs required to comply with Phase I of the Clean Air Act Amendments of 1990 (CAAA), and other increasing levels of expenses. There were no increases from rate changes in West Virginia, as the base rate increase effective in 1994 has been fully reflected in both the 1996 and 1995 periods.

The increase in wholesale and other revenues in 1996 resulted primarily from increases in sales of capacity to affiliated companies. The decrease in other revenues in 1995 resulted primarily from a decrease in sales of energy and spinning reserve to affiliated companies, offset in part by increased revenues from wholesale customers (cooperatives and municipalities who own their own distribution systems and who buy all or part of their bulk power needs from the Company under regulation by the
FERC). Competition in the wholesale market for electricity was enhanced by the Energy Policy Act of 1992 (EPACT), which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. In 1994, a rate case for wholesale customers was completed with the result that such customers agreed to negotiated rate increases and signed five-year contracts to remain as the Company's customers.

KWh deliveries to and revenues from bulk power transactions consist of the following items:


                                             1996        1995        1994
KWh deliveries (Billions):
  From transmission services.............     4.2         3.5         2.3
  From sale of Company generation........      .2          .1          .3
    Total................................     4.4         3.6         2.6

Revenues (Millions):
  From transmission services.............   $12.6       $10.6       $ 9.2
  From sale of Company generation........     4.8         2.7         7.7
    Total................................   $17.4       $13.3       $16.9


The final rules on open transmission access, issued by the FERC in early 1996, require utilities to offer to others transmission service that is comparable to service they provide to themselves. Increased transmission services in 1996 resulted primarily from increased activity from power marketers who have agreed to take service under the new open access tariffs filed by the Company in accordance with these rules. Deliveries from the sale of Company generation in 1995 decreased because of growth in kWh sales to retail customers, which reduced the amount available for sale, and because of continuing price competition. About 90% of the aggregate benefits from bulk power transactions are passed on to retail customers through fuel cost adjustment clauses and have little effect on net income.

Operating Expenses

The 1% decrease in fuel expenses in 1996 was primarily due to lower average coal prices. The 9% decrease in fuel expenses in 1995 was primarily the result of renegotiations of long-term fuel contracts which reduced fuel prices effective in January 1995. Fuel expenses are primarily subject to deferred power cost accounting procedures, as described in Note A to the Financial Statements, with the result that changes in fuel expenses have little effect on net income.

"Purchased power and exchanges, net" represents power purchases from and exchanges with nonaffiliated utilities and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to Allegheny Generating Company (AGC), an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the System at any given time, and consists of the following items:



(Millions of Dollars)                        1996        1995       1994


Nonaffiliated transactions:
  Purchased power:
    From PURPA generation................   $ 69.1      $64.6      $68.3
    Other................................     11.3       11.7        9.5
  Power exchanges, net...................       .9         .1        (.2)
Affiliated transactions:
  AGC capacity charges...................     20.2       20.6       20.1
  Energy and spinning reserve charges....       .1         .4         .5
    Purchased power and exchanges, net...   $101.6      $97.4      $98.2



The decrease in purchase costs from PURPA generation in 1995 was due primarily to a contractual reduction in the energy rate effective in June 1995 for the Grant Town PURPA project. None of the Company's purchased power contracts is capitalized since there are no minimum payment requirements absent associated kWh generation. The cost of power purchased, including power from PURPA generation and affiliated transactions, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures with the result that changes in such costs have little effect on net income.

The decrease in other operation expense in 1996 resulted primarily from decreases in salaries and wages and employee benefits. For 1997 and thereafter, operations expense is expected to reflect the benefits of savings related to the restructuring activities.

Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude, depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

Restructuring charges and asset write-offs resulted primarily from the completion of restructuring initiatives undertaken in 1995. See Note B to the Financial Statements for additional information.

The depreciation expense decrease in 1996 was the net result of a reduction in depreciation rates of $5.3 million, effective in January 1996, offset by additions to electric plant of $3 million. The Company began depreciating the Harrison scrubbers in mid-November 1994, amounting to approximately $8 million annually. Future depreciation expense increases are expected to be less than historical increases because of reduced levels of planned capital expenditures.

The increase in taxes other than income in 1996 was due to higher property taxes and a prior period adjustment in West Virginia Business and Occupation (B&O) Taxes. The decrease in 1995 was primarily due to a decrease in West Virginia B&O Taxes resulting from an amendment in the B&O tax law effective June 1995, which changed the basis for this tax from generation to generating capacity. The net decrease in federal and state income taxes in 1996 resulted primarily from a decrease in income before taxes ($4 million), which was primarily related to restructuring charges recorded in 1996, and changes in the provisions for prior years ($2 million). The net increase of $11 million in federal and state income taxes in 1995 resulted from an increase in income before taxes ($7 million) and changes in the provisions for prior years ($4 million). Note C to the Financial Statements provides a further analysis of income tax expenses.

The combined decreases in allowances for funds used during construction in 1996 and 1995 were about $1 million and $2 million, respectively, and reflect decreases in capital expenditures due to substantial completion of the program to comply with Phase I of the CAAA.

The decrease in other income, net, of $2 million in 1996 was due primarily to a write-off of a deferred return on West Virginia expenditures related to the CAAA and increased interest income in 1995 associated with the 1995 refinancings. The increase in other income, net, of $1 million in 1995 reflects an increase in the deferral of carrying charges on CAAA expenditures in Ohio until the base rate increase became effective in November 1995, proceeds from the sale of timber, and interest income on a tax refund.

The increase in interest on long-term debt associated with the June 1995 issuance of $40 million of Quarterly Income Debt Securities (QUIDS) was offset in 1996 by decreased interest on first mortgage bonds due primarily to refinancings to lower rate securities in 1995. Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates.



Environmental and Other Issues

In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions. Contingencies and uncertainties related to the restructuring of the electric utility industry are discussed in Competition in Core Business on page M-19.

The significant costs of complying with Phase I of the CAAA have essentially been incurred and are being recovered currently from customers in rates. Studies to evaluate cost-effective options to comply with Phase II SO2 limits, including those which may be available from the use of the Company's banked emission allowances and from the emission allowance trading market, are continuing. It is expected that burner modifications, which have been completed at most of the System's stations, will satisfy the NOX emission reduction requirements for the acid rain (Title IV) provisions of the CAAA. Additional post-combustion controls may be mandated in Maryland, Pennsylvania, and West Virginia for ozone nonattainment (Title I) reasons.

The Company previously reported that the Environmental Protection Agency had identified the Company and its affiliates and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site.

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

Construction expenditures in 1996 were $73 million and, for 1997 and 1998, are estimated at $83 million and $91 million, respectively. The 1997 and 1998 estimated expenditures include $13 million and $18 million, respectively, for construction of environmental control technology. Expenditures in the future to cover the costs of compliance with Phase II of the CAAA may be significant depending on the method chosen to meet the requirements. Based on current forecasts and considering an affiliate's reactivation and repowering of capacity in cold reserve, peak diversity exchange arrangements, and a power supply agreement with affiliates, it is anticipated that generating capacity will be sufficient to meet the Company's needs until the year 2000 or beyond. It is the Company's goal to constrain future base capital spending, with the exception of mandated environmental expenditures, to the approximate level of depreciation currently in rates. The Company also has additional capital requirements for debt maturities (see Note J to the Financial Statements).

Internal Cash Flows

Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $92 million in 1996 compared with $93 million in 1995. Current rate levels and reduced levels of capital expenditures permitted the Company to finance its entire capital expenditure program in 1996 and 1995 through internal cash generation. It is expected that internal generation of cash over the next several years will continue to finance the majority of capital expenditures.

As a capital-intensive electric utility, the Company is affected by the rate of inflation. The inflation rate over the past several years has been relatively low and has not materially affected the Company's financial position. However, since utility revenues are currently based on rate regulation that generally only recognizes historical costs, cash flows based on recovery of historical plant may not be adequate to replace plant in future years.

The increase in current liabilities for restructuring activities is related primarily to payout provisions under employee severance packages. Materials and supplies continued to provide a source of cash in 1996, primarily related to lower contracted fuel prices and to maintaining optimum levels of inventories.

Financing

Short-term debt is used to meet temporary cash needs until the timing is considered appropriate to issue long-term securities. Short-term debt, including notes payable to affiliates under the money pool, increased $1 million to $31 million in 1996. At December 31, 1996, the Company had Securities and Exchange Commission authorization to issue up to $100 million of short-term debt. The Company and its regulated affiliates use an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. During 1997, the Company anticipates issuing $45 million of new debt for general corporate purposes, including its construction program.


COMPETITION IN CORE BUSINESS

All states in the System's service territory have initiated inquiries or investigations into retail competition and electric utility restructuring, with Pennsylvania enacting legislation in December 1996.

In December 1996, the Public Service Commission of West Virginia issued an order initiating a general investigation for the purpose of seeking comments and information regarding the restructuring of the regulated electric utility industry, establishment of competition in power supply markets, and establishment of retail wheeling and intra-state open access of jurisdictional power distribution systems. Public hearings are scheduled to begin on April 1, 1997.

The Public Utilities Commission of Ohio (Ohio PUC) has initiated informal roundtable discussions on issues concerning competition in the electric utility industry and promoting increased competitive options for Ohio businesses. The meetings have resulted in sets of guidelines on interruptible rates which have been adopted by the Ohio PUC and guidelines on conjunctive service which are now pending before the Ohio PUC.

Initiatives on comprehensive retail competition at the federal government level are also being undertaken. The Company believes that a federal framework of legislation to speed customer choice and provide a uniform framework for rules is necessary because of differences among the states. The System, including the Company, supports deregulation of all generation, regulation of transmission by the FERC, and regulation of distribution by the states. The System, including the Company, joined with seven other electric utilities in 1996 to form the Partnership for Customer Choice whose purpose is to seek enactment of federal legislation to bring choice to electric customers no later than the year 2000. The legislation sought would deregulate the generation of electric power, creating a free market for electricity.

The System is also advocating federal legislation to repeal Section 210 of PURPA and the Public Utility Holding Company Act of 1935. Both of these laws severely impede the Company's ability to compete on equal terms with both utility and nonutility electric providers who are not subject to their requirements.

                                                  The Potomac Edison Company


MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

REVIEW OF OPERATIONS

Net Income

Net income for 1996, 1995, and 1994, and the after tax restructuring charges, asset write-offs, and cumulative effect of accounting change included in each period are:


                                                      Net Income
(Millions of Dollars)                           1996     1995     1994

Net Income as Reported.....................      $78      $78      $98

Restructuring Charges &
  Asset Write-Offs (Note B)................       16        4

Cumulative Effect of
  Accounting Change (Note A)...............                        (16)

Net Income Adjusted........................      $94      $82      $82




The increase in 1996 adjusted net income was due primarily to increases in kilowatt-hour (kWh) sales.

The Company is a wholly owned subsidiary of Allegheny Power System, Inc. and is a part of the Allegheny Power integrated electric utility system (the System). In 1996, the System, including the Company, essentially completed its restructuring initiatives undertaken in 1995 to consolidate and reengineer operations to meet the competitive challenges of the changing electric utility industry. Although restructuring initiatives have been essentially completed, review of operations will be a continuing process. During 1996, restructuring activities included consolidation of operating divisions, customer services, and other functions. By reorganizing and eliminating certain processes and consolidating common decentralized functions, the System reduced employment by about 1,000 employees since October 1994. These reductions were accomplished through a voluntary separation plan, attrition, and layoffs. Due to efficiencies created by the restructuring process, a reduction in the rate of growth in operating and maintenance costs is expected. The costs associated with the restructuring program will be recovered through future cost savings. Restructuring activities are described further in Note B to the Financial Statements.

Competitive forces within the electric utility industry were heightened in 1996 with the issuance of the Federal Energy Regulatory Commission
(FERC) Orders 888 and 889. The Company continues to advocate true competition in the electric utility industry and is proactive in its efforts to promote deregulation. See Competition in Core Business on page M-27 for a further discussion of competitive issues in the electric utility industry.

Sales and Revenues

KWh sales to and revenues from residential, commercial, and industrial customers are shown on pages D-5 and D-6. Such kWh sales increased 3.1% and 3.3% in 1996 and 1995, respectively. The changes in revenues from sales to residential, commercial, and industrial customers resulted from the following:

                                                          Changes
                                                      from Prior Year
(Millions of Dollars)                                 1996       1995

Increased kWh sales..............................    $17.7      $17.3
Fuel and energy cost adjustment clauses*.........    (10.5)       3.2
Rate changes:
  Maryland.......................................                17.7
  West Virginia..................................                 2.2
                                                                 19.9
Other............................................     (2.5)      (4.8)
  Net Change in Retail Revenues..................    $ 4.7      $35.6




*Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.


The increase in kWh sales in 1996 was attributable to increases in each of the residential, commercial, and industrial customer classes. Residential kWh sales increased 5% in 1996 and 4% in 1995. These increases, which are more weather sensitive than commercial and industrial sales, were due primarily to increased customer usage and continued growth in the number of customers. The Company measures the effect of weather conditions on its utility sales by using degree days, which reflect the differences between the average daily actual temperature and the baseline temperature of 65 degrees. In 1996, heating degree days in the relatively colder January-through-April period were about 12% greater than the corresponding 1995 period. This increase was somewhat offset by milder weather during the remainder of the year. In 1995, increased sales resulted from extremely hot summer weather and cooler-than-normal winter weather.

The 3% increase in commercial kWh sales in 1996 and the 4% increase in 1995 reflect growth in the number of customers and increased customer usage. Industrial kWh sales increased 1% and 3% in 1996 and 1995, respectively. Excluding the decrease in the fuel and energy cost component of industrial sales, revenues from sales to industrial customers also increased over 1% in 1996. The increase in kWh sales reflects a trend of economic growth in the service territory and the efforts of the newly formed Retail Marketing Business Unit. With the increased potential for retail competition (see Competition in Core Business on page M-27), this function has been expanded to increase efforts to retain and acquire customers and to expand into other markets.

Base rate increases effective in 1994 have been fully reflected in both the 1996 and 1995 periods.

The increase in wholesale and other revenues in 1996 resulted primarily from load additions to the wholesale customers' systems (cooperatives and municipalities who own their own distribution systems and who buy all or part of their bulk power needs from the Company under regulation by the FERC). Competition in the wholesale market for electricity was enhanced by the Energy Policy Act of 1992 (EPACT), which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. An agreement in principle was reached with one customer in 1996, representing $3 million in annual wholesale revenues, for a new five-year contract effective in 1997.
With this new contract, all of the wholesale customers have signed contracts to remain as the Company's customers for two to five years. The increase in wholesale and other revenues in 1995 resulted primarily from provisions recorded for rate refunds in 1994 and increased revenues from wholesale customers.

KWh deliveries to and revenues from bulk power transactions consist of the following items:


                                            1996         1995        1994
KWh deliveries (Billions):
  From transmission services............     5.6          4.7         3.1
  From sale of Company generation.......      .3           .2          .3
    Total...............................     5.9          4.9         3.4

Revenues (Millions):
  From transmission services............   $16.9        $14.8       $12.7
  From sale of Company generation.......     7.6          4.6         8.9
    Total...............................   $24.5        $19.4       $21.6




The final rules on open transmission access, issued by the FERC in early 1996, require utilities to offer to others transmission service that is comparable to service they provide to themselves. Increased transmission services in 1996 resulted primarily from increased activity from power marketers who have agreed to take service under the new open access tariffs filed by the Company in accordance with these rules. Deliveries from the sale of Company generation in 1995 decreased because of growth in kWh sales to retail customers, which reduced the amount available for sale, and because of continuing price competition. About 95% of the aggregate benefits from bulk power transactions are passed on to retail customers through fuel cost adjustment clauses and have little effect on net income.



Operating Expenses

The 2% increase in fuel expenses in 1996 was due to a 3% increase in kWh generated, offset in part by lower average coal prices. The 7% decrease in fuel expenses in 1995 was primarily the result of renegotiations of long-term fuel contracts which reduced fuel prices effective in January 1995. Fuel expenses are primarily subject to deferred power cost accounting procedures, as described in Note A to the financial statements, with the result that changes in fuel expenses have little effect on net income.

"Purchased power and exchanges, net" represents power purchases from and exchanges with nonaffiliated utilities, capacity charges paid to Allegheny Generating Company (AGC), an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the System at any given time, and consists of the following items:



(Millions of Dollars)                       1996        1995        1994

Nonaffiliated transactions:
  Purchased power........................  $ 14.8      $ 15.6      $ 12.7
  Power exchanges, net...................     1.7         (.2)        (.2)
Affiliated transactions:
  AGC capacity charges...................    26.9        28.1        29.4
  Other affiliated capacity charges......    47.7        44.0        36.1
  Energy and spinning reserve charges....    49.9        49.8        52.7
    Purchased power and exchanges, net...  $141.0      $137.3      $130.7



A Public Utility Regulatory Policies Act of 1978 (PURPA) power station project in the Company's Maryland jurisdiction is scheduled to commence generation in 1999. Because of the high cost of this energy, the Company has attempted to negotiate a buyout or restructure the existing contract to reduce the cost to customers. To date, the negotiations have been unsuccessful. This project will significantly increase the costs of power purchases.

The cost of power purchased from nonaffiliates for use by the Company, AGC capacity charges in West Virginia, and affiliated energy and spinning reserve charges are mostly recovered from customers currently through the regular fuel and energy cost recovery procedures with the result that changes in such costs have little effect on net income.

Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude, depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

Restructuring charges and asset write-offs resulted primarily from the completion of restructuring initiatives undertaken in 1995. See Note B to the Financial Statements for additional information.

Depreciation expense increases resulted primarily from additions to electric plant. The Company began depreciating the Harrison scrubbers in mid-November 1994, amounting to approximately $10 million annually. Future depreciation expense increases are expected to be less than historical increases because of reduced levels of planned capital expenditures.

The decrease in taxes other than income in 1996 was primarily due to a decrease in West Virginia Business and Occupation Taxes (B&O) resulting from an amendment in the B&O tax law effective June 1995, which changed the basis for this tax from generation to generating capacity. The net decrease of $3 million in federal and state income taxes in 1996 resulted primarily from changes in the provisions for prior years ($1 million), a decrease in income before taxes ($1 million) which was primarily related to restructuring charges recorded in 1996, and plant removal tax deductions for which deferred taxes were not provided ($1 million). The net increase of $4 million in federal and state income taxes in 1995 resulted primarily from an increase in reversals of prior year depreciation benefits for which deferred taxes were not then provided. Note C to the Financial Statements provides a further analysis of income tax expenses.

The combined increase in allowances for funds used during construction (AFUDC) in 1996 of $.7 million is the result of a correction to reduce previously accrued AFUDC by $1.4 million in 1995. The combined decrease in AFUDC in 1995 reflects a decrease in capital expenditures due to substantial completion of the program to comply with Phase I of the Clean Air Act Amendments of 1990 (CAAA).

The increase in other income, net, of $2 million in 1995 was due primarily to income from demand-side management programs. During 1996, the Company continued its participation in the collaborative process for demand-side management in Maryland. Program costs, including lost revenues and rebates, are deferred as a regulatory asset and are being recovered through an energy conservation surcharge over a seven-year period.

The increase in interest on long-term debt associated with the June 1995 issuance of $45.5 million of Quarterly Income Debt Securities (QUIDS) was offset in 1996 by decreased interest on first mortgage bonds due primarily to refinancings to lower rate securities in 1995. Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates.



Environmental and Other Issues

In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions. Contingencies and uncertainties related to the restructuring of the electric utility industry are discussed in Competition in Core Business on page M-27.

The significant costs of complying with Phase I of the CAAA have essentially been incurred and are being recovered currently from customers in rates. Studies to evaluate cost-effective options to comply with Phase II SO2 limits, including those which may be available from the use of the Company's banked emission allowances and from the emission allowance trading market, are continuing. It is expected that burner modifications, which have been completed at most of the System's stations, will satisfy the NOx emission reduction requirements for the acid rain (Title IV) provisions of the CAAA. Additional post-combustion controls may be mandated in Maryland, Pennsylvania, and West Virginia for ozone nonattainment (Title I) reasons.

The Company previously reported that the Environmental Protection Agency had identified the Company and its affiliates and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. The Company has also been named as a defendant along with multiple other affiliated and nonaffiliated defendants in pending asbestos cases involving one or more plaintiffs. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of these claims will not have a material effect on its financial position.


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

Construction expenditures in 1996 were $86 million and, for 1997 and 1998, are estimated at $98 million and $109 million, respectively. The 1997 and 1998 estimated expenditures include $7 million and $11 million, respectively, for construction of environmental control technology. Expenditures in the future to cover the costs of compliance with Phase II of the CAAA may be significant depending on the method chosen to meet the requirements. Based on current forecasts and considering an affiliate's reactivation and repowering of capacity in cold reserve, peak diversity exchange arrangements, a power supply agreement with affiliates, and mandated PURPA capacity, it is anticipated that generating capacity will be sufficient to meet the Company's needs until the year 2000 or beyond. It is the Company's goal to constrain future base capital spending, with the exception of mandated environmental expenditures, to the approximate level of depreciation currently in rates. The Company also has additional capital requirements for debt maturities (see Note I to the Financial Statements).

Internal Cash Flows

Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $116 million in 1996 compared with $85 million in 1995. Current rate levels and reduced levels of capital expenditures permitted the Company to finance its entire capital expenditure program in 1996 and approximately 92% in 1995 through internal cash generation.
It is expected that internal generation of cash over the next several years will continue to finance the majority of capital expenditures.

As a capital-intensive electric utility, the Company is affected by the rate of inflation. The inflation rate over the past several years has been relatively low and has not materially affected the Company's financial position. However, since utility revenues are currently based on rate regulation that generally only recognizes historical costs, cash flows based on recovery of historical plant may not be adequate to replace plant in future years.

The increase in current liabilities for restructuring activities is related primarily to payout provisions under employee severance packages. Materials and supplies continued to provide a source of cash in 1996, primarily related to lower contracted fuel prices and to maintaining optimum levels of inventories.

Financings

Short-term debt is used to meet temporary cash needs until the timing is considered appropriate to issue long-term securities. Short-term debt decreased $14 million to $7 million in 1996. At December 31, 1996, the Company had Securities and Exchange Commission authorization to issue up to $115 million of short-term debt. The Company and its regulated affiliates use an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. The Company anticipates that it will be able to meet its 1997 cash needs through internal cash generation.

COMPETITION IN CORE BUSINESS

All states in the Company's service territory have initiated inquiries or investigations into retail competition and electric utility restructuring, with Pennsylvania enacting legislation in December 1996.

In December 1996, the Public Service Commission of West Virginia issued an order initiating a general investigation for the purpose of seeking comments and information regarding the restructuring of the regulated electric utility industry, establishment of competition in power supply markets, and establishment of retail wheeling and intra-state open access of jurisdictional power systems. Public hearings are scheduled to begin on April 1, 1997.

In September 1995, the Virginia State Corporation Commission (SCC) began an investigation to review its policy regarding restructuring of and competition in the electric industry. In November 1996, the SCC ordered further investigation into restructuring of the industry, requiring the three largest electric utilities in Virginia, including the Company, to file competition information by March 31, 1997.

On October 9, 1996, the Maryland Public Service Commission issued an order directing its Staff to evaluate the current state of the electric industry and to submit a report to the Commission by May 31, 1997. The four major Maryland electric utilities, including the Company, are to present unbundled cost studies and model service tariffs, among other things, by August 1, 1997.

Initiatives on comprehensive retail competition at the federal government level are also being undertaken. The Company believes that a federal framework of legislation to speed customer choice and provide a uniform framework for rules is necessary because of differences among the states. The System, including the Company, supports deregulation of all generation, regulation of transmission by the FERC, and regulation of distribution by the states. The System, including the Company, joined with seven other electric utilities in 1996 to form the Partnership for Customer Choice whose purpose is to seek enactment of federal legislation to bring choice to electric customers no later than the year 2000. The legislation sought would deregulate the generation of electric power, creating a free market for electricity.

The System is also advocating federal legislation to repeal Section 210 of PURPA and the Public Utility Holding Company Act of 1935. Both of these laws severely impede the Company's ability to compete on equal terms with both utility and nonutility electric providers who are not subject to their requirements.

                                       West Penn Power Company
                                         and Subsidiaries


MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

REVIEW OF OPERATIONS

Consolidated Net Income

Consolidated net income for 1996, 1995, and 1994, and the after tax restructuring charges, asset write-offs, and cumulative effect of accounting change included in each period are:



                                               Consolidated Net Income

(Millions of Dollars)                            1996    1995    1994

Consolidated Net Income as Reported..........    $ 88    $118    $120

Restructuring Charges &
  Asset Write-Offs (Note B)..................      31       7       5


Cumulative Effect of
  Accounting Change (Note A).................                     (19)


Consolidated Net Income Adjusted.............    $119    $125    $106




The decrease in 1996 adjusted consolidated net income was due primarily to higher depreciation expense, increased charge-offs for uncollectible accounts, and the write-off of deferred Clean Air Amendments of 1990
(CAAA) compliance costs. The increase in 1995 adjusted consolidated net income resulted primarily from additional retail revenues due to increased kilowatt-hour (kWh) sales and retail rate increases.

The Company is a wholly owned subsidiary of Allegheny Power System, Inc. and is a part of the Allegheny Power integrated electric utility system (the System). In 1996, the System, including the Company, essentially completed its restructuring initiatives undertaken in 1995 to consolidate and reengineer operations to meet the competitive challenges of the changing electric utility industry. Although restructuring initiatives have been essentially completed, review of operations will be a continuing process. During 1996, restructuring activities included consolidation of operating divisions, customer services, and other functions. By reorganizing and eliminating certain processes and consolidating common decentralized functions, the System reduced employment by about 1,000 employees since October 1994. These reductions were accomplished through a voluntary separation plan, attrition, and layoffs. Due to efficiencies created by the restructuring process, a reduction in the rate of growth in operating and maintenance costs is expected. The costs associated with the restructuring program will be recovered through future cost savings. Restructuring activities are described further in Note B to the Consolidated Financial Statements.

Competitive forces within the electric utility industry were heightened in 1996 with the enactment of the Pennsylvania Electric Generation Customer Choice and Competition Act and issuance of the Federal Energy Regulatory Commission (FERC) Orders 888 and 889. The Company continues to advocate true competition in the electric utility industry and is proactive in its efforts to promote deregulation. See Competition in Core Business on page M-35 for a further discussion of competitive issues in the electric utility industry.

Sales and Revenues

KWh sales to and revenues from residential, commercial, and industrial customers are shown on pages D-7 and D-8. Such kWh sales increased 2% and 4% in 1996 and 1995, respectively. The changes in revenues from sales to residential, commercial, and industrial customers resulted from the following:


                                                          Changes
                                                      from Prior Year
(Millions of Dollars)                                 1996       1995

Increased kWh sales..............................    $10.2      $17.3
Rate changes.....................................                50.2
Fuel and energy cost adjustment clauses*.........     (7.7)      (2.9)
Other............................................     (2.9)       3.0
  Net Change in Retail Revenues..................    $ (.4)     $67.6



*Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income. See "Rate Caps" under Competition in Core Business on page M-35 for information regarding a potential change in the fuel and energy cost adjustment clause (Energy Cost Rate or ECR) in Pennsylvania.

The increase in kWh sales in 1996 was attributable to increases in each of the residential, commercial, and industrial customer classes. Residential kWh sales increased 2% in 1996 and 1% in 1995. These increases, which are more weather sensitive than commercial and industrial sales, were due primarily to increased customer usage and continued growth in the number of customers. The Company measures the effect of weather conditions on its utility sales by using degree days, which reflect the differences between the average daily actual temperature and the baseline temperature of 65 degrees. In 1996, heating degree days in the relatively colder January- through-April period were about 8% greater than the corresponding 1995 period. This increase was somewhat offset by milder weather during the remainder of the year. In 1995, increased sales resulted from extremely hot summer weather and cooler-than-normal winter weather.

The 1% increase in commercial kWh sales in 1996 and the 4% increase in 1995 reflect growth in the number of customers, and, in 1995, also reflects increased customer usage. Industrial kWh sales increased 1% and 6% in 1996 and 1995, respectively. Excluding the decrease in the fuel and energy cost component of industrial sales, revenues from sales to industrial customers also increased over 1% in 1996. The increase in kWh sales reflects a trend of economic growth in the service territory and the efforts of the newly formed Retail Marketing Business Unit.
With the increased potential for retail competition and in light of the Pennsylvania legislation (see Competition in Core Business on page M-35), this function has been expanded to increase efforts to retain and acquire customers and to expand into other markets.

There were no increases resulting from rate changes in 1996, as the base rate increases effective in 1994 have been fully reflected in both the 1996 and 1995 periods. As a result of the Pennsylvania competition legislation, the Company's rates have been capped effective January 1, 1997. This is more fully described on page M-35.

The increase in wholesale and other revenues in 1995 resulted primarily from an increase in sales of capacity, energy, and spinning reserve to affiliated companies. About $19 million of wholesale and other revenues in 1996 were derived from wholesale customers (cooperatives and municipalities who own their own distribution systems and who buy all or part of their bulk power needs from the Company under regulation by the
FERC). Competition in the wholesale market for electricity was enhanced by the Energy Policy Act of 1992 (EPACT), which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. In 1994, a rate case for wholesale customers was completed with the result that such customers agreed to negotiated rate increases and signed seven-year contracts to remain as the Company's customers. Also, effective April 1997, a new wholesale customer (formerly a retail customer) signed a five-year contract to become a Company customer.

KWh deliveries to and revenues from bulk power transactions consist of the following items:



                                             1996        1995        1994
KWh deliveries (Billions):
  From transmission services..............    7.6         6.4         4.1
  From sale of Company generation.........     .4          .2          .5
    Total.................................    8.0         6.6         4.6

Revenues (Millions):
  From transmission services..............  $22.9       $19.7       $17.0
  From sale of Company generation.........   10.0         5.7        12.3
    Total.................................  $32.9       $25.4       $29.3


The final rules on open transmission access, issued by the FERC in early 1996, require utilities to offer to others transmission service that is comparable to service they provide to themselves. Increased transmission services in 1996 resulted primarily from increased activity from power marketers who have agreed to take service under the new open access tariffs filed by the Company in accordance with these rules. Deliveries from the sale of Company generation in 1995 decreased because of growth in kWh sales to retail customers, which reduced the amount available for sale, and because of continuing price competition. Most of the aggregate benefits from bulk power transactions are passed on to retail customers through fuel cost adjustment clauses and have little effect on consolidated net income. See page M-37 for information regarding the potential change in the ECR for Pennsylvania.

Operating Expenses

The 1% increase in fuel expenses in 1996 was due to a 2% increase in kWh generated, offset in part by lower average coal prices. The 6% decrease in fuel expenses in 1995 was primarily the result of renegotiations of long-term fuel contracts which reduced fuel prices effective in January 1995.

Fuel expenses are primarily subject to deferred power cost accounting procedures, as described in Note A to the Consolidated Financial Statements, with the result that changes in fuel expenses have little effect on consolidated net income. See page M-37 for information regarding the potential change in the ECR for Pennsylvania.

"Purchased power and exchanges, net" represents power purchases from and exchanges with nonaffiliated utilities and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to Allegheny Generating Company (AGC), an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the System at any given time, and consists of the following items:



(Millions of Dollars)                        1996        1995        1994

Nonaffiliated transactions:
  Purchased power:
    From PURPA generation................   $ 63.6      $ 64.7      $ 65.7
    Other................................     22.3        21.8        18.3
  Power exchanges, net...................       .7         (.1)        (.2)
Affiliated transactions:
  AGC capacity charges...................     36.3        37.8        37.2
  Energy and spinning reserve charges....      4.0         5.3         9.3
    Purchased power and exchanges, net...   $126.9      $129.5      $130.3



In 1996, the Company and the developers of a proposed Shannopin PURPA project reached an agreement to terminate the project at a buyout price of $31 million. The Pennsylvania Public Utility Commission (PUC) has authorized full recovery of the buyout price, of which $24 million was recovered by reducing the Company's over-recovered fuel balance. The remaining $7 million was to be recovered in 1997 and 1998, but, pursuant to the recent Pennsylvania rate caps enacted by the new Pennsylvania Electric Generation Customer Choice and Competition Act, will be recovered through other means. The buyout will save the Company's customers approximately $665 million over the next 30 years by eliminating the need to buy the uneconomic power.

None of the Company's purchased power contracts is capitalized since there are no minimum payment requirements absent associated kWh generation. The cost of power purchased, including power from PURPA generation and affiliated transactions, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures with the result that changes in such costs have little effect on consolidated net income. See page M-37 for information regarding the potential change in the ECR in Pennsylvania.

The increase in other operation expense in 1996 resulted primarily from increased allowances for uncollectible accounts ($3 million) and the write-off of deferred CAAA compliance costs ($2 million). For 1997 and thereafter, operations expense is expected to reflect the benefits of savings related to the restructuring activities. Allowances for uncollectible accounts increased 60% in 1996 due to an increase in aged accounts receivable caused primarily by regulations in Pennsylvania which severely restrict curtailment of service to non-paying customers.

Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude, depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

Restructuring charges and asset write-offs resulted primarily from the completion of restructuring initiatives undertaken in 1995 and the write-off of previously accumulated costs related to a proposed transmission line. See Note B to the Consolidated Financial Statements for additional information.

Depreciation expense increases resulted primarily from additions to electric plant. The Company began depreciating the Harrison scrubbers in mid-November 1994, amounting to approximately $14 million annually. Future depreciation expense increases are expected to be less than historical increases because of reduced levels of planned capital expenditures.


The increase in taxes other than income in 1996 was due to higher property taxes and, in 1995, reflects increases in gross receipts taxes resulting from higher revenues from retail customers. The net decrease in federal and state income taxes in 1996 resulted primarily from a decrease in income before taxes ($18 million), which was primarily related to restructuring charges recorded in 1996. The net increase of $15 million in federal and state income taxes in 1995 resulted primarily from an increase in income before taxes. Note C to the Consolidated Financial Statements provides a further analysis of income tax expenses.

The combined decreases in allowances for funds used during construction in 1996 and 1995 were $2 million and $6 million, respectively, and reflect decreases in capital expenditures due to substantial completion of the program to comply with Phase I of the CAAA.

The increase in interest on long-term debt associated with the June 1995 issuance of $70 million of Quarterly Income Debt Securities (QUIDS) was offset in 1996 by decreased interest on first mortgage bonds due primarily to refinancings to lower rate securities in 1995 and the redemption of $27 million of first mortgage bonds in 1995. Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates. The increase in other interest expense in 1996 resulted primarily from interest on overcollections on the fuel cost portion of customer billings.



Environmental and Other Issues

In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions. Contingencies and uncertainties related to the restructuring of the electric utility industry and the recently passed Pennsylvania restructuring legislation are discussed in Competition in Core Business on page M-35.

The significant costs of complying with Phase I of the CAAA have essentially been incurred and are being recovered currently from customers in rates. Studies to evaluate cost-effective options to comply with Phase II SO2 limits, including those which may be available from the use of the Company's banked emission allowances and from the emission allowance trading market, are continuing. It is expected that burner modifications, which have been completed at most of the System's stations, will satisfy the NOx emission reduction requirements for the acid rain (Title IV) provisions of the CAAA. Additional post-combustion controls may be mandated in Maryland, Pennsylvania, and West Virginia for ozone nonattainment (Title I) reasons.

The Company previously reported that the Environmental Protection Agency had identified the Company and its affiliates and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. The Company has also been named as a defendant along with multiple other affiliated and nonaffiliated defendants in pending asbestos cases involving one or more plaintiffs. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of these claims will not have a material effect on its financial position.


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

Construction expenditures in 1996 were $131 million and, for 1997 and 1998, are estimated at $140 million and $123 million, respectively. The 1997 and 1998 estimated expenditures include $17 million and $29 million, respectively, for construction of environmental control technology. Expenditures in the future to cover the costs of compliance with Phase II of the CAAA may be significant depending on the method chosen to meet the requirements. Based on current forecasts and considering the reactivation and repowering of capacity in cold reserve, peak diversity exchange arrangements, and a power supply agreement with affiliates, it is anticipated that generating capacity will be sufficient to meet the Company's needs until the year 2000 or beyond.
It is the Company's goal to constrain future base capital spending, with the exception of mandated environmental expenditures, to the approximate level of depreciation currently in rates. The Company also has additional capital requirements for debt maturities (see Note J to the Consolidated Financial Statements).

Internal Cash Flows

Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $173 million in 1996 compared with $110 million in 1995. Current rate levels and reduced levels of capital expenditures permitted the Company to finance its entire capital expenditure program in 1996 and approximately 74% in 1995 through internal cash generation. It is expected that internal generation of cash over the next several years will continue to finance the majority of capital expenditures.

As a capital-intensive electric utility, the Company is affected by the rate of inflation. The inflation rate over the past several years has been relatively low and has not materially affected the Company's financial position. However, since utility revenues are currently based on rate regulation that generally only recognizes historical costs, cash flows based on recovery of historical plant may not be adequate to replace plant in future years.

The increase in current liabilities for restructuring activities is related primarily to payout provisions under employee severance packages. Materials and supplies continued to provide a source of cash in 1996, primarily related to lower contracted fuel prices and to maintaining optimum levels of inventories.

Financing

Short-term debt is used to meet temporary cash needs until the timing is considered appropriate to issue long-term securities. Short-term debt decreased $37 million to $33 million in 1996. At December 31, 1996, the Company had Securities and Exchange Commission authorization to issue up to $170 million of short-term debt. The Company and its regulated affiliates use an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. The Company anticipates that it will be able to meet its 1997 cash needs through internal cash generation.


COMPETITION IN CORE BUSINESS

In December 1996, Pennsylvania became only the fourth state in the country to enact legislation on retail competition and electric utility restructuring. The transition to competition in Pennsylvania will be phased in over the periods described below. The legislation includes the following major provisions:

All electric utilities in Pennsylvania must file a restructuring plan by September 30, 1997, to implement direct access to a competitive market for electric generation. The plan must include unbundled rates for generation, jurisdictional transmission, distribution and other services, a proposed mechanism for recovery of stranded costs, and a proposed universal service and energy conservation cost recovery mechanism. The Company is scheduled to make its filing on or about June 1, 1997.

Retail customer choice will be phased in beginning with one-third of retail customers in the year 1999, another one-third in 2000, and the remaining customers in 2001.

Retail rates will be capped for at least 4-1/2 years for transmission and distribution charges and for as long as 9 years for generation charges. A utility may be exempted from the caps only under very specific circumstances as determined by the PUC.

Pennsylvania utilities are permitted to recover PUC-approved transition or stranded costs over several years; however, the utilities are required to mitigate these costs to the extent practicable.


The Company is currently evaluating the new legislation to formulate its plan to implement direct access to a competitive market. As required in the legislation, in 1997 the Company and other Pennsylvania electric utilities are required to implement Retail Customer Choice Pilot Programs for up to 5% of the peak load of their customers. This will result in customers with as much as 165 MW of the Company's retail load being eligible to choose an alternate supplier of generation. The Company on the other hand anticipates the opportunity to offer capacity and/or energy to customers of other Pennsylvania utilities' pilot programs. The Company cannot predict the ultimate effect of this legislation, but the issues being evaluated include:

Stranded Cost Recovery - Stranded costs can generally be described as mandated costs (such as regulatory assets and obligations under PURPA contracts) and fixed costs of generating facilities in excess of market value. The Pennsylvania legislation permits recovery of both types from customers through a competitive transition charge (CTC), with the provision that utilities have an obligation to mitigate stranded costs to the extent practicable. Over the nine-year CTC recovery period, all Pennsylvania utilities are permitted a CTC charge to recover fixed costs in excess of market. Because the Company has no high cost nuclear power stations, its CTC charge for fixed costs in excess of market, if any, will be significantly less than the other utilities. The Company is concerned that it may be placed at a significant competitive disadvantage in the first several phase-in years because other utilities with excess capacity may be willing to sell energy at marginal cost rates, lower than the Company's full-cost rates, until the excess capacity is used. Under this possibility, the Company would have stranded fixed costs in the early years. The Company's restructuring plan filing on or about June 1, 1997, will address this issue.

Applicability of SFAS No. 71 - In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's financial statements reflect assets and liabilities based on current cost-based ratemaking regulation. Once the Pennsylvania transition to full retail competition is completed, the Company may not meet the criteria for applying SFAS No. 71 to its generation operations and assets. In that event, any remaining related regulatory assets and liabilities, if any, would be written off, and any related long-lived fixed and intangible assets would need to be evaluated for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Because of the provisions in the new legislation related to stranded cost recovery, the Company does not believe any such write-offs or charges should be required.

Rate Caps - As a result of the Pennsylvania legislation, the Company's rates, including its energy cost rates, have been capped effective January 1, 1997. The legislation did not eliminate the ECR tracking procedure and left to PUC discretion the method of future rate adjustments for energy costs. In 1997, the Company is reviewing its option to file a Petition with the PUC to roll the energy cost rates into its base rates. Upon receipt of a PUC order to that effect, which is expected if a Petition is filed, the Company would then assume the risks of increases in the costs of fuel and purchased power and any declines in bulk power transaction sales. However, the Company would also retain the benefits of decreases in such costs and increases in such sales. The Company would accomplish this result by discontinuance of deferred fuel accounting.

Initiatives on comprehensive retail competition at the federal government level are also being undertaken. The Company believes that a federal framework of legislation to speed customer choice and provide a uniform framework for rules is necessary because of differences among the states. The System, including the Company, supports deregulation of all generation, regulation of transmission by the FERC, and regulation of distribution by the states. The System, including the Company, joined with seven other electric utilities in 1996 to form the Partnership for Customer Choice whose purpose is to seek enactment of federal legislation to bring choice to electrical customers no later than the year 2000. The legislation sought would deregulate the generation of electric power, creating a free market for electricity.

The System is also advocating federal legislation to repeal Section 210 of PURPA and the Public Utility Holding Company Act of 1935. Both of these laws severely impede the Company's ability to compete on equal terms with both utility and nonutility electric providers who are not subject to their requirements.

                                                Allegheny Generating Company


MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Review of Operations

As described under Liquidity and Capital Requirements, revenues are determined under a cost of service formula rate schedule. Therefore, if all other factors remain equal, revenues are expected to decrease each year due to a normal continuing reduction in the Company's net investment in the Bath County station and its connecting transmission facilities upon which the return on investment is determined. The net investment (primarily net plant less deferred income taxes) decreases to the extent that provisions for depreciation and deferred income taxes exceed net plant additions. Revenues for 1996 and 1995 decreased due to a reduction in net investment and reduced operating expenses and, additionally for 1996, due to the decrease in the Company's return on equity (ROE) from 11.2% to 11% described below.

The decrease in operating expenses in 1995 resulted from a decrease in federal income taxes due to a decrease in income before taxes ($1.2 million) combined with a decrease in operation and maintenance expense ($1.0 million).

The decrease in interest on long-term debt in 1996 was primarily the result of a decrease in the average amount of long-term debt outstanding. The increase in other interest in 1995 was due to cash needs for refunds mandated in rate case proceedings (see Liquidity and Capital Requirements).
Liquidity and Capital Requirements

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

The Company's rates are set by a formula filed with and previously accepted by the FERC. The only component which changes is the ROE. Through February 29, 1992, the Company's ROE was adjusted annually pursuant to a settlement agreement approved by the Federal Energy Regulatory Commission (FERC). In December 1991, the Company filed for a continuation of the existing ROE of 11.53% and other parties (the Consumer Advocate Division of the Public Service Commission of West Virginia, Maryland People's Counsel, and Pennsylvania Office of Consumer

Advocate, filed to reduce the ROE. A settlement agreement was filed with the FERC on January 12, 1995, which reduced the Company's ROE from 11.53% to 11.13% for the period from March 1, 1992 through December 31, 1994, and increased the Company's ROE to 11.2% for the period from January 1, 1995 through December 31, 1995. This settlement was approved by the FERC on March 23, 1995. Refunds were made by the Company of revenues collected between March 1, 1992 and March 23, 1995 in excess of these levels. On December 21, 1995, the Company submitted a negotiated settlement to the FERC to address the Company's ROE effective after 1995. Interested parties representing less than 2% of the Company's eventual revenues filed exceptions. Under the terms of the settlement, the Company's ROE for 1996 would be 11%. For 1997 and 1998 the ROE would be set by a formula based upon the yields of 10-year constant maturity U.S. Treasury securities. However, the change in ROE from the previous year's value cannot exceed 50 basis points. On February 20, 1996, the FERC instituted an investigation of the proposed rate. Subsequently, the parties who filed exceptions removed their exceptions and accepted the settlement agreement providing for a 1996 return on equity of 11% and an ROE adjustment mechanism for future years.
Pursuant to a settlement agreement filed April 4, 1996, with the FERC, the Company's ROE was set at 11% for 1996 and will continue at that rate until the time any affected party seeks renegotiation of the ROE.
Notice of such intent to seek a revision in ROE must be filed during a notice period each year between November 1 and November 15. No requests for change were filed during the 1996 notice period. Therefore, the Company's ROE will remain at 11% for 1997.

Through a filing completed on October 31, 1994, the Company sought FERC approval to add a prior tax payment of approximately $12 million to rate base which will produce about $1.4 million in additional annual revenues. The FERC accepted the Company's filing and ordered the increase to become effective June 1, 1995.

In July 1996, the Company filed a request with the Securities and Exchange Commission (SEC) for authority to pay common dividends from time to time through December 31, 2001, out of capital to the extent permitted under applicable corporation law and any applicable financing agreements which restrict distributions to shareholders. Due to the nature of being a single asset company with declining capital needs, the Company systematically reduces capitalization each year as its asset depreciates. This has resulted in the payment of dividends in excess of current earnings and the reduction of retained earnings. The Company's goal is to retire debt and pay dividends in amounts necessary to maintain a 45% common equity position. The payment of dividends out of capital surplus will not be detrimental to the financial integrity or working capital of either the Company or its parents, nor will it adversely affect the protections due debt security holders. On September 19, 1996, the SEC approved the Company's request to pay common dividends out of capital.

An internal money pool accommodates intercompany short-term borrowing needs to the extent that certain of the Company's regulated affiliates have funds available.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements



                                                                     Index

                                                     Monon-         Potomac         West
                                         APS         gahela         Edison          Penn            AGC


Report of Independent Accountants        F-1          F-19           F-32           F-48            F-67

Statement of Income for
  the three years ended
  December 31, 1996                      F-2          F-20           F-33           F-49            F-68

Statement of Retained Earnings
  for the three years ended
  December 31, 1996                       -           F-20           F-33           F-49            F-68

Statement of Cash Flows for
  the three years ended
  December 31, 1996                      F-3          F-21           F-34           F-50            F-69

Balance Sheet at December 31,
  1996 and 1995                          F-4          F-22           F-35           F-51            F-70

Statement of Capitalization at
  December 31, 1996 and 1995             F-5          F-23           F-36           F-52             -

Statement of Common Equity for
  the three years ended
  December 31, 1996                      F-6           -              -              -               -

Notes to financial statements            F-7          F-24           F-37           F-53            F-70

Financial Statement Schedules -

  Schedules - for the three years
    ended December 31, 1996              45            45              45             45              45

II  Valuation and qualifying
       accounts                          S-1          S-2            S-3            S-4              -



All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

                     Allegheny Power System


Report of Independent Accountants
To the Board of Directors and the Shareholders of Allegheny Power System, Inc.

      In our opinion, the accompanying consolidated balance sheet, consolidated statements of capitalization and of common equity and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of Allegheny Power System, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in 1994.



Price Waterhouse LLP
New York, New York
February 5, 1997

Consolidated Statement of Income
Year ended December 31

(Thousands of Dollars Except for Per Share Data)                        1996             1995            1994
Electric Operating Revenues:
Residential                                                        $    932,235     $    926,966    $    863,725
Commercial                                                              492,726          493,696         459,303
Industrial                                                              752,905          770,251         728,009
Wholesale and other (Note A)                                             74,260           66,147          65,795
Bulk power transactions, net (Note A)                                    75,523           58,151          67,797
Total Operating Revenues                                              2,327,649        2,315,211       2,184,629

Operating Expenses:
Operation:
Fuel                                                                    513,210          508,533         547,241
Purchased power and exchanges, net (Note A)                             184,357          178,103         173,825
Deferred power costs, net (Note A)                                       15,621           47,796          11,805
Other                                                                   299,817          290,501         285,007
Maintenance                                                             243,314          249,477         241,913
Restructuring charges and asset write-offs (Note B)                     103,865           23,440           9,178
Depreciation                                                            263,246          256,316         223,883
Taxes other than income taxes                                           185,373          184,729         183,060
Federal and state income taxes (Note C)                                 127,992          154,203         125,913
Total Operating Expenses                                              1,936,795        1,893,098       1,801,825
Operating Income                                                        390,854          422,113         382,804
Other Income and Deductions:
Allowance for other than borrowed funds used during
  construction (Note A)                                                   3,157            4,473          11,966
Other income, net                                                         4,370            6,224           1,509
Total Other Income and Deductions                                         7,527           10,697          13,475
Income Before Interest Charges and Preferred Dividends                  398,381          432,810         396,279
Interest Charges and Preferred Dividends:
Interest on long-term debt                                              166,387          167,199         153,668
Other interest                                                           15,398           14,417          10,394
Allowance for borrowed funds used during construction
  (Note A)                                                               (2,731)          (3,713)         (7,630)
Dividends on preferred stock of subsidiaries                              9,280           15,215          20,096
Total Interest Charges and Preferred Dividends                          188,334          193,118         176,528
Consolidated Income Before Cumulative Effect of
  Accounting Change                                                     210,047          239,692         219,751
Cumulative Effect of Accounting Change,
   net (Note A)                                                                                           43,446
Consolidated Net Income                                            $    210,047     $    239,692     $   263,197
Common Stock Shares Outstanding (average)                           121,141,446      119,863,753     118,272,373
Earnings Per Average Share:
Consolidated income before cumulative
  effect of accounting change                                             $1.73            $2.00           $1.86
Cumulative effect of accounting change, net (Note A)                                                         .37
Consolidated net income                                                   $1.73            $2.00           $2.23



See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows
Year ended December 31



(Thousands of Dollars)                                                1996             1995            1994
Cash Flows from Operations:
Consolidated net income                                            $210,047         $239,692        $263,197
Depreciation                                                        263,246          256,316         223,883
Deferred investment credit and income taxes, net                     20,887           27,019          25,684
Deferred power costs, net                                            15,621           47,796          11,805
Allowance for other than borrowed funds used
  during construction                                                (3,157)          (4,473)        (11,966)
Restructuring liability (Note B)                                     55,544           14,435
Cumulative effect of accounting change before
  income taxes (Note A)                                                                              (72,333)
Changes in certain current assets and liabilities:
Accounts receivable, net, excluding cumulative
  effect of accounting change (Note A)                               19,570          (63,370)          9,666
Materials and supplies                                               15,507           20,358         (20,519)
Accounts payable                                                      1,739          (45,387)          3,119
Taxes accrued                                                          (181)           3,060          (5,792)
Interest accrued                                                        878           (2,326)          3,452
Other, net                                                           (8,780)         (14,685)          9,957
                                                                    590,921          478,435         440,153
Cash Flows from Investing:
Utility construction expenditures                                  (289,454)        (319,050)       (508,254)
Nonutility investments                                             (180,245)          (1,076)
Allowance for other than borrowed funds used
  during construction                                                 3,157            4,473          11,966
                                                                   (466,542)        (315,653)       (496,288)
Cash Flows from Financing:
Sale of common stock                                                 33,847           34,514          34,709
Sale of preferred stock                                                                               49,635
Retirement of preferred stock                                                       (162,171)         (1,190)
Issuance of long-term debt and QUIDS                                160,000          482,856         197,098
Retirement of long-term debt                                        (54,143)        (392,715)        (26,000)
Short-term debt, net                                                (43,988)          73,600          (3,818)
Cash dividends on common stock                                     (204,720)        (197,764)       (193,951)
                                                                   (109,004)        (161,680)         56,483
Net Change in Cash and Temporary Cash
  Investments (Note A)                                               15,375            1,102             348
Cash and Temporary Cash Investments at January 1                      3,867            2,765           2,417
Cash and Temporary Cash Investments at December 31                 $ 19,242         $  3,867        $  2,765

Supplemental Cash Flow Information
Cash paid during the year for:
Interest (net of amount capitalized)                               $169,200         $178,239        $148,016
Income taxes                                                        132,037          126,386         122,343


See accompanying notes to consolidated financial statements.


Consolidated Balance Sheet
As of December 31

(Thousands of Dollars)                                                                 1996            1995
Assets
Property, Plant, and Equipment:
At original cost, including $202,259,000 and $147,467,000
 under construction                                                                 $8,206,213      $7,812,670
Accumulated depreciation                                                            (2,910,022)     (2,700,077)
                                                                                     5,296,191       5,112,593
Investments and Other Assets:
Subsidiaries consolidated-excess of cost over book equity at
  acquisition (Note A)                                                                  15,077          15,077
Benefit plans' investments (Note A)                                                     63,197          47,545
Other                                                                                    4,359           2,981
                                                                                        82,633          65,603
Current Assets:
Cash and temporary cash investments (Note I)                                            19,242           3,867
Accounts receivable:
Electric service, net of $15,052,000 and $13,047,000
  uncollectible allowance (Note A)                                                     280,154         305,988
Other                                                                                   22,188          15,924
Materials and supplies-at average cost:
Operating and construction                                                              82,057          86,421
Fuel                                                                                    60,755          71,898
Prepaid taxes                                                                           62,110          45,404
Deferred income taxes                                                                   39,428          28,655
Other                                                                                   16,324          13,164
                                                                                       582,258         571,321
Deferred Charges:
Regulatory assets (Note H)                                                             565,185         602,360
Unamortized loss on reacquired debt                                                     53,403          57,255
Other                                                                                   38,840          38,183
                                                                                       657,428         697,798
Total                                                                               $6,618,510      $6,447,315

Capitalization and Liabilities
Capitalization:
Common stock, other paid-in capital, and
  retained earnings (Note D)                                                        $2,169,091      $2,129,917
Preferred stock (Note J)                                                               170,086         170,086
Long-term debt and QUIDS (Note J)                                                    2,397,149       2,273,226
                                                                                     4,736,326       4,573,229
Current Liabilities:
Short-term debt (Note K)                                                               156,430         200,418
Long-term debt due within one year (Note J)                                             26,900          43,575
Accounts payable                                                                       147,161         145,422
Taxes accrued:
Federal and state income                                                                 7,173          15,599
Other                                                                                   62,361          54,116
Interest accrued                                                                        40,630          39,752
Deferred power costs (Note A)                                                           22,845          26,735
Restructuring liability (Note B)                                                        56,101          14,435
Other                                                                                   57,436          56,477
                                                                                       577,037         596,529
Deferred Credits and Other Liabilities:
Unamortized investment credit                                                          141,519         149,759
Deferred income taxes                                                                1,000,023         985,804
Regulatory liabilities (Note H)                                                         93,216          97,970
Other                                                                                   70,389          44,024
                                                                                     1,305,147       1,277,557
Commitments and Contingencies (Note L)
Total                                                                               $6,618,510      $6,447,315


See accompanying notes to consolidated financial statements.


Consolidated Statement of Capitalization
As of December 31
                                                            (Thousands of Dollars)                (Capitalization Ratios)
                                                           1996                1995             1996                  1995
Common Stock:
Common stock of Allegheny Power System, Inc.-
$1.25 par value per share, 260,000,000
  shares authorized, outstanding 121,840,327
  and 120,700,809 shares                               $  152,300       $  150,876
Other paid-in capital                                   1,028,124          995,701
Retained earnings (Note D)                                988,667          983,340
Total                                                   2,169,091        2,129,917            45.8%                   46.6%
Preferred Stock of Subsidiaries-cumulative,
  par value
  $100 per share, authorized 9,975,688
    shares (Note J):
        December 31, 1996
                 Shares           Regular Call Price
  Series         Outstanding      Per Share

  3.60% - 4.80%  650,861          $103.75 to $110.00       65,086           65,086
  $5.88 - $7.73  650,000          $102.85 to $102.86       65,000           65,000
Auction
  4.02% - 4.25%  400,000          $100.00                  40,000           40,000

Total (annual dividend requirments $9,213,669)            170,086          170,086             3.6%                    3.7%

Long-Term Debt and QUIDS of Subsidiaries (Note J):

First mortgage bonds:    December 31, 1996
  Maturity               Interest Rate-%
  1996 - 2000            5 1/2 - 6 1/2                    257,000          293,000
  2002 - 2004            6 3/8 - 7 7/8                    175,000          175,000
  2006 - 2007            7 1/4 - 8                        120,000          120,000
  2021 - 2025            7 5/8 - 8 7/8                    925,000          925,000
Debentures due
  2003 - 2023            5 5/8 - 6 7/8                    150,000          150,000
Quarterly Income Debt
  Securities due 2025    8.00                             155,457          155,457
Secured notes due
  1998 - 2024            4.95 - 6.875                     368,300          368,300
Unsecured notes due
  1996 - 2012            6.10 - 6.40                       26,295           27,495
Installment purchase
 obligations due 1998    6.875                             19,100           19,100
Commercial paper         7.00                              19,992           30,561
Medium-term notes due
  1996 - 2001            5.75 - 7.93                      230,600           76,975
Unamortized debt discount and premium, net                (22,695)         (24,087)
Total  (annual interest requirements $175,450,447)     2,424,049        2,316,801
Less current maturities                                   (26,900)         (43,575)
Total                                                   2,397,149        2,273,226            50.6%                   49.7%
Total Capitalization                                   $4,736,326       $4,573,229           100.0%                   100.0%


See accompanying notes to consolidated financial statements.

Consolidated Statement of Common Equity
Year ended December 31


                                                                                      (Thousands of Dollars)

                                                                                    Other            Retained         Total
                                                   Shares           Common          Paid-In          Earnings         Common
                                                   Outstanding      Stock           Capital          (Note D)         Equity

Balance at January 1, 1994                         117,663,582      $147,079        $   931,063      $877,673     $ 1,955,815
Add:
Sale of common stock, net of expenses:
Dividend Reinvestment and Stock
Purchase Plan and Employee Stock
Ownership and Savings Plan                           1,629,372         2,037             32,988                        35,025
Consolidated net income                                                                               263,197         263,197
Deduct:
Dividends on common stock of the
Company (cash)                                                                                        193,951         193,951
Expenses related to common stock                                                            316                           316
Expenses related to subsidiary
companies' preferred stock transactions                                                     466                           466

Balance at December 31, 1994                       119,292,954      $149,116        $   963,269      $946,919      $2,059,304

Add:
Sale of common stock, net of expenses:
Dividend Reinvestment and Stock
Purchase Plan and Employee Stock
Ownership and Savings Plan                           1,407,855         1,760             32,754                        34,514
Consolidated net income                                                                               239,692         239,692
Deduct:
Dividends on common stock of the
Company (cash)                                                                                        197,764         197,764
Expenses related to subsidiary
companies' preferred stock transactions                                                     322         5,507           5,829

Balance at December 31, 1995                       120,700,809      $150,876        $   995,701      $983,340      $2,129,917

Add:
Sale of common stock, net of expenses:
Dividend Reinvestment and Stock
Purchase Plan and Employee Stock
Ownership and Savings Plan                           1,139,518         1,424             32,423                        33,847
Consolidated net income                                                                               210,047         210,047
Deduct:
Dividends on common stock of the
Company (cash)                                                                                        204,720         204,720

Balance at December 31, 1996                       121,840,327      $152,300         $1,028,124      $988,667      $2,169,091


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(These notes are an integral part of the consolidated financial statements.)
Note A: Summary of Significant Accounting Policies

        Allegheny Power System, Inc. (the Company) is an electric utility holding company that derives substantially all of its income from the electric utility operations of its regulated subsidiaries, Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company. These subsidiaries jointly own Allegheny Generating Company (AGC), which owns and sells to its parents 840 megawatts (MW) of pumped-storage generating capacity. The principal markets for the System's electric sales are in the states of Pennsylvania, West Virginia, Maryland, Virginia, and Ohio. In 1996, revenues from 50 of its largest electric utility customers provided approximately 20% of the System's retail revenues. The Company also has a wholly owned nonutility subsidiary, AYP Capital, Inc. (AYP Capital), formed in 1994, which is involved primarily in energy-related services, development of wholesale nonutility power generation, and other energy-related businesses.

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

Consolidation
        The Company owns all of the outstanding common stock of its subsidiaries. The consolidated financial statements include the accounts of the Company and all subsidiary companies after elimination of intercompany transactions.

Use of Estimates
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period, which in the normal course of business are subsequently adjusted to actual results.

Revenues
        Revenues, including amounts resulting from the application of fuel and energy cost adjustment clauses, are recognized in the same period in which the related electric services are provided to customers, by recording an estimate for unbilled revenues for services provided from the meter reading date to the end of the accounting period. Revenues from nonregulated activities are recorded in the period earned.

Deferred Power Costs, Net
        The costs of fuel, purchased power, and certain other costs, and revenues from sales to other utilities, including transmission services, are deferred until they are either recovered from or credited to customers under fuel and energy cost recovery procedures.

Property, Plant, and Equipment
        Utility property, plant, and equipment are stated at original cost, less contributions in aid of construction, except for capital leases, which are recorded at present value. Cost includes direct labor and material, allowance for funds used during construction (AFUDC) on utility property for which construction work in progress is not included in rate base, and such indirect costs as administration, maintenance, and depreciation of transportation and construction equipment, and postretirement benefits, taxes, and other fringe benefits related to employees engaged in construction.

        The cost of depreciable utility property units retired, plus removal costs less salvage, are charged to accumulated depreciation.

Allowance for Funds Used During Construction
        AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized by the regulated subsidiaries as a cost of utility property, plant, and equipment with offsetting credits to other income and interest charges. Rates used by the subsidiaries for computing AFUDC in 1996, 1995, and 1994 averaged 8.41%, 8.73%, and 9.00%, respectively. AFUDC is not included in the cost of such construction when the cost of financing the construction is being recovered through rates.

Depreciation and Maintenance
        Provisions for utility depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.5% of average depreciable property in 1996 and 1995 and 3.3% in 1994. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

Nonutility Property
        Nonutility property is stated at cost and is depreciated by the straight-line method over its estimated useful life.

Investments
        The investment in subsidiaries consolidated represents the excess of acquisition cost over book equity (goodwill) prior to 1966. Goodwill is not being amortized because, in management's opinion, there has been no reduction in its value.

        Benefit plans' investments primarily represent the estimated cash surrender values of purchased life insurance on qualifying management employees under executive life insurance, and supplemental executive retirement plans. Payment of future premiums will fully fund these benefits.

Temporary Cash Investments
        For purposes of the consolidated statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Regulatory Deferrals
        In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's consolidated financial statements reflect assets and liabilities based on current cost-based ratemaking regulation.

Income Taxes
        Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. For the regulated subsidiaries, differences between income tax expense computed on the basis of financial accounting income and taxes payable based on taxable income are accounted for substantially in accordance with the accounting procedures followed for ratemaking purposes. Deferred tax assets and liabilities represent the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities computed utilizing the most current tax rates.

        Provisions for federal income tax were reduced in previous years by investment credits, and amounts equivalent to such credits were charged to income with concurrent credits to a deferred account. These balances are being amortized over the estimated service lives of the related properties.

Postretirement Benefits
        The subsidiaries have a noncontributory, defined benefit pension plan covering substantially all employees, including officers. Benefits are based on the employee's years of service and compensation. The funding policy is to contribute annually at least the minimum amount required under the Employee Retirement Income Security Act and not more than can be deducted for federal income tax purposes.

        The subsidiaries also provide partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which comprise the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. The funding plan for these costs is to contribute the maximum amount that can be deducted for federal income tax purposes. Funding of these benefits is made primarily into Voluntary Employee

Beneficiary Association trust funds. Medical benefits are self-insured; the life insurance plan is paid through insurance premiums.

Bulk Power Transactions Reclassification
        Effective in 1996, the regulated subsidiaries changed their method of reporting certain bulk power transmission transactions with nonaffiliated utilities and reclassified prior years' bulk power and other revenues and operation expenses to achieve a consistent presentation. In prior years, some use of the subsidiaries' transmission system was recorded as purchased power from selling utilities and as sales of power to buying utilities. The benefit to the subsidiaries was the difference between the two. Because of new FERC requirements, the subsidiaries predominantly do not "buy" and "sell" such energy, but rather a transmission fee is charged.

        Under the new reporting method, all such transactions are recorded on a net revenue basis. The effect of the reclassifications was to reduce amounts previously reported for bulk power transactions revenues and operation expenses by $333 million and $267 million for 1995 and 1994, respectively, with no change in operating income or consolidated net income.

Accounting Change
        Effective January 1, 1994, the regulated subsidiaries changed their revenue recognition method to include the accrual of estimated unbilled revenues for electric services. The cumulative effect of this accounting change for years prior to 1994, which is shown separately in the consolidated statement of income for 1994, resulted in a benefit of $43.4 million (after related income taxes of $28.9 million), or $.37 per share of common stock. The effect of the change on 1994 consolidated income before the cumulative effect of accounting change is not material.

Note B: Restructuring Charges and Asset Write-Offs
        In 1996, the Company and its subsidiaries essentially completed their restructuring initiatives undertaken in 1995, simplifying the management structure and streamlining operations. During 1996, restructuring activities included consolidating operating divisions, customer services, and other functions. By reorganizing and eliminating certain processes and consolidating common decentralized functions, the Company and its subsidiaries have reduced employment by about 1,000 employees since October 1994. These reductions were accomplished through a voluntary separation plan, attrition, and layoffs.

        In 1996 and 1995, the subsidiaries recorded restructuring charges of $93.1 million ($56.2 million after tax) and $16.0 million ($9.6 million after tax) in operating expenses, including all restructuring charges associated with the reorganization, which is essentially complete. These charges reflect liabilities and payments for severance, employee termination costs, and other restructuring costs. The restructuring liability consists of:


(Thousands of Dollars)                                                                 1996             1995
Restructuring liability (before tax):
  Balance at the beginning of period                                                 $14,435
     Accruals                                                                         93,103          $15,994
Less payments                                                                        (37,559)          (1,559)
  Balance at end of period                                                           $69,979*         $14,435
* Includes $13,878,000 for benefit plans curtailment liabilities and special termination benefits which are primarily recorded in other deferred credits.


        In 1996 and 1994, the regulated subsidiaries wrote off $10.8 million ($6.3 million after tax) and $9.2 million ($5.3 million after tax), respectively, of previously accumulated costs related to a proposed transmission line and a potential future power plant site. In the industry's more competitive environment, it was no longer reasonable to assume future recovery of these costs in rates.

        In connection with changes in inventory management objectives, the regulated subsidiaries in 1995 also recorded $7.4 million ($4.5 million after tax) for the write-off of obsolete and slow-moving materials.

Note C: Income Taxes

Details of federal and state income tax provisions are:



(Thousands of Dollars)                                         1996            1995             1994
Income taxes - current:
  Federal                                                   $  83,456       $112,482         $114,263
  State                                                        26,004         17,375           15,633
Total                                                         109,460        129,857          129,896
Income taxes - deferred, net of amortization                   29,129         35,279           33,994
Amortization of deferred investment credit                     (8,242)        (8,260)          (8,310)
Total income taxes                                            130,347        156,876          155,580
Income taxes - charged to other income and deductions          (2,355)        (2,673)            (780)
Income taxes - charged to accounting change
(including state income taxes)                                                                (28,887)
Income taxes - charged to operating income                   $127,992       $154,203         $125,913


The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35% to financial accounting income, as set forth below:

(Thousands of Dollars)                                         1996            1995             1994
Financial accounting income before
  cumulative effect of accounting change,
  preferred dividends, and income taxes                      $347,319       $409,110         $369,598
Amount so produced                                           $121,600       $143,200         $129,400
Increased (decreased) for:
Tax deductions for which deferred tax was not provided:
Lower tax depreciation                                         12,600         13,500            8,000
Plant removal costs                                            (1,900)        (3,500)          (5,600)
State income tax, net of federal income tax benefit            14,100         16,300           11,600
Amortization of deferred investment credit                     (8,242)        (8,260)          (8,310)
Other, net                                                    (10,166)        (7,037)          (9,177)
  Total                                                      $127,992       $154,203         $125,913
Federal income tax returns through 1993 have been
  examined and substantially settled through 1991.
  At December 31, the deferred tax assets and
  liabilities consist of the following:

(Thousands of Dollars)                                                           1996            1995
Deferred tax assets:
Unamortized investment tax credit                                           $   88,371       $   92,715
Tax interest capitalized                                                        35,286           35,029
Contributions in aid of construction                                            22,136           21,111
Restructuring                                                                   19,870            5,713
Postretirement benefits other than pensions                                     13,599            8,671
Deferred power costs, net                                                        6,053            7,483
Unbilled revenue                                                                 1,110           12,187
Other                                                                           51,460           37,961
                                                                               237,885          220,870
Deferred tax liabilities:
 Book vs. tax plant basis differences, net                                   1,125,936        1,108,948
Other                                                                           72,544           69,071
                                                                             1,198,480        1,178,019
Total net deferred tax liabilities                                             960,595          957,149
Add portion above included in current assets                                    39,428           28,655
Total long-term net deferred tax liabilities                                $1,000,023       $  985,804


Note D:
Dividend Restriction

        Supplemental indentures relating to certain outstanding bonds of Monongahela Power Company and West Penn Power Company contain dividend restrictions under the most restrictive of which $121,015,000 of consolidated retained earnings at December 31, 1996, is not available for cash dividends on their common stocks, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by a subsidiary as a capital contribution or as the proceeds of the issue and sale of shares of such subsidiary's common stock.

Note E: Pension Benefits

Net pension costs, a portion of which (about 25% to 30%) was charged to plant construction, included the following components:



(Thousands of Dollars)                                         1996            1995             1994
Service cost - benefits earned                              $14,881         $  13,695        $14,940
Interest cost on projected benefit obligation                41,500            39,901         38,630
Actual return on plan assets                                (56,939)         (107,972)           (61)
Net amortization and deferral                                   665            56,451        (48,983)
Pension cost                                                    107             2,075          4,526
Reversal of previous deferrals                                  760               760          6,681
Total pension cost                                          $   867         $   2,835        $11,207

The benefits earned to date and funded status at December 31 using a measurement date of September 30 were as follows:

(Thousands of Dollars)                                                         1996             1995
Actuarial present value of accumulated benefit
  obligation earned to date (including vested
  benefit of $467,126,000 and $432,922,000)                                 $495,703         $462,733
Funded status:
Actuarial present value of projected benefit obligation                     $586,473         $568,479
Plan assets at market value, primarily common stocks and
 fixed income securities                                                     691,063          666,740
Plan assets in excess of projected benefit obligation                       (104,590)         (98,261)
Add:
  Unrecognized cumulative net gain from past experience
    different from that assumed                                               95,189           94,809
  Unamortized transition asset, being amortized over 14
    years beginning January 1, 1987                                           12,590           15,736
Less unrecognized prior service cost due to plan amendments                   (7,280)          (9,510)
Pension cost (prepaid) liability at December 31                             $ (4,091)        $  2,774



        In determining the actuarial present value of the projected benefit obligation at September 30, 1996, 1995, and 1994, the discount rates used were 7.5%, 7.5%, and 7.75%, and the rates of increase in future compensation levels were 4.5%, 4.5%, and 4.75%, respectively. The expected long-term rate of return on assets was 9% in each of the years 1996, 1995, and 1994.

        The pension cost prepaid at December 31, 1996, includes the net result of a curtailment gain of $11.5 million and an expense for special termination benefits of $4.5 million associated with the workforce reduction.


Note F: Postretirement Benefits Other Than Pensions

The cost of postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents, a portion of which (about 25% to 30%) was charged to plant construction, included the following components:



(Thousands of Dollars)                                         1996            1995             1994
Service cost-benefits earned                                $  2,930        $ 2,919          $  3,058
Interest cost on accumulated postretirement
 benefit obligation                                           14,251         14,736            13,732
Actual (return) loss on plan assets                           (4,518)        (6,378)              135
Amortization of unrecognized transition obligation             7,272          7,272             7,300
Other net amortization and deferral                              852          5,163               206
Postretirement cost                                           20,787         23,712            24,431
Regulatory reversal (deferral)                                 1,975            492            (3,908)
Net postretirement cost                                      $22,762        $24,204           $20,523
The benefits earned to date and funded status at
  December 31 using a measurement date of
  September 30 were as follows:

(Thousands of Dollars)                                                         1996             1995
Accumulated postretirement benefit obligation:
Retirees                                                                    $148,008         $115,965
Fully eligible employees                                                      11,838           25,994
Other employees                                                               46,383           53,883
   Total obligation                                                          206,229          195,842
Plan assets at market value, in common stocks, fixed income
  securities, and short-term investments                                      55,802           39,875
Accumulated postretirement benefit obligation in excess of
  plan assets                                                                150,427          155,967
Less:
Unrecognized cumulative net loss from past experience different
  from that assumed                                                          (10,412)         (19,529)
Unrecognized transition obligation, being amortized over 20 years
 beginning January 1, 1993                                                  (102,926)        (123,628)
Postretirement benefit liability at September 30                              37,089           12,810
Fourth quarter contributions and benefit payments                             (4,200)          (9,313)
Postretirement benefit liability at December 31                             $ 32,889         $  3,497



        In determining the accumulated postretirement benefit obligation
(APBO) at September 30, 1996, 1995, and 1994, the discount rates used were 7.5%, 7.5%, and 7.75%, and the rates of increase in future compensation levels were 4.5%, 4.5%, and 4.75%, respectively. The expected long-term rate of return on assets was 8.25% in each of the years 1996, 1995, and 1994. For measurement purposes, a health care trend rate of 7% for 1997, declining to 6.5% in 1998 and beyond, and plan provisions which limit future medical and life insurance benefits, were assumed. Increasing the assumed health care trend rate by 1% in each year would increase the APBO at December 31, 1996, by $13.5 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by $1.3 million.

        The postretirement benefit liability at December 31, 1996, includes a curtailment loss of $14.6 million and an expense for special termination benefits of $6.2 million associated with the workforce reduction.


Note G: Nonutility Subsidiary Information
        AYP Capital has two wholly owned subsidiaries which were formed in 1996, AYP Energy, Inc. (AYP Energy) and Allegheny Communications
Connect, Inc. (ACC). AYP Energy is an exempt wholesale generator and power marketer. ACC is an exempt telecommunications company under the Public Utility Holding Company Act of 1935 (PUHCA). ACC's purpose is to develop nonutility opportunities in the deregulated communications market.

        AYP Capital's net loss was $2.9 million in 1996 and $.6 million in 1995. The following is a condensed consolidated balance sheet for AYP Capital. The allocation of net assets, including intangibles, related to the purchase of 276 MW at the Fort Martin Power Station will be completed in 1997. This financial information does not reflect the elimination of intercompany balances or transactions which are eliminated in the Company's consolidated financial statements.



(Thousands of Dollars)                                                         1996             1995
Assets:
Fort Martin Generating Station                                              $177,993
Other                                                                         29,728         $1,446
   Total                                                                    $207,721         $1,446
Capitalization & Liabilities:
Common equity                                                               $ 27,845         $1,266
Long-term debt                                                               160,000
Accounts payable                                                              15,126
Other liabilities                                                              4,750            180
   Total                                                                    $207,721         $1,446



Note H: Regulatory Assets and Liabilities

        The Company's utility operations are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of
Regulation." Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets, net of regulatory liabilities, reflected in the Consolidated Balance Sheet at December 31 relate to:


(Thousands of Dollars)                                                         1996             1995
Long-Term Assets (Liabilities), Net:
Income taxes, net                                                           $434,592         $460,237
Demand-side management                                                        15,748           16,024
Postretirement benefits                                                        7,750           10,484
Storm damage                                                                   4,973            6,409
Deferred power costs (reported in other deferred charges/credits)              4,024           (3,263)
Other, net                                                                     8,906           11,236
Subtotal                                                                     475,993          501,127
Current Assets (Liabilities), Net:
Income taxes, net                                                                926              972
Deferred power costs, net (portion included in other current assets)         (22,845)         (25,576)
Subtotal                                                                     (21,919)         (24,604)
    Net Regulatory Assets                                                   $454,074         $476,523



Note I: Fair Value of Financial Instruments

        The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:


                                                   1996                                1995
                                         Carrying         Fair               Carrying           Fair
(Thousands of Dollars)                    Amount          Value              Amount             Value
Assets:
Temporary cash investments            $      4,000   $      4,000          $      425       $      425
Life insurance contracts                    63,197         63,197              47,545           47,545
Liabilities:
Short-term debt                            156,430        156,430             200,418          200,418
Long-term debt and QUIDS                 2,446,744      2,455,705           2,340,888        2,409,080




        The carrying amount of temporary cash investments, as well as short-term debt, approximates the fair value because of the short maturity of those instruments. The fair value of long-term debt and QUIDS was estimated based on actual market prices or market prices of similar issues. The fair value of the life insurance contracts was estimated based on cash surrender value. The Company has no financial instruments held or issued for trading purposes.


Note J: Capitalization

Preferred Stock
        All of the preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 a share. The holders of West Penn Power Company's market auction preferred stock are entitled to dividends at a rate determined by an auction held the business day preceding each quarterly dividend payment date.

Long-Term Debt and QUIDS
        Maturities for long-term debt for the next five years are: 1997, $26,900,000; 1998, $185,400,000; 1999, $4,300,000; 2000, $165,292,000;
and 2001, $165,300,000. Substantially all of the properties of the subsidiaries are held subject to the lien securing each subsidiary's first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes.

        In 1996, AYP Energy issued $160 million of medium-term notes under an arrangement provided by a syndicate of eight banks. The debt is priced at a floating rate based on the 90-day London Interbank Offering Rate plus a spread. AYP Energy entered into a floating-to-fixed interest rate swap to fix the rate at 6.78% to hedge against fluctuations in interest rates. Interest rate differentials to be paid or received are recorded as adjustments to interest expense. Throughout the five-year period, the floating rate may be above or below the fixed rate, but is only relevant in the event of termination prior to maturity. AYP
Energy's obligation under the Credit Agreement is supported by the Company.

        Commercial paper borrowings issuable by AGC are backed by a revolving credit agreement with a group of six banks, which provides for loans of up to $50 million at any one time outstanding through 2000. Each bank has the option to discontinue its loans after 2000 upon three years' prior written notice. Without such notice, the loans are automatically extended for one year. However, to the extent that funds are available from the Company and its regulated subsidiaries, AGC borrowings are made through an internal money pool as described in Note K.

Note K: Short-Term Debt

        To provide interim financing and support for outstanding commercial paper, lines of credit have been established with several banks. The Company and its regulated subsidiaries have fee arrangements on all of their lines of credit and no compensating balance requirements. At December 31, 1996, unused lines of credit with banks were $325,000,000.

        In addition to bank lines of credit, an internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available. Short-term debt outstanding for 1996 and 1995 consisted of:



(Thousands of Dollars)                                                            1996                     1995
Balance and interest rate at end of year:
Commercial Paper                                                            $156,430 - 6.22%         $148,768 - 5.97%
Notes Payable to Banks                                                                                 51,650 - 5.96%
Average amount outstanding and interest rate during the year:
Commercial Paper                                                              90,722 - 5.47%           97,689 - 6.08%
Notes Payable to Banks                                                        13,862 - 5.51%           21,134 - 6.00%



Note L: Commitments and Contingencies

Construction Program
        The regulated subsidiaries have entered into commitments for their construction programs, for which expenditures are estimated to be $322 million for 1997 and $324 million for 1998. Construction expenditure levels in 2000 and beyond will depend upon future generation requirements, as well as the strategy eventually selected for complying with Phase II of the Clean Air Act Amendments of 1990.

Nonutility Operations
        In 1996, AYP Energy was formed as a subsidiary of AYP Capital to operate as a power marketer in the wholesale electricity market. In October 1996, AYP Energy finalized the purchase of a 50% interest (276
MW) in a power station unit, selling the output as an exempt wholesale generator in the wholesale market. Power marketing is essentially participation in a commodity market which creates certain exposures. AYP Energy expects to use exchange-traded and over-the-counter futures, options, and swap contracts both to hedge its exposure to changes in electric power prices and for trading purposes.

        The Company is currently committed to invest up to an additional $7 million in AYP Capital to fund its investment in two limited partnerships.

Environmental Matters and Litigation

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

        The regulated subsidiaries previously reported that the Environmental Protection Agency had identified them and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. The regulated subsidiaries have also been named as defendants along with multiple other defendants in pending asbestos cases involving one or more plaintiffs. The subsidiaries believe that provisions for liabilities and insurance recoveries are such that final resolution of these claims will not have a material effect on their financial position.

                                      Monongahela Power Company




REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Monongahela Power Company

In our opinion, the accompanying balance sheet and statement of capitalization and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of Monongahela Power Company (a subsidiary of Allegheny Power System, Inc.) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note A to the financial statements, the Company changed its method of accounting for revenue recognition in 1994.


PRICE WATERHOUSE LLP



New York, New York
February 5, 1997


STATEMENT OF INCOME
                                                                          YEAR ENDED DECEMBER 31
                                                                       1996        1995        1994
                                                                          (Thousands of Dollars)
Electric Operating Revenues:
  Residential.....................................................   $206,033    $209,065    $190,861
  Commercial......................................................    121,631     124,457     116,201
  Industrial......................................................    200,970     212,427     202,181
  Wholesale and other, including affiliates (Note A)..............     86,474      84,193      90,351
  Bulk power transactions, net (Note A)...........................     17,363      13,338      16,853
    Total Operating Revenues......................................    632,471     643,480     616,447

Operating Expenses:
  Operation:
    Fuel..........................................................    135,833     136,695     150,088
    Purchased power and exchanges, net (Note A)...................    101,593      97,378      98,151
    Deferred power costs, net (Note A)............................     (3,051)     19,647       7,604
    Other.........................................................     76,105      77,020      75,066
  Maintenance.....................................................     74,735      73,041      69,389
  Restructuring charges and asset write-offs (Note B).............     24,299       5,493
  Depreciation....................................................     55,490      57,864      57,952
  Taxes other than income taxes...................................     40,418      38,551      40,404
  Federal and state income taxes (Note C).........................     34,496      41,834      30,650
    Total Operating Expenses......................................    539,918     547,523     529,304
    Operating Income..............................................     92,553      95,957      87,143

Other Income and Deductions:
  Allowance for other than borrowed funds used
    during construction (Note A)..................................        313         446       1,566
  Other income, net...............................................      6,831       9,235       8,003
    Total Other Income and Deductions.............................      7,144       9,681       9,569
    Income Before Interest Charges................................     99,697     105,638      96,712

Interest Charges:
  Interest on long-term debt......................................     36,654      37,244      35,187
  Other interest..................................................      1,950       2,628       2,969
  Allowance for borrowed funds used during
    construction (Note A).........................................       (359)       (947)     (1,380)
    Total Interest Charges........................................     38,245      38,925      36,776

Income Before Cumulative Effect of
  Accounting Change...............................................     61,452      66,713      59,936

Cumulative Effect of Accounting Change,
  net (Note A)....................................................                              7,945

Net Income........................................................   $ 61,452    $ 66,713    $ 67,881



STATEMENT OF RETAINED EARNINGS

Balance at January 1..............................................   $208,761    $198,626    $185,486
Add:
  Net income......................................................     61,452      66,713      67,881
                                                                      270,213     265,339     253,367
Deduct:
  Dividends on capital stock:
    Preferred stock...............................................      5,037       6,555       7,260
    Common stock..................................................     49,955      48,660      47,481
  Charge on redemption of preferred stock.........................                  1,363
      Total Deductions............................................     54,992      56,578      54,741

Balance at December 31 (Note D)...................................   $215,221    $208,761    $198,626


See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31
                                                                       1996        1995        1994
                                                                          (Thousands of Dollars)

Cash Flows from Operations:
  Net income......................................................   $ 61,452    $ 66,713    $ 67,881
  Depreciation....................................................     55,490      57,864      57,952
  Deferred investment credit and income taxes, net................      7,739       3,519       3,350
  Deferred power costs, net.......................................     (3,051)     19,647       7,604
  Unconsolidated subsidiaries' dividends in excess of earnings....      3,100       2,403       1,647
  Allowance for other than borrowed funds used
    during construction...........................................       (313)       (446)     (1,566)
  Restructuring liability (Note B)................................     13,734       3,693
  Cumulative effect of accounting change before
    income taxes (Note A).........................................                            (13,279)
  Changes in certain current assets and liabilities:
    Accounts receivable, net, excluding cumulative effect
      of accounting change (Note A)...............................      4,356     (11,222)      4,756
    Materials and supplies........................................      5,123       6,639      (5,944)
    Accounts payable..............................................     (9,970)     (3,373)     (2,044)
    Taxes accrued.................................................     (3,565)      8,506        (950)
    Interest accrued..............................................       (343)     (2,350)        286
  Other, net......................................................     12,906      (3,107)      1,731
                                                                      146,658     148,486     121,424


Cash Flows from Investing:
  Construction expenditures.......................................    (72,577)    (75,458)   (103,975)
  Allowance for other than borrowed
    funds used during construction................................        313         446       1,566
                                                                      (72,264)    (75,012)   (102,409)


Cash Flows from Financing:
  Sale of preferred stock.........................................                             49,635
  Retirement of preferred stock...................................                (41,406)
  Issuance of long-term debt and QUIDS............................                132,137       9,718
  Retirement of long-term debt....................................    (18,500)    (99,403)
  Short-term debt, net............................................      1,271      (6,702)    (26,530)
  Notes payable to affiliates.....................................                 (2,900)      2,900
  Dividends on capital stock:
    Preferred stock...............................................     (5,037)     (6,555)     (7,260)
    Common stock..................................................    (49,955)    (48,660)    (47,481)
                                                                      (72,221)    (73,489)    (19,018)


Net Change in Cash and Temporary Cash Investments
  (Note A)........................................................      2,173         (15)         (3)
Cash and Temporary Cash Investments at January 1..................        117         132         135
Cash and Temporary Cash Investments at December 31................   $  2,290    $    117    $    132


Supplemental cash flow information
  Cash paid during the year for:
    Interest (net of amount capitalized)..........................   $ 37,190    $ 42,394    $ 35,347
    Income taxes..................................................     31,064      30,696      29,939



See accompanying notes to financial statements.



BALANCE SHEET
                                                                                   DECEMBER 31
ASSETS                                                                        1996            1995
                                                                             (Thousands of Dollars)
Property, Plant, and Equipment:
  At original cost, including $33,366,000 and
    $29,443,000 under construction......................................   $1,879,622      $1,821,613
  Accumulated depreciation..............................................     (790,649)       (747,013)
                                                                            1,088,973       1,074,600
Investments:
  Allegheny Generating Company--common stock
    at equity (Note E)..................................................       54,798          57,821
  Other.................................................................          346             422
                                                                               55,144          58,243
Current Assets:
  Cash..................................................................        2,290             117
  Accounts receivable:
    Electric service, net of $1,949,000 and
      $2,267,000 uncollectible allowance (Note A).......................       65,615          71,759
    Affiliated and other................................................       13,365          11,577
  Materials and supplies--at average cost:
    Operating and construction..........................................       19,785          21,297
    Fuel................................................................       16,694          20,305
  Prepaid taxes.........................................................       18,331          17,778
  Deferred income taxes.................................................        6,442           7,972
  Other.................................................................        4,251           4,857
                                                                              146,773         155,662
Deferred Charges:
  Regulatory assets (Note H)............................................      171,692         164,900
  Unamortized loss on reacquired debt...................................       15,256          16,174
  Other.................................................................        8,917          11,012
                                                                              195,865         192,086
Total...................................................................   $1,486,755      $1,480,591


CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, other paid-in capital, and retained
    earnings (Notes D and J)............................................   $  512,212      $  505,752
  Preferred stock (Note J)..............................................       74,000          74,000
  Long-term debt and QUIDS (Note J).....................................      474,841         489,995
                                                                            1,061,053       1,069,747
Current Liabilities:
  Short-term debt (Note K)..............................................       28,239          29,868
  Long-term debt due within one year (Note J)...........................       15,500          18,500
  Notes payable to affiliates (Note K)..................................        2,900
  Accounts payable......................................................       12,997          24,582
  Accounts payable to affiliates........................................       10,170           6,500
  Taxes accrued:
    Federal and state income............................................        3,788           8,068
    Other...............................................................       21,464          20,749
  Deferred power costs (Note A).........................................       12,419          14,202
  Interest accrued......................................................        8,234           8,577
  Restructuring liability (Note B)......................................       13,997           3,693
  Other.................................................................       13,613          15,940
                                                                              143,321         150,679
Deferred Credits and Other Liabilities:
  Unamortized investment credit.........................................       20,445          22,590
  Deferred income taxes.................................................      225,841         206,616
  Regulatory liabilities (Note H).......................................       18,554          20,183
  Other.................................................................       17,541          10,776
                                                                              282,381         260,165
Commitments and Contingencies (Note L)
Total...................................................................   $1,486,755      $1,480,591


See accompanying notes to financial statements.

STATEMENT OF CAPITALIZATION

                                                                                         DECEMBER 31
                                                                         1996          1995         1996       1995
                                                                       (Thousands of Dollars)   (Capitalization Ratios)
Common Stock:
  Common stock--par value $50 per share, authorized
    8,000,000 shares, outstanding 5,891,000 shares....               $  294,550    $   294,550
  Other paid-in capital (Note J)......................                    2,441          2,441
  Retained earnings (Note D)..........................                  215,221        208,761
      Total...........................................                  512,212        505,752      48.3%      47.3%

Preferred Stock
  Cumulative preferred stock--par value $100 per share, authorized 1,500,000 shares, outstanding as follows
    (Note J):

                   December 31, 1996
                                Regular
                  Shares      Call Price    Date of
    Series     Outstanding    Per Share      Issue
    4.40% ....    90,000        $106.50       1945                        9,000          9,000
    4.80% B...    40,000         105.25       1947                        4,000          4,000
    4.50% C...    60,000         103.50       1950                        6,000          6,000
    $6.28 D...    50,000         102.86       1967                        5,000          5,000
    $7.73 L...   500,000         100.00       1994                       50,000         50,000
      Total (annual dividend requirements $5,037,000)                    74,000         74,000       7.0       6.9

Long-Term Debt and QUIDS (Note J):
  First mortgage    Date of        Date       Date
  bonds:             Issue      Redeemable    Due
    5-1/2% ...        1966         1996       1996                                      18,000
    6-1/2% ...        1967         1997       1997                       15,000         15,000
    5-5/8% ...        1993         2000       2000                       65,000         65,000
    7-3/8% ...        1992         2002       2002                       25,000         25,000
    7-1/4% ...        1992         2002       2007                       25,000         25,000
    8-5/8% ...        1991         2001       2021                       50,000         50,000
    8-1/2% ...        1992         1997       2022                       65,000         65,000
    8-3/8% ...        1992         2002       2022                       40,000         40,000
    7-5/8% ...        1995         2005       2025                       70,000         70,000

                                   December 31, 1996
                                     Interest Rate
  Quarterly Income Debt Securities
    due 2025......................        8.00%                          40,000         40,000
  Secured notes due 1998-2024.....     5.95%-6.875%                      74,050         74,050
  Unsecured notes due 1996-2012...     6.30%-6.40%                        7,060          7,560
  Installment purchase
    obligations due 1998..........       6.875%                          19,100         19,100
  Unamortized debt discount and premium, net..........                   (4,869)        (5,215)
      Total (annual interest requirements $36,453,631)                  490,341        508,495
  Less current maturities.............................                  (15,500)       (18,500)
      Total...........................................                  474,841        489,995      44.7     45.8

Total Capitalization..................................               $1,061,053     $1,069,747     100.0%   100.0%



See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
(These notes are an integral part of the financial statements.)


NOTE A:  SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

The Company is a wholly owned subsidiary of Allegheny Power System, Inc. and is a part of the Allegheny Power integrated electric utility system (the System).

The Company is subject to regulation by the Securities and Exchange Commission
(SEC), by various state bodies having jurisdiction, and by the Federal Energy Regulatory Commission (FERC). Significant accounting policies of the Company are summarized below.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period, which in the normal course of business are subsequently adjusted to actual results.

Revenues
Revenues, including amounts resulting from the application of fuel and energy cost adjustment clauses, are recognized in the same period in which the related electric services are provided to customers, by recording an estimate for unbilled revenues for services provided from the meter reading date to the end of the accounting period.

Deferred Power Costs, Net
The costs of fuel, purchased power, and certain other costs, and revenues from sales to other companies, including transmission services, are deferred until they are either recovered from or credited to customers under fuel and energy cost recovery procedures.

Property, Plant, and Equipment
Property, plant, and equipment, including facilities owned with regulated affiliates in the System, are stated at original cost, less contributions in aid of construction, except for capital leases, which are recorded at present value. Cost includes direct labor and material, allowance for funds used during construction (AFUDC) on property for which construction work in progress is not included in rate base, and such indirect costs as administration, maintenance, and depreciation of transportation and construction equipment, and postretirement benefits, taxes, and other fringe benefits related to employees engaged in construction.

The cost of depreciable property units retired, plus removal costs less salvage, are charged to accumulated depreciation.

Allowance for Funds Used During Construction
AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized as a cost of property, plant, and equipment with offsetting credits to other income and interest charges. Rates used for computing AFUDC in 1996, 1995, and 1994 were 7.90%, 7.29%, and 8.16%, respectively. AFUDC is not included in the cost of such construction when the cost of financing the construction is being recovered through rates.

Depreciation and Maintenance
Provisions for depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.1%, 3.4%, and 3.6% of average depreciable property in 1996, 1995, and 1994, respectively. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

Temporary Cash Investments
For purposes of the statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Regulatory Deferrals
In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's financial statements reflect assets and liabilities based on current cost-based ratemaking regulation.

Income Taxes
The Company joins with its parent and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.

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

Postretirement Benefits
The Company participates with affiliated companies in the System in a noncontributory, defined benefit pension plan covering substantially all employees, including officers. Benefits are based on the employee's years of service and compensation. The funding policy is to contribute annually at least the minimum amount required under the Employee Retirement Income
Security Act and not more than can be deducted for federal income tax purposes.

The Company also provides partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which comprise the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. The funding plan for these costs is to contribute the maximum amount that can be deducted for federal income tax purposes. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. Medical benefits are self-insured; the life insurance plan is paid through insurance premiums.

Bulk Power Transactions Reclassification
Effective in 1996, the Company changed its method of reporting certain bulk power transmission transactions with nonaffiliated utilities and reclassified prior years' bulk power and other revenues and operation expenses to achieve a consistent presentation. In prior years, some use of the Company's transmission system was recorded as purchased power from selling utilities and as sales of power to buying utilities. The benefit to the Company was the difference between the two. Because of new FERC requirements, the Company predominantly does not "buy" and "sell" such energy, but rather a transmission fee is charged.

Under the new reporting method, all such transactions are recorded on a net revenue basis. The effect of the reclassifications was to reduce amounts previously reported for bulk power transactions revenues and operation expenses by $79 million and $64 million for 1995 and 1994, respectively, with no change in operating income or net income.

Accounting Change
Effective January 1, 1994, the Company changed its revenue recognition method to include the accrual of estimated unbilled revenues for electric services. The cumulative effect of this accounting change for years prior to 1994 which is shown separately in the statement of income for 1994, resulted in a benefit of $7.9 million (after related income taxes of $5.4 million). The effect of the change on 1994 income before the cumulative effect of accounting change is not material.

NOTE B:  RESTRUCTURING CHARGES AND ASSET WRITE-OFFS

In 1996, the System, including the Company, essentially completed its restructuring initiatives undertaken in 1995, simplifying the management structure and streamlining operations. During 1996, restructuring activities included consolidating operating divisions, customer services, and other functions. By reorganizing and eliminating certain processes and consolidating common decentralized functions, the System reduced employment by about 1,000 employees since October 1994. These reductions were accomplished through a voluntary separation plan, attrition, and layoffs.

In 1996 and 1995, the Company recorded restructuring charges of $24.3 million ($14.6 million after tax) and $4.1 million ($2.5 million after tax) in operating expenses, including its share of all restructuring charges associated with the reorganization, which is essentially complete. These charges reflect liabilities and payments for severance, employee termination costs, and other restructuring costs. The restructuring liability consists of:



(Thousands of Dollars)                                 1996       1995

Restructuring Liability (before tax):
  Balance at the beginning of period.............    $ 3,693
    Accruals.....................................     24,299     $4,117
    Less payments................................    (10,565)      (424)
  Balance at end of period.......................    $17,427*    $3,693


*Includes $3,430,000 for benefit plans curtailment liabilities and special termination benefits which are primarily recorded in other deferred credits.


In connection with changes in inventory management objectives, the Company in 1995 also recorded $1.4 million ($.8 million after tax) for the write-off of obsolete and slow-moving materials.

NOTE C:  INCOME TAXES

Details of federal and state income tax provisions are:



(Thousands of Dollars)                    1996         1995         1994

Income taxes--current:
  Federal.............................  $19,412      $30,236      $27,793
  State...............................    7,317        8,707        4,841
    Total.............................   26,729       38,943       32,634
Income taxes--deferred, net of
  amortization........................    9,883        5,664        5,499
Amortization of deferred
  investment credit...................   (2,145)      (2,145)      (2,149)
    Total income taxes................   34,467       42,462       35,984
Income taxes--credited (charged)
  to other income and deductions......       29         (628)           1
Income taxes--charged to accounting
  change (including state income
  taxes)..............................                              (5,335)
Income taxes--charged to operating
  income..............................  $34,496       $41,834      $30,650


The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35% to financial accounting income, as set forth below:



(Thousands of Dollars)                    1996         1995         1994

Financial accounting income before
  cumulative effect of accounting
  change and income taxes.............  $ 95,948     $108,547     $90,648
Amount so produced....................  $ 33,600     $ 38,000     $31,700
Increased (decreased) for:
  Tax deductions for which deferred
    tax was not provided:
      Lower tax depreciation..........     4,300        4,300       5,400
      Plant removal costs.............    (2,200)      (1,500)     (2,100)
  State income tax, net of federal
    income tax benefit................     4,000        4,800       3,500
  Amortization of deferred
    investment credit.................    (2,145)      (2,145)     (2,149)
  Equity in earnings of subsidiaries..    (2,500)      (2,500)     (2,800)
  Adjustments of provisions for
    prior years.......................       (40)       2,431      (1,900)
  Other, net..........................      (519)      (1,552)     (1,001)
      Total...........................  $ 34,496     $ 41,834     $30,650



Federal income tax returns through 1993 have been examined and substantially settled through 1991.

At December 31, the deferred tax assets and liabilities consist of the following:

(Thousands of Dollars)                               1996           1995

Deferred tax assets:
  Unamortized investment tax credit............   $ 13,744       $ 15,133
  Deferred power costs.........................      5,297          7,483
  Restructuring................................      4,968          1,481
  Tax interest capitalized.....................      4,300          4,759
  Contributions in aid of construction.........      2,483          2,488
  Advances for construction....................      1,939          1,939
  Other........................................     10,153         10,565
                                                    42,884         43,848
Deferred tax liabilities:
  Book vs. tax plant basis differences, net....    230,738        209,527
  Other........................................     31,545         32,964
                                                   262,283        242,491
Total net deferred tax liabilities.............    219,399        198,643
Add portion above included in current assets...      6,442          7,973
Total long-term net deferred tax liabilities...   $225,841       $206,616


NOTE D:  DIVIDEND RESTRICTION

Supplemental indentures relating to certain outstanding bonds of the Company contain dividend restrictions under the most restrictive of which $76,384,000 of retained earnings at December 31, 1996, is not available for cash dividends on common stock, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by the Company as a capital contribution or as the proceeds of the issue and sale of shares of its common stock.

NOTE E:  ALLEGHENY GENERATING COMPANY

The Company owns 27% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

AGC recovers from the Company and its affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the FERC. AGC's rates are set by a formula filed with and previously accepted by the FERC. The only component which changes is the return on equity (ROE). AGC's ROE was 11.13% for 1994 and 11.2% for 1995. Pursuant to a settlement agreement filed April 4, 1996, with the FERC, AGC's ROE was set at 11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE. Notice of such intent to seek a revision in ROE must be filed during a notice period each year between November 1 and November 15. No requests for change were filed during the 1996 notice period. Therefore, AGC's ROE will remain at 11% for 1997.

Following is a summary of financial information for AGC:


                                                        December 31
(Thousands of Dollars)                              1996           1995

Balance sheet information:
  Property, plant, and equipment...............   $660,872       $677,857
  Current assets...............................      7,659          7,586
  Deferred charges.............................     23,877         24,844
    Total assets...............................   $692,408       $710,287

  Total capitalization.........................   $431,589       $463,862
  Current liabilities..........................     15,531         11,892
  Deferred credits.............................    245,288        234,533
    Total capitalization and liabilities.......   $692,408       $710,287




                                              Year Ended December 31
(Thousands of Dollars)                    1996         1995         1994

Income statement information:
  Electric operating revenues.........  $83,402      $86,970      $91,022
  Operation and maintenance expense...    5,165        5,740        6,695
  Depreciation........................   17,160       17,018       16,852
  Taxes other than income taxes.......    4,801        5,091        5,223
  Federal income taxes................   13,297       13,552       14,737
  Interest charges....................   16,193       18,361       17,809
  Other income, net...................       (3)         (16)         (11)
    Net income........................  $26,789      $27,224      $29,717



The Company's share of the equity in earnings above was $7.2 million, $7.4 million, and $8.0 million for 1996, 1995, and 1994, respectively, and is included in other income, net, on the Statement of Income.


NOTE F:  PENSION BENEFITS

The Company's share of net pension costs under the System's pension plan, a portion of which (about 25% to 30%) was charged to plant construction, included the following components:



(Thousands of Dollars)                    1996         1995         1994

Service cost - benefits earned........  $ 3,526      $ 3,340      $ 3,677
Interest cost on projected
  benefit obligation..................    9,735        9,375        9,045
Actual (return) loss on plan assets...  (16,433)     (27,269)          87
Net amortization and deferral.........    3,250       15,183      (11,563)
Pension cost..........................       78          629        1,246
Reversal of previous deferrals........                              3,718
Total pension cost....................  $    78      $   629      $ 4,964


The benefits earned to date and funded status of the Company's share of the System plan at December 31 using a measurement date of September 30 were as follows:


(Thousands of Dollars)                              1996           1995

Actuarial present value of accumulated
  benefit obligation earned to date
  (including vested benefit of
  $110,659,000 and $100,006,000)...............   $118,118       $107,672
Funded status:
  Actuarial present value of projected
    benefit obligation.........................   $140,333       $133,485
  Plan assets at market value, primarily
    common stocks and fixed income securities..    165,360        156,554
  Plan assets in excess of projected
    benefit obligation.........................    (25,027)       (23,069)
  Add:
    Unrecognized cumulative net gain from
      past experience different from
      that assumed.............................     25,365         24,151
    Unamortized transition asset, being
      amortized over 14 years beginning
      January 1, 1987..........................      2,532          3,242
  Less unrecognized prior service cost due
    to plan amendments.........................     (1,714)        (2,195)
  Pension cost liability at December 31........   $  1,156       $  2,129


The foregoing includes the Company's portion of amounts applicable to employees at power stations which are owned jointly with affiliates.

In determining the actuarial present value of the projected benefit obligation at September 30, 1996, 1995, and 1994, the discount rates used were 7.5%, 7.5%, and 7.75%, and the rates of increase in future compensation levels were 4.5%, 4.5%, and 4.75%, respectively. The expected long-term rate of return on assets was 9% in each of the years 1996, 1995, and 1994.

The pension cost liability at December 31, 1996, includes the net result of a curtailment gain of $2.9 million and an expense for special termination benefits of $1.4 million associated with the work force reduction.

NOTE G:  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The cost of postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents, a portion of which (about 25% to 30%) was charged to plant construction, included the following components:



(Thousands of Dollars)                       1996       1995       1994

Service cost - benefits earned..........   $   735    $   741    $   764
Interest cost on accumulated
  postretirement benefit obligation.....     3,759      3,939      3,655
Actual (return) loss on plan assets.....    (1,191)    (1,702)        38
Amortization of unrecognized
  transition obligation.................     1,786      1,783      1,783
Other net amortization and deferral.....       223      1,376         50
Postretirement cost.....................     5,312      6,137      6,290
Regulatory reversal (deferral)..........       149        345     (3,450)
Net postretirement cost.................   $ 5,461    $ 6,482    $ 2,840


The benefits earned to date and funded status of the Company's share of the System plan at December 31 using a measurement date of September 30 were as follows:



(Thousands of Dollars)                               1996          1995

Accumulated postretirement benefit obligation:
  Retirees....................................     $40,898       $32,249
  Fully eligible employees....................       2,577         5,221
  Other employees.............................      12,439        14,177
    Total obligation..........................      55,914        51,647
Plan assets at market value, in common stocks,
  fixed income securities, and short-term
  investments.................................      12,721        10,515
Accumulated postretirement benefit
  obligation in excess of plan assets.........      43,193        41,132
Less:
  Unrecognized cumulative net loss from past
    experience different from that assumed....      (8,662)       (7,559)
  Unrecognized transition obligation, being
    amortized over 20 years beginning
    January 1, 1993...........................     (26,136)      (30,378)
Postretirement benefit liability
  at September 30.............................       8,395         3,195
Fourth quarter contributions and benefit
  payments....................................      (1,233)       (2,046)
Postretirement benefit liability at
  December 31.................................     $ 7,162       $ 1,149


In determining the accumulated postretirement benefit obligation (APBO) at September 30, 1996, 1995, and 1994, the discount rates used were 7.5%, 7.5%, and 7.75% and the rates of increase in future compensation levels were 4.5%, 4.5%, and 4.75%, respectively. The expected long-term rate of return on assets was 8.25% in each of the years 1996, 1995, and 1994. For measurement purposes, a health care trend rate of 7% for 1997, declining to 6.5% in 1998 and beyond, and plan provisions which limit future medical and life insurance benefits, were assumed. Increasing the assumed health care trend rate by 1% in each year would increase the APBO at December 31, 1996, by $3.7 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by $.3 million.

The postretirement benefit liability at December 31, 1996, includes a curtailment loss of $3.4 million and an expense for special termination benefits of $1.5 million associated with the workforce reduction.

NOTE H:  REGULATORY ASSETS AND LIABILITIES

The Company's operations are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets, net of regulatory liabilities, reflected in the Balance Sheet at December 31 relate to:



(Thousands of Dollars)                              1996         1995

Long-Term Assets (Liabilities), Net:
  Income taxes, net..........................     $140,804     $129,933
  Postretirement benefits....................        4,937        5,087
  Storm damage...............................        3,375        4,539
  Other, net.................................        4,022        5,158
    Subtotal.................................      153,138      144,717
Current Assets (Liabilities), Net:
  Income taxes, net..........................        1,847        1,847
  Deferred power costs.......................      (12,419)     (14,202)
    Subtotal.................................      (10,572)     (12,355)
      Net Regulatory Assets..................     $142,566     $132,362




NOTE I:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:



                                  1996                      1995
                         Carrying       Fair       Carrying       Fair
(Thousands of Dollars)    Amount        Value       Amount        Value

Liabilities:
  Short-term debt.....   $ 31,139     $ 31,139     $ 29,868     $ 29,868
  Long-term debt and
    QUIDS.............    495,210      505,922      513,710      540,387



The carrying amount of short-term debt approximates the fair value because of the short maturity of those instruments. The fair value of long-term debt and QUIDS was estimated based on actual market prices or market prices of similar issues. The Company has no financial instruments held or issued for trading purposes.

NOTE J:  CAPITALIZATION

Other Paid-In Capital
Other paid-in capital decreased $76,000 in 1995 as a result of preferred stock transactions and $477,000 in 1994 as a result of underwriting fees and commissions associated with the Company's sale of $50 million of preferred stock.

Preferred Stock
All of the preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 a share.

Long-Term Debt and QUIDS
Maturities for long-term debt for the next five years are: 1997, $15,500,000; 1998, $20,100,000; 1999, $1,000,000; 2000, $66,000,000; 2001, $1,000,000.
Substantially all of the properties of the Company are held subject to the lien securing its first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes. Certain first mortgage bonds series are not redeemable by certain refunding until dates established in the respective supplemental indentures.

NOTE K:  SHORT-TERM DEBT

To provide interim financing and support for outstanding commercial paper, the System companies have established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $100 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available. Short-term debt outstanding for 1996 and 1995 consisted of:


(Thousands of Dollars)                        1996               1995

Balance and interest rate
  at end of year:
    Commercial Paper..................   $28,239-7.00%      $22,368-6.09%
    Notes Payable to Banks............                        7,500-6.00%
    Money Pool........................     2,900-5.53%
Average amount outstanding and
  interest rate during the year:
    Commercial Paper..................     3,176-5.64%        8,699-5.96%
    Notes Payable to Banks............     2,266-5.46%        7,153-5.99%
    Money Pool........................     1,058-5.29%        3,116-5.85%



NOTE L:  COMMITMENTS AND CONTINGENCIES

Construction Program
The Company has entered into commitments for its construction program, for which expenditures are estimated to be $83 million for 1997 and $91 million for 1998. Construction expenditure levels in 2000 and beyond will depend upon future generation requirements, as well as the strategy eventually selected for complying with Phase II of the Clean Air Act Amendments of 1990.

Environmental Matters and Litigation
System companies are subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may affect adversely the lead time, size, and siting of future generating stations, increase the complexity and cost of pollution control equipment, and otherwise add to the cost of future operations. In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.

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

The Company is guarantor as to 27% of a $50 million revolving credit agreement of AGC, which in 1996 was used by AGC solely as support for its indebtedness for commercial paper outstanding.

                                                  The Potomac Edison Company


REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
The Potomac Edison Company


In our opinion, the accompanying balance sheet and statement of capitalization and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of The Potomac Edison Company (a subsidiary of Allegheny Power System, Inc.) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note A to the financial statements, the Company changed its method of accounting for revenue recognition in 1994.



PRICE WATERHOUSE LLP



New York, New York
February 5, 1997



STATEMENT OF INCOME
                                                                          YEAR ENDED DECEMBER 31
                                                                       1996        1995        1994
                                                                          (Thousands of Dollars)
Electric Operating Revenues:
  Residential.....................................................   $324,120    $316,714    $296,090
  Commercial......................................................    146,432     145,096     135,937
  Industrial......................................................    196,813     200,890     195,089
  Wholesale and other, including affiliates (Note A)..............     34,901      28,592      24,178
  Bulk power transactions, net (Note A)...........................     24,494      19,377      21,607
    Total Operating Revenues......................................    726,760     710,669     672,901

Operating Expenses:
  Operation:
    Fuel..........................................................    137,310     134,459     145,045
    Purchased power and exchanges, net (Note A)...................    141,027     137,280     130,672
    Deferred power costs, net (Note A)............................      5,040      13,056       1,321
    Other.........................................................     89,756      89,936      85,129
  Maintenance.....................................................     62,248      60,052      58,624
  Restructuring charges and asset write-offs (Note B).............     26,094       6,847
  Depreciation....................................................     71,254      68,826      59,989
  Taxes other than income taxes...................................     45,809      47,629      46,740
  Federal and state income taxes (Note C).........................     34,132      36,936      33,126
    Total Operating Expenses......................................    612,670     595,021     560,646
    Operating Income..............................................    114,090     115,648     112,255

Other Income and Deductions:
  Allowance for other than borrowed funds used
    during construction (Note A)..................................      1,409       1,054       3,671
  Other income, net...............................................     11,791      12,044      10,310
    Total Other Income and Deductions.............................     13,200      13,098      13,981
    Income Before Interest Charges................................    127,290     128,746     126,236

Interest Charges:
  Interest on long-term debt......................................     47,982      49,113      44,706
  Other interest..................................................      2,215       2,066       1,750
  Allowance for borrowed funds used during
    construction (Note A).........................................     (1,082)       (698)     (2,203)
    Total Interest Charges........................................     49,115      50,481      44,253

Income Before Cumulative Effect of
  Accounting Change...............................................     78,175      78,265      81,983

Cumulative Effect of Accounting Change,
  net (Note A)....................................................                             16,471

Net Income........................................................   $ 78,175    $ 78,265    $ 98,454



STATEMENT OF RETAINED EARNINGS

Balance at January 1..............................................   $216,852    $207,722    $176,053
Add:
  Net income......................................................     78,175      78,265      98,454
                                                                      295,027     285,987     274,507
Deduct:
  Dividends on capital stock:
    Preferred stock...............................................        818       2,455       4,331
    Common stock..................................................     66,483      64,693      62,454
  Charges on redemption of preferred stock........................                  1,987
    Total Deductions..............................................     67,301      69,135      66,785

Balance at December 31............................................   $227,726    $216,852    $207,722



See accompanying notes to financial statements.



STATEMENT OF CASH FLOWS
                                                                          YEAR ENDED DECEMBER 31
                                                                       1996        1995        1994
                                                                          (Thousands of Dollars)

Cash Flows from Operations:
  Net income......................................................   $ 78,175    $ 78,265    $ 98,454
  Depreciation....................................................     71,254      68,826      59,989
  Deferred investment credit and income taxes, net................      5,157      14,279      12,688
  Deferred power costs, net.......................................      5,040      13,056       1,321
  Unconsolidated subsidiaries' dividends in excess of earnings....      3,211       2,489       1,704
  Allowance for other than borrowed funds used
    during construction...........................................     (1,409)     (1,054)     (3,671)
  Restructuring liability (Note B)................................     15,801       4,251
  Cumulative effect of accounting change before
    income taxes (Note A).........................................                            (26,163)
  Changes in certain current assets and liabilities:
    Accounts receivable, net, excluding cumulative effect
      of accounting change (Note A)...............................     (2,016)    (25,050)      6,004
    Materials and supplies........................................      6,768       4,554      (5,367)
    Accounts payable..............................................      4,184         885      (9,981)
    Taxes accrued.................................................     (4,231)        457      (1,083)
    Interest accrued..............................................       (226)        443         563
  Other, net......................................................      1,771      (9,222)       (198)
                                                                      183,479     152,179     134,260

Cash Flows from Investing:
  Construction expenditures.......................................    (86,256)    (92,240)   (142,826)
  Allowance for other than borrowed
    funds used during construction................................      1,409       1,054       3,671
                                                                      (84,847)    (91,186)   (139,155)

Cash Flows from Financing:
  Retirement of preferred stock...................................                (48,396)     (1,190)
  Issuance of long-term debt and QUIDS............................                207,019      86,877
  Retirement of long-term debt....................................    (18,700)   (175,248)    (16,000)
  Short-term debt, net............................................    (14,140)     21,637
  Notes receivable from affiliates................................                  1,900       2,700
  Dividends on capital stock:
    Preferred stock...............................................       (818)     (2,455)     (4,331)
    Common stock..................................................    (66,483)    (64,693)    (62,454)
                                                                     (100,141)    (60,236)      5,602

Net Change in Cash and Temporary Cash Investments
  (Note A)........................................................     (1,509)        757         707
Cash and Temporary Cash Investments at January 1..................      2,953       2,196       1,489
Cash and Temporary Cash Investments at December 31................   $  1,444    $  2,953    $  2,196


Supplemental cash flow information
  Cash paid during the year for:
    Interest (net of amount capitalized)..........................   $ 47,580    $ 49,399    $ 42,680
    Income taxes..................................................     37,694      25,679      30,771


See accompanying notes to financial statements.



BALANCE SHEET
                                                                                   DECEMBER 31
ASSETS                                                                         1996            1995
                                                                              (Thousands of Dollars)
Property, Plant, and Equipment:
  At original cost, including $60,082,000 and
    $49,987,000 under construction......................................   $2,124,956      $2,050,835
  Accumulated depreciation..............................................     (791,257)       (729,653)
                                                                            1,333,699       1,321,182
Investments:
  Allegheny Generating Company--common stock
    at equity (Note D)..................................................       56,827          59,963
  Other.................................................................          642             868
                                                                               57,469          60,831

Current Assets:
  Cash..................................................................        1,444           2,953
  Accounts receivable:
    Electric service, net of $1,580,000 and $1,344,000
      uncollectible allowance (Note A)..................................       95,215          93,250
    Affiliated and other................................................        2,968           2,917
  Materials and supplies--at average cost:
    Operating and construction..........................................       23,775          26,414
    Fuel................................................................       15,019          19,148
  Prepaid taxes.........................................................       17,648          13,748
  Other.................................................................        7,764           3,158
                                                                              163,833         161,588

Deferred Charges:
  Regulatory assets (Note G)............................................       94,919          80,693
  Unamortized loss on reacquired debt...................................       18,010          18,926
  Other.................................................................        9,956          11,224
                                                                              122,885         110,843
Total...................................................................   $1,677,886      $1,654,444


CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, other paid-in capital, and retained
    earnings (Note I)...................................................   $  678,116      $  667,242
  Preferred stock (Note I)..............................................       16,378          16,378
  Long-term debt and QUIDS (Note I).....................................      628,431         628,854
                                                                            1,322,925       1,312,474

Current Liabilities:
  Short-term debt (Note J)..............................................        7,497          21,637
  Long-term debt due within one year (Note I)...........................          800          18,700
  Accounts payable......................................................       33,152          28,931
  Accounts payable to affiliates........................................       17,896          15,608
  Taxes accrued:
    Federal and state income............................................          123           3,293
    Other...............................................................       11,542          12,603
  Interest accrued......................................................        9,412           9,638
  Customer deposits.....................................................        6,121           6,540
  Restructuring liability (Note B)......................................       14,970           4,251
  Other.................................................................        7,603           8,251
                                                                              109,116         129,452
Deferred Credits and Other Liabilities:
  Unamortized investment credit.........................................       23,622          25,816
  Deferred income taxes.................................................      183,727         155,432
  Regulatory liabilities (Note G).......................................       13,907          15,255
  Other.................................................................       24,589          16,015
                                                                              245,845         212,518
Commitments and Contingencies (Note K)
Total...................................................................   $1,677,886      $1,654,444


See accompanying notes to financial statements.


STATEMENT OF CAPITALIZATION
                                                                                         DECEMBER 31
                                                                         1996          1995         1996      1995
                                                                       (Thousands of Dollars)  (Capitalization Ratios)
Common Stock:
  Common stock--no par value, authorized 23,000,000
    shares, outstanding 22,385,000 shares.....................        $  447,700    $  447,700
  Other paid-in capital (Note I)..............................             2,690         2,690
  Retained earnings...........................................           227,726       216,852
      Total...................................................           678,116       667,242      51.3%     50.8%




Preferred Stock:
  Cumulative preferred stock--par value $100 per share, authorized 5,378,611 shares, outstanding as follows
    (Note I):



                   December 31, 1996
                                Regular
                  Shares      Call Price    Date of
    Series     Outstanding    Per Share      Issue
    3.60% ....    63,784        $103.75       1946                         6,378         6,378
    $5.88 C...   100,000         102.85       1967                        10,000        10,000
      Total (annual dividend requirements $817,622)                       16,378        16,378       1.2       1.3

Long-Term Debt and QUIDS (Note I):
  First mortgage    Date of        Date       Date
  bonds:             Issue      Redeemable    Due
    5-7/8% ......     1966         1996       1996                                      18,000
    5-7/8% ......     1993         2000       2000                        75,000        75,000
    8    % ......     1991         2001       2006                        50,000        50,000
    8-7/8% ......     1991         2001       2021                        50,000        50,000
    8    % ......     1992         2002       2022                        55,000        55,000
    7-3/4% ......     1993         2003       2023                        45,000        45,000
    8    % ......     1994         2004       2024                        75,000        75,000
    7-5/8% ......     1995         2005       2025                        80,000        80,000
    7-3/4% ......     1995         2005       2025                        65,000        65,000

                                   December 31, 1996
                                     Interest Rate
  Quarterly Income Debt Securities
    due 2025........................      8.00%                           45,457        45,457
  Secured notes due 1998-2024.......  5.95%-6.875%                        91,700        91,700
  Unsecured note due 1996-2002......      6.30%                            4,800         5,500
  Unamortized debt discount...................................            (7,726)       (8,103)
      Total (annual interest requirements $47,605,858)........           629,231       647,554
  Less current maturities.....................................              (800)      (18,700)
Total...................................................                 628,431       628,854      47.5      47.9

Total Capitalization..........................................        $1,322,925    $1,312,474     100.0%    100.0%



See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
(These notes are an integral part of the financial statements.)


NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a wholly owned subsidiary of Allegheny Power System, Inc. and is a part of the Allegheny Power integrated electric utility system (the System).

The Company is subject to regulation by the Securities and Exchange Commission (SEC), by various state bodies having jurisdiction, and by the Federal Energy Regulatory Commission (FERC). Significant accounting policies of the Company are summarized below.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period, which in the normal course of business are subsequently adjusted to actual results.

Revenues
Revenues, including amounts resulting from the application of fuel and energy cost adjustment clauses, are recognized in the same period in which the related electric services are provided to customers, by recording an estimate for unbilled revenues for services provided from the meter reading date to the end of the accounting period. Revenues of $64 million from one industrial customer were 9% of total electric operating revenues in 1996.

Deferred Power Costs, Net
The costs of fuel, purchased power, and certain other costs, and revenues from sales to other companies, including transmission services, are deferred until they are either recovered from or credited to customers under fuel and energy cost recovery procedures.

Property, Plant, and Equipment
Property, plant, and equipment, including facilities owned with regulated affiliates in the System, are stated at original cost, less contributions in aid of construction. Cost includes direct labor and material, allowance for funds used during construction (AFUDC) on property for which construction work in progress is not included in rate base, and such indirect costs as administration, maintenance, and depreciation of transportation and construction equipment, and postretirement benefits, taxes, and other fringe benefits related to employees engaged in construction.

The cost of depreciable property units retired, plus removal costs less salvage, are charged to accumulated depreciation.

Allowance for Funds Used During Construction
AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized as a cost of property, plant, and equipment with offsetting credits to other income and interest charges. Rates used for computing AFUDC in 1996, 1995, and 1994 were 9.32%, 9.71%, and 9.73%, respectively.  AFUDC is not included
in the cost of such construction when the cost of financing the construction is being recovered through rates. AFUDC is not recorded for construction applicable to the state of Virginia, where construction work in progress is included in rate base.

Depreciation and Maintenance
Provisions for depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.6% of average depreciable property in 1996 and 1995 and 3.4% in 1994. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

Temporary Cash Investments
For purposes of the statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Regulatory Deferrals
In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's financial statements reflect assets and liabilities based on current cost-based ratemaking regulation.

Income Taxes
The Company joins with its parent and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.

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

Postretirement Benefits
The Company participates with affiliated companies in the System in a noncontributory, defined benefit pension plan covering substantially all employees, including officers. Benefits are based on the employee's years of service and compensation. The funding policy is to contribute annually at least the minimum amount required under the Employee Retirement Income Security Act and not more than can be deducted for federal income tax purposes.

The Company also provides partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which comprise the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. The funding plan for these costs is to contribute the maximum amount that can be deducted for federal income tax purposes. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. Medical benefits are self-insured; the life insurance plan is paid through insurance premiums.

Bulk Power Transactions Reclassification
Effective in 1996, the Company changed its method of reporting certain bulk power transmission transactions with nonaffiliated utilities and reclassified prior years' bulk power and other revenues and operation expenses to achieve a consistent presentation. In prior years, some use of the Company's transmission system was recorded as purchased power from selling utilities and as sales of power to buying utilities. The benefit to the Company was the difference between the two. Because of new FERC requirements, the Company predominantly does not "buy" and "sell" such energy, but rather a transmission fee is charged.

Under the new reporting method, all such transactions are recorded on a net revenue basis. The effect of the reclassifications was to reduce amounts previously reported for bulk power transactions revenues and operation expenses by $108 million and $86 million for 1995 and 1994, respectively, with no change in operating income or net income.

Accounting Change
Effective January 1, 1994, the Company changed its revenue recognition method to include the accrual of estimated unbilled revenues for electric services. The cumulative effect of this accounting change for years prior to 1994, which is shown separately in the statement of income for 1994, resulted in a benefit of $16.5 million (after related income taxes of $9.7 million). The effect of the change on 1994 income before the cumulative effect of accounting change is not material.

NOTE B:  RESTRUCTURING CHARGES AND ASSET WRITE-OFFS

In 1996, the System, including the Company, essentially completed its restructuring initiatives undertaken in 1995, simplifying the management structure and streamlining operations. During 1996, restructuring activities included consolidating operating divisions, customer services, and other functions. By reorganizing and eliminating certain processes and consolidating common decentralized functions, the System reduced employment by about 1,000 employees since October 1994. These reductions were accomplished through a voluntary separation plan, attrition, and layoffs.

In 1996 and 1995, the Company recorded restructuring charges of $26.1 million ($16.5 million after tax) and $4.6 million ($2.9 million after tax) in operating expenses, including its share of all restructuring charges associated with the reorganization, which is essentially complete. These charges reflect liabilities and payments for severance, employee termination costs, and other restructuring costs. The restructuring liability consists of:

(Thousands of Dollars)                                 1996        1995

Restructuring liability (before tax):
  Balance at the beginning of period...........      $ 4,251
    Accruals...................................       26,094      $4,602
    Less payments..............................      (10,293)       (351)
  Balance at end of period.....................      $20,052*     $4,251


*Includes $5,082,000 for benefit plans curtailment liabilities and special termination benefits which are primarily recorded in other deferred credits.


In connection with changes in inventory management objectives, the Company in 1995 also recorded $2.2 million ($1.4 million after tax) for the write-off of obsolete and slow-moving materials.

NOTE C:  INCOME TAXES


Details of federal and state income tax provisions are:

(Thousands of Dollars)                    1996         1995         1994

Income taxes--current:
  Federal.............................  $26,651      $25,949      $34,193
  State...............................    4,833         (640)      (2,849)
    Total.............................   31,484       25,309       31,344
Income taxes--deferred, net of
  amortization........................    7,351       16,504       14,955
Amortization of deferred
  investment credit...................   (2,194)      (2,225)      (2,267)
    Total income taxes................   36,641       39,588       44,032
Income taxes--charged to other
  income and deductions...............   (2,509)      (2,652)      (1,213)
Income taxes--charged to accounting
  change (including state income
  taxes)..............................                             (9,693)
Income taxes--charged to operating
  income..............................  $34,132      $36,936      $33,126


The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35% to financial accounting income, as set forth below:




(Thousands of Dollars)                    1996         1995         1994

Financial accounting income before
  cumulative effect of accounting
  change and income taxes............   $112,305     $115,201     $115,146
Amount so produced...................   $ 39,300     $ 40,300     $ 40,300
Increased (decreased) for:
  Tax deductions for which deferred
    tax was not provided:
      Lower tax depreciation.........      4,300        4,200          100
      Plant removal costs............     (1,800)      (1,200)      (1,700)
  State income tax, net of federal
    income tax benefit...............      1,300        2,200        1,300
  Amortization of deferred
    investment credit................     (2,194)      (2,225)      (2,267)
  Equity in earnings of subsidiaries.     (2,600)      (2,600)      (2,900)
  Other, net.........................     (4,174)      (3,739)      (1,707)
      Total..........................   $ 34,132     $ 36,936     $ 33,126



Federal income tax returns through 1993 have been examined and substantially settled through 1991.

At December 31, the deferred tax assets and liabilities consist of the following:


(Thousands of Dollars)                               1996           1995

Deferred tax assets:
  Unamortized investment tax credit............   $ 13,929       $ 15,084
  Contributions in aid of construction.........     13,414         12,614
  Tax interest capitalized.....................     12,124         11,221
  Restructuring................................      4,844          1,568
  Postretirement benefits other than pensions..      2,560          1,347
  Advances for construction....................      1,327          1,573
  Unbilled revenue.............................                     3,492
  Other........................................      3,002          2,728
                                                    51,200         49,627
Deferred tax liabilities:
  Book vs. tax plant basis differences, net....    215,884        189,618
  Other........................................     15,060         15,803
                                                   230,944        205,421
Total net deferred tax liabilities.............    179,744        155,794
Add portion above included in current
  assets (liabilities).........................      3,983           (362)
Total long-term net deferred
  tax liabilities..............................   $183,727       $155,432



NOTE D:  ALLEGHENY GENERATING COMPANY

The Company owns 28% of the common stock of Allegheny Generating Company
(AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

AGC recovers from the Company and its affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the FERC. AGC's rates are set by a formula filed with and previously accepted by the

FERC. The only component which changes is the return on equity (ROE). AGC's ROE was 11.13% for 1994 and 11.2% for 1995. Pursuant to a settlement agreement filed April 4, 1996, with the FERC, AGC's ROE was set at 11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE. Notice of such intent to seek a revision in ROE must be filed during a notice period each year between November 1 and November 15. No requests for change were filed during the 1996 notice period. Therefore, AGC's ROE will remain at 11% for 1997.

Following is a summary of financial information for AGC:


                                                        December 31
(Thousands of Dollars)                              1996           1995

Balance sheet information:
  Property, plant, and equipment...............   $660,872       $677,857
  Current assets...............................      7,659          7,586
  Deferred charges.............................     23,877         24,844
    Total assets...............................   $692,408       $710,287

  Total capitalization.........................   $431,589       $463,862
  Current liabilities..........................     15,531         11,892
  Deferred credits.............................    245,288        234,533
    Total capitalization and liabilities.......   $692,408       $710,287



                                              Year Ended December 31
(Thousands of Dollars)                    1996         1995         1994

Income statement information:
  Electric operating revenues.........  $83,402      $86,970      $91,022
  Operation and maintenance expense...    5,165        5,740        6,695
  Depreciation........................   17,160       17,018       16,852
  Taxes other than income taxes.......    4,801        5,091        5,223
  Federal income taxes................   13,297       13,552       14,737
  Interest charges....................   16,193       18,361       17,809
  Other income, net...................       (3)         (16)         (11)
    Net income........................  $26,789      $27,224      $29,717



The Company's share of the equity in earnings above was $7.5 million, $7.6 million, and $8.3 million for 1996, 1995, and 1994, respectively, and is included in other income, net, on the Statement of Income.


NOTE E:  PENSION BENEFITS
The Company's share of net pension costs under the System's pension plan, a portion of which (about 25% to 30%) was charged to plant construction, included the following components:



(Thousands of Dollars)                    1996         1995         1994

Service cost - benefits earned........  $ 3,535      $ 3,286      $ 3,555
Interest cost on projected
  benefit obligation..................   10,582       10,161        9,867
Actual (return) loss on plan assets...  (11,310)     (25,718)         304
Net amortization and deferral.........   (3,008)      12,631      (12,808)
Pension (credit) cost.................     (201)         360          918
Reversal of previous deferrals........                              1,194
Net pension (credit) cost.............  $  (201)     $   360      $ 2,112



The benefits earned to date and funded status of the Company's share of the System plan at December 31 using a measurement date of September 30 were as follows:



(Thousands of Dollars)                              1996           1995

Actuarial present value of accumulated
  benefit obligation earned to date
  (including vested benefit of
  $118,977,000 and $111,538,000)...............   $126,271       $119,383
Funded status:
  Actuarial present value of projected
    benefit obligation.........................   $146,646       $144,800
  Plan assets at market value, primarily
    common stocks and fixed income securities..    172,799        169,830
  Plan assets in excess of projected
    benefit obligation.........................    (26,153)       (25,030)
  Add:
    Unrecognized cumulative net gain from
      past experience different from
      that assumed.............................     23,331         23,839
    Unamortized transition asset, being
      amortized over 14 years beginning
      January 1, 1987..........................      2,654          3,435
  Less unrecognized prior service cost due
    to plan amendments.........................     (1,858)        (2,450)
  Pension cost prepaid at December 31..........   $ (2,026)      $   (206)



The foregoing includes the Company's portion of amounts applicable to employees at power stations which are owned jointly with affiliates.

In determining the actuarial present value of the projected benefit obligation at September 30, 1996, 1995, and 1994, the discount rates used were 7.5%, 7.5%, and 7.75%, and the rates of increase in future compensation levels were 4.5%, 4.5%, and 4.75%, respectively. The expected long-term rate of return on assets was 9% in each of the years 1996, 1995, and 1994.

The pension cost prepaid at December 31, 1996, includes the net result of a curtailment gain of $3.8 million and an expense for special termination benefits of $1.6 million associated with the workforce reduction.

NOTE F:  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The cost of postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents, a portion of which (about 25% to 30%) was charged to plant construction, included the following components:



(Thousands of Dollars)                          1996       1995      1994

Service cost - benefits earned..............   $  666     $  683    $  696
Interest cost on accumulated
  postretirement benefit obligation.........    4,241      4,476     4,047
Actual (return) loss on plan assets.........   (1,339)    (1,938)       47
Amortization of unrecognized
  transition obligation.....................    2,008      2,011     1,976
Other net amortization and deferral.........      255      1,570        53
Postretirement cost.........................    5,831      6,802     6,819
Regulatory reversal (deferral)..............                  11      (457)
Net postretirement cost.....................   $5,831     $6,813    $6,362


The benefits earned to date and funded status of the Company's share of the System plan at December 31 using a measurement date of September 30 were as follows:



(Thousands of Dollars)                               1996          1995

Accumulated postretirement benefit obligation:
  Retirees......................................   $44,615       $35,852
  Fully eligible employees......................     4,108         8,699
  Other employees...............................    11,973        13,805
    Total obligation............................    60,696        58,356
Plan assets at market value, in common stocks,
  fixed income securities, and short-term
  investments...................................    14,427        11,882
Accumulated postretirement benefit
  obligation in excess of plan assets...........    46,269        46,474
Less:
  Unrecognized cumulative net loss from past
    experience different from that assumed......    (6,065)       (8,578)
  Unrecognized transition obligation, being
    amortized over 20 years beginning
    January 1, 1993.............................   (28,360)      (34,125)
Postretirement benefit liability
  at September 30...............................    11,844         3,771
Fourth quarter contributions and benefit
  payments......................................      (966)       (2,221)
Postretirement benefit liability at
  December 31...................................   $10,878       $ 1,550


In determining the accumulated postretirement benefit obligation (APBO) at September 30, 1996, 1995, and 1994, the discount rates used were 7.5%, 7.5%, and 7.75%, and the rates of increase in future compensation levels were 4.5%, 4.5%, and 4.75%, respectively. The expected long-term rate of return on assets was 8.25% in each of the years 1996, 1995, and 1994. For measurement purposes, a health care trend rate of 7% for 1997, declining to 6.5% in 1998 and beyond, and plan provisions which limit future medical and life insurance benefits, were assumed. Increasing the assumed health care trend rate by 1% in each year would increase the APBO at December 31, 1996, by $4 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by $.4 million.

The postretirement benefit liability at December 31, 1996, includes a curtailment loss of $4.9 million and an expense for special termination benefits of $2.4 million associated with the workforce reduction.

NOTE G:  REGULATORY ASSETS AND LIABILITIES

The Company's operations are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets, net of regulatory liabilities, reflected in the Balance Sheet at December 31 relate to:



(Thousands of Dollars)                              1996           1995

Long-Term Assets (Liabilities), Net:
  Income taxes, net..........................     $62,625        $46,055
  Demand-side management.....................      15,748         16,024
  Postretirement benefits....................       1,292          1,292
  Deferred power costs (reported in other
    deferred charges/credits)................      (3,187)           509
  Other, net.................................       1,347          2,067
    Subtotal.................................      77,825         65,947
Current Assets (Liabilities), Net:
  Deferred power costs (reported in
    other current assets/liabilities)........        (319)         1,026
  Income taxes, net..........................                        (29)
    Subtotal.................................        (319)           997
      Net Regulatory Assets..................     $77,506        $66,944


NOTE H:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:


                                    1996                      1995
                           Carrying       Fair       Carrying       Fair
(Thousands of Dollars)      Amount        Value       Amount        Value

Liabilities:
  Short-term debt......      7,497        7,497        21,637       21,637
  Long-term debt and
    QUIDS..............    636,957      648,586       655,657      689,003



The carrying amount of short-term debt approximates the fair value because of the short maturity of those instruments. The fair value of long-term debt and QUIDS was estimated based on actual market prices or market prices of similar issues. The Company has no financial instruments held or issued for trading purposes.

NOTE I:  CAPITALIZATION

Other Paid-In Capital
Other paid-in capital decreased $34,000 in 1995 and increased $10,000 in 1994 as a result of preferred stock transactions.

Preferred Stock
All of the preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 a share.

Long-Term Debt and QUIDS
Maturities for long-term debt for the next five years are: 1997, $800,000; 1998, $1,800,000; 1999, $1,800,000; 2000, $76,800,000; and
2001, $1,800,000. Substantially all of the properties of the Company are held subject to the lien securing its first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes. Certain first mortgage bond series are not redeemable by certain refunding until dates established in the respective supplemental indentures.


NOTE J:  SHORT-TERM DEBT

To provide interim financing and support for outstanding commercial paper, the System companies have established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $115 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available. Short-term debt outstanding for 1996 and 1995 consisted of:


(Thousands of Dollars)                        1996             1995

Balance and interest rate
  at end of year:
    Commercial Paper................      $7,497-7.00%      $21,637-6.10%
Average amount outstanding and
  interest rate during the year:
    Commercial Paper................      $1,116-5.70%      $   499-5.94%
    Notes Payable to Banks..........         793-5.60%          995-6.04%
    Money Pool......................             -              179-5.96%




NOTE K:  COMMITMENTS AND CONTINGENCIES

Construction Program
The Company has entered into commitments for its construction program, for which expenditures are estimated to be $98 million for 1997 and $109 million for 1998. Construction expenditure levels in 2000 and beyond will depend upon future generation requirements, as well as the strategy eventually selected for complying with Phase II of the Clean Air Act Amendments of 1990.

Environmental Matters and Litigation
System companies are subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may affect adversely the lead time, size, and siting of future generating stations, increase the complexity and cost of pollution control equipment, and otherwise add to the cost of future operations. In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.

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

The Company is guarantor as to 28% of a $50 million revolving credit agreement of AGC, which in 1996 was used by AGC solely as support for its indebtedness for commercial paper outstanding.

                                                     West Penn Power Company
                                                            and Subsidiaries

REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors of
West Penn Power Company


In our opinion, the accompanying consolidated balance sheet and consolidated statement of capitalization and the related consolidated statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of West Penn Power Company (a subsidiary of Allegheny Power System, Inc.) and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in 1994.



PRICE WATERHOUSE LLP



New York, New York
February 5, 1997

CONSOLIDATED STATEMENT OF INCOME


                                                                             YEAR ENDED DECEMBER 31
                                                                          1996        1995        1994
                                                                             (Thousands of Dollars)
Electric Operating Revenues:
  Residential.....................................................   $  402,083    $  401,186    $  376,776
  Commercial......................................................      224,663       224,144       207,165
  Industrial......................................................      355,120       356,937       330,739
  Wholesale and other, including affiliates (Note A)..............       74,328        73,388        67,320
  Bulk power transactions, net (Note A)...........................       32,930        25,438        29,337
    Total Operating Revenues......................................    1,089,124     1,081,093     1,011,337

Operating Expenses:
  Operation:
    Fuel..........................................................      239,337       237,376       252,108
    Purchased power and exchanges, net (Note A)...................      126,908       129,457       130,288
    Deferred power costs, net (Note A)............................       13,635        15,091         2,880
    Other.........................................................      151,642       141,355       145,783
  Maintenance.....................................................      104,211       114,489       111,841
  Restructuring charges and asset write-offs (Note B).............       53,343        11,099         8,919
  Depreciation....................................................      119,066       112,334        88,935
  Taxes other than income taxes...................................       90,132        89,694        87,224
  Federal and state income taxes (Note C).........................       47,455        61,745        46,645
    Total Operating Expenses......................................      945,729       912,640       874,623
    Operating Income..............................................      143,395       168,453       136,714

Other Income and Deductions:
  Allowance for other than borrowed funds used
    during construction (Note A)..................................        1,434         2,974         6,729
  Other income, net...............................................       13,439        12,287        13,798
    Total Other Income and Deductions.............................       14,873        15,261        20,527
    Income Before Interest Charges................................      158,268       183,714       157,241

Interest Charges:
  Interest on long-term debt......................................       64,988        64,571        58,102
  Other interest..................................................        6,084         3,331         2,172
  Allowance for borrowed funds used during
    construction (Note A).........................................       (1,289)       (2,067)       (4,048)
    Total Interest Charges........................................       69,783        65,835        56,226

Consolidated Income Before Cumulative
  Effect of Accounting Change.....................................       88,485       117,879       101,015

Cumulative Effect of Accounting Change,
  net (Note A)....................................................                                   19,031

Consolidated Net Income...........................................   $   88,485    $  117,879    $  120,046



CONSOLIDATED STATEMENT OF RETAINED EARNINGS

Balance at January 1..............................................   $  451,719    $  433,801    $  412,288
Add:
  Consolidated net income.........................................       88,485       117,879       120,046
                                                                        540,204       551,680       532,334
Deduct:
  Dividends on capital stock of the Company:
    Preferred stock...............................................        3,423         6,204         8,504
    Common stock..................................................       95,498        91,600        90,029
  Charge on redemption of preferred stock........................                       2,157
      Total Deductions............................................       98,921        99,961        98,533

Balance at December 31 (Note D)...................................   $  441,283    $  451,719    $  433,801

See accompanying notes to consolidated financial statements.




CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                          YEAR ENDED DECEMBER 31
                                                                       1996        1995        1994
                                                                          (Thousands of Dollars)

Cash Flows from Operations:
  Consolidated net income.........................................  $  88,485    $117,879    $120,046
  Depreciation....................................................    119,066     112,334      88,935
  Deferred investment credit and income taxes, net................      2,022       2,364         699
  Deferred power costs, net.......................................     13,635      15,091       2,880
  Unconsolidated subsidiaries' dividends in excess of earnings....      5,191       4,034       2,773
  Allowance for other than borrowed funds used
    during construction...........................................     (1,434)     (2,974)     (6,729)
  Restructuring liability (Note B)................................     25,879       6,492
  Cumulative effect of accounting change before
    income taxes (Note A).........................................                            (32,891)
  Changes in certain current assets and liabilities:
    Accounts receivable, net, excluding cumulative effect
      of accounting change (Note A)...............................     23,671     (30,280)     18,951
    Materials and supplies........................................      8,847       9,022      (9,205)
    Accounts payable..............................................    (14,809)    (15,041)       (675)
    Taxes accrued.................................................      4,622      (5,577)     (4,502)
    Interest accrued..............................................       (149)       (585)      2,620
  Other, net......................................................     (2,759)     (5,096)     25,019
                                                                      272,267     207,663     207,921


Cash Flows from Investing:
  Construction expenditures.......................................  $(130,606)   (149,122)   (260,366)
  Allowance for other than borrowed
    funds used during construction................................      1,434       2,974       6,729
                                                                     (129,172)   (146,148)   (253,637)


Cash Flows from Financing:
  Sale of common stock............................................                             40,000
  Retirement of preferred stock...................................                (72,369)
  Issuance of long-term debt and QUIDS............................                143,700      80,129
  Retirement of long-term debt....................................               (105,888)
  Short-term debt, net............................................    (36,831)     70,218
  Notes receivable from affiliates................................     (2,900)      1,000      23,900
  Dividends on capital stock:
    Preferred stock...............................................     (3,423)     (6,204)     (8,504)
    Common stock..................................................    (95,498)    (91,600)    (90,029)
                                                                     (138,652)    (61,143)     45,496


Net Change in Cash and Temporary Cash Investments
  (Note A)........................................................      4,443         372        (220)
Cash and Temporary Cash Investments at January 1..................        717         345         565
Cash and Temporary Cash Investments at December 31................  $   5,160    $    717    $    345


Supplemental cash flow information
  Cash paid during the year for:
    Interest (net of amount capitalized)..........................  $  65,149    $ 64,374    $ 51,745
    Income taxes..................................................     57,126      64,330      54,958



See accompanying notes to consolidated financial statements.



CONSOLIDATED BALANCE SHEET
                                                                                    DECEMBER 31
ASSETS                                                                       1996            1995
                                                                              (Thousands of Dollars)
Property, Plant, and Equipment:
  At original cost, including $102,003,000 and
    $67,626,000 under construction......................................    $3,182,208      $3,097,522
  Accumulated depreciation..............................................    (1,152,383)     (1,063,399)
                                                                             2,029,825       2,034,123
Investments and Other Assets:
  Allegheny Generating Company--common stock
    at equity (Note E)..................................................        91,330          96,369
  Other.................................................................           881           1,239
                                                                                92,211          97,608
Current Assets:
  Cash and temporary cash investments (Note I)..........................         5,160             717
  Accounts receivable:
    Electric service, net of $11,524,000 and $9,436,000
      uncollectible allowance (Note A)..................................       117,240         140,979
    Affiliated and other................................................        20,251          20,183
  Notes receivable from affiliates (Note K).............................         2,900
  Materials and supplies--at average cost:
    Operating and construction..........................................        34,011          36,660
    Fuel................................................................        26,247          32,445
  Deferred income taxes.................................................        29,003          21,024
  Prepaid and other.....................................................        28,180          17,744
                                                                               262,992         269,752

Deferred Charges:
  Regulatory assets (Note H)............................................       284,099         342,150
  Unamortized loss on reacquired debt...................................        10,990          12,256
  Other.................................................................        19,620          15,275
                                                                               314,709         369,681
Total...................................................................    $2,699,737      $2,771,164


CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, other paid-in capital, and retained
    earnings (Notes D and J)............................................    $  962,752      $  973,188
  Preferred stock (Note J)..............................................        79,708          79,708
  Long-term debt and QUIDS (Note J).....................................       905,243         904,669
                                                                             1,947,703       1,957,565

Current Liabilities:
  Short-term debt (Note K)..............................................        33,387          70,218
  Accounts payable......................................................        74,229          86,935
  Accounts payable to affiliates........................................         7,985           6,251
  Taxes accrued:
    Federal and state income............................................           250           4,128
    Other...............................................................        28,649          20,149
  Interest accrued......................................................        15,741          15,890
  Deferred power costs (Note A).........................................        10,107          12,399
  Restructuring liability (Note B)......................................        27,134           6,492
  Other.................................................................        21,341          19,927
                                                                               218,823         242,389
Deferred Credits and Other Liabilities:
  Unamortized investment credit.........................................        47,786          50,366
  Deferred income taxes.................................................       429,122         469,559
  Regulatory liabilities (Note H).......................................        33,302          35,077
  Other.................................................................        23,001          16,208
                                                                               533,211         571,210

Commitments and Contingencies (Note L)
Total...................................................................    $2,699,737      $2,771,164



See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENT OF CAPITALIZATION
                                                                                          DECEMBER 31
                                                                         1996          1995         1996     1995
                                                                       (Thousands of Dollars)  (Capitalization Ratios)
Common Stock of the Company:
  Common stock--no par value, authorized 28,902,923
    shares, outstanding 24,361,586 shares (issued
    2,000,000 shares in 1994) (Note J)................                $  465,994    $  465,994
  Other paid-in capital (Note J)......................                    55,475        55,475
  Retained earnings (Note D)..........................                   441,283       451,719
      Total...........................................                   962,752       973,188      49.4%    49.7%

Preferred Stock of the Company:
  Cumulative preferred stock--par value $100 per share, authorized 3,097,077 shares, outstanding as follows
    (Note J):

                     December 31, 1996
                                  Regular
                     Shares     Call Price   Date of
    Series        Outstanding   Per Share     Issue
    4-1/2% ..       297,077       $110.00      1939                       29,708        29,708
    4.20% B..        50,000        102.205     1948                        5,000         5,000
    4.10% C..        50,000        103.50      1949                        5,000         5,000
    Auction
      4.02%-4.25%   400,000        100.00      1992                       40,000        40,000
        Total (annual dividend requirements $3,359,047)                   79,708        79,708       4.1      4.1

Long-Term Debt and QUIDS (Note J):
  First mortgage
  bonds:            Date of        Date       Date
                     Issue      Redeemable    Due
    5-1/2% JJ....     1993         1998       1998                       102,000       102,000
    6-3/8% KK....     1993         2003       2003                        80,000        80,000
    7-7/8% GG....     1991         2001       2004                        70,000        70,000
    7-3/8% HH....     1992         2002       2007                        45,000        45,000
    8-7/8% FF....     1991         2001       2021                       100,000       100,000
    7-7/8% II....     1992         2002       2022                       135,000       135,000
    8-1/8% LL....     1994         2004       2024                        65,000        65,000
    7-3/4% MM....     1995         2005       2025                        30,000        30,000

                                   December 31, 1996
                                     Interest Rate
  Quarterly Income Debt Securities
    due 2025........................      8.00%                           70,000        70,000
  Secured notes due 1998-2024.......  4.95%-6.75%                        202,550       202,550
  Unsecured notes due 2000-2007.....      6.10%                           14,435        14,435
  Unamortized debt discount...........................                    (8,742)       (9,316)
      Total (annual interest requirements $64,988,743)                   905,243       904,669      46.5     46.2

Total Capitalization..................................                $1,947,703    $1,957,565     100.0%   100.0%


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(These notes are an integral part of the consolidated financial statements.)


NOTE A: SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

The Company is a wholly owned subsidiary of Allegheny Power System, Inc. and is a part of the Allegheny Power integrated electric utility system (the System).

The Company is subject to regulation by the Securities and Exchange Commission (SEC), by various state bodies having jurisdiction, and by the Federal Energy Regulatory Commission (FERC). Significant accounting policies of the Company are summarized below.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (the companies).

Use Of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period, which in the normal course of business are subsequently adjusted to actual results.

Revenues
Revenues, including amounts resulting from the application of fuel and energy cost adjustment clauses, are recognized in the same period in which the related electric services are provided to customers, by recording an estimate for unbilled revenues for services provided from the meter reading date to the end of the accounting period.

Deferred Power Costs, Net
The costs of fuel, purchased power, and certain other costs, and revenues from sales to other companies, including transmission services, are deferred until they are either recovered from or credited to customers under fuel and energy cost recovery procedures.

Property, Plant, and Equipment
Property, plant, and equipment, including facilities owned with regulated affiliates in the System, are stated at original cost, less contributions in aid of construction, except for capital leases, which are recorded at present value. Cost includes direct labor and material, allowance for funds used during construction (AFUDC) on property for which construction work in progress is not included in rate base, and such indirect costs as administration, maintenance, and depreciation of transportation and construction equipment, and postretirement benefits, taxes, and other fringe benefits related to employees engaged in construction.

The cost of depreciable property units retired, plus removal costs less salvage, are charged to accumulated depreciation.

Allowance for Funds Used During Construction
AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized as a cost of property, plant, and equipment with offsetting credits to other income and interest charges. Rates used for computing AFUDC in 1996, 1995, and 1994 were 7.83%, 8.90%, and 8.88%, respectively. AFUDC is not included in the cost of such construction when the cost of financing the construction is being recovered through rates.

Depreciation and Maintenance
Provisions for depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 4.0%, 3.9%, and 3.5% of average depreciable property in 1996, 1995, and 1994, respectively. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

Temporary Cash Investments
For purposes of the consolidated statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Regulatory Deferrals
In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's consolidated financial statements reflect assets and liabilities based on current cost-based ratemaking regulation.

Income Taxes
The companies join with their parent and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.

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

Postretirement Benefits
The Company participates with affiliated companies in the System in a noncontributory, defined benefit pension plan covering substantially all employees, including officers. Benefits are based on the employee's years of service and compensation. The funding policy is to contribute annually at least the minimum amount required under the Employee Retirement Income Security Act and not more than can be deducted for federal income tax purposes.

The Company also provides partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which comprise the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. The funding plan for these costs is to contribute the maximum amount that can be deducted for federal income tax purposes. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. Medical benefits are self-insured; the life insurance plan is paid through insurance premiums.

Bulk Power Transactions Reclassification
Effective in 1996, the Company changed its method of reporting certain bulk power transmission transactions with nonaffiliated utilities and reclassified prior years' bulk power and other revenues and operation expenses to achieve a consistent presentation. In prior years, some use of the Company's transmission system was recorded as purchased power from selling utilities and as sales of power to buying utilities. The benefit to the Company was the difference between the two. Because of new FERC requirements, the Company predominantly does not "buy" and "sell" such energy, but rather a transmission fee is charged.

Under the new reporting method, all such transactions are recorded on a net revenue basis. The effect of the reclassifications was to reduce amounts previously reported for bulk power transactions revenues and operation expenses by $145 million and $117 million for 1995 and 1994, respectively, with no change in operating income or consolidated net income.

Accounting Change
Effective January 1, 1994, the Company changed its revenue recognition method to include the accrual of estimated unbilled revenues for electric services. The cumulative effect of this accounting change for years prior to 1994, which is shown separately in the consolidated statement of income for 1994, resulted in a benefit of $19.0 million (after related income taxes of $13.9 million). The effect of the change on 1994 consolidated income before the cumulative effect of accounting change is not material.


NOTE B:  RESTRUCTURING CHARGES AND ASSET WRITE-OFFS
In 1996, the System, including the Company, essentially completed its restructuring initiatives undertaken in 1995, simplifying the management structure and streamlining operations. During 1996, restructuring activities included consolidating operating divisions, customer services, and other functions. By reorganizing and eliminating certain processes and consolidating common decentralized functions, the System reduced employment by about 1,000 employees since October 1994. These reductions were accomplished through a voluntary separation plan, attrition, and layoffs.

In 1996 and 1995, the Company recorded restructuring charges of $42.6 million ($25.1 million after tax) and $7.3 million ($4.3 million after tax) in operating expenses, including its share of all restructuring charges associated with the reorganization, which is essentially complete. These charges reflect liabilities and payments for severance, employee termination costs, and other restructuring costs. The restructuring liability consists of:




(Thousands of Dollars)                                 1996        1995

Restructuring liability (before tax):
  Balance at beginning of period.................    $ 6,492
    Accruals.....................................     42,580      $7,276
    Less payments................................    (16,701)       (784)
  Balance at end of period.......................    $32,371*     $6,492


*Includes $5,237,000 for benefit plans curtailment liabilities and special termination benefits which are primarily recorded in other deferred credits.


In 1996 and 1994, the Company wrote off $10.8 million ($6.3 million after tax) and $8.9 million ($5.2 million after tax), respectively, of previously accumulated costs related to a proposed transmission line and a potential future power plant site. In the industry's more competitive environment, it was no longer reasonable to assume future recovery of these costs in rates.

In connection with changes in inventory management objectives, the Company in 1995 also recorded $3.8 million ($2.3 million after tax) for the write-off of obsolete and slow-moving materials.

NOTE C:  INCOME TAXES

Details of federal and state income tax provisions are:



(Thousands of Dollars)                    1996         1995         1994

Income taxes--current:
  Federal.............................  $32,778      $49,928      $46,964
  State...............................   12,975        9,344       13,282
    Total.............................   45,753       59,272       60,246
Income taxes--deferred, net of
  amortization........................    4,602        4,944        3,277
Amortization of deferred
  investment credit...................   (2,580)      (2,580)      (2,578)
    Total income taxes................   47,775       61,636       60,945
Income taxes--(charged) credited
  to other income and deductions......     (320)         109         (440)
Income taxes--charged to accounting
  change (including state income
  taxes)..............................                            (13,860)
Income taxes--charged to
  operating income....................  $47,455      $61,745      $46,645



The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35% to financial accounting income, as set forth below:


(Thousands of Dollars)                    1996         1995         1994

Financial accounting income before
  cumulative effect of accounting
  change and income taxes............   $135,900     $179,600     $147,700
Amount so produced...................   $ 47,600     $ 62,900     $ 51,700
Increased (decreased) for:
  Tax deductions for which deferred
    tax was not provided:
      Lower tax depreciation.........      3,300        4,300        2,000
      Plant removal costs............      2,100         (900)      (1,700)
  State income tax, net of federal
    income tax benefit...............      8,900        9,300        6,400
  Amortization of deferred
    investment credit................     (2,580)      (2,580)      (2,578)
  Equity in earnings of subsidiaries.     (4,600)      (4,300)      (4,600)
  Other, net.........................     (7,265)      (6,975)      (4,577)
      Total..........................   $ 47,455     $ 61,745     $ 46,645



Federal income tax returns through 1993 have been examined and substantially settled through 1991.

At December 31, the deferred tax assets and liabilities consist of the following:




(Thousands of Dollars)                               1996           1995

Deferred tax assets:
  Unamortized investment tax credit............   $ 33,243       $ 35,043
  Tax interest capitalized.....................     18,862         19,049
  Postretirement benefits other than pensions..     11,039          7,324
  Restructuring................................     10,058          2,664
  Contributions in aid of construction.........      6,239          6,009
  Unbilled revenue.............................        631          8,594
  Other........................................     28,177         19,343
                                                   108,249         98,026
Deferred tax liabilities:
  Book vs. tax plant basis differences, net....    483,042        526,257
  Other........................................     25,326         20,304
                                                   508,368        546,561
Total net deferred tax liabilities.............    400,119        448,535
Add portion above included in current
  assets.......................................     29,003         21,024
Total long-term net deferred
  tax liabilities..............................   $429,122       $469,559



NOTE D:  DIVIDEND RESTRICTION

Supplemental indentures relating to certain outstanding bonds of the Company contain dividend restrictions under the most restrictive of which $70,576,000 of consolidated retained earnings at December 31, 1996, is not available for cash dividends on common stock, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by the Company as a capital contribution or as the proceeds of the issue and sale of shares of its common stock.

NOTE E:  ALLEGHENY GENERATING COMPANY

The Company owns 45% of the common stock of Allegheny Generating Company
(AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

AGC recovers from the Company and its affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the FERC. AGC's rates are set by a formula filed with and previously accepted by the FERC. The only component which changes is the return on equity (ROE). AGC's ROE was 11.13% for 1994 and 11.2% for 1995. Pursuant to a settlement agreement filed April 4, 1996, with the FERC, AGC's ROE was set at 11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE. Notice of such intent to seek a revision in ROE must be filed during a notice period each year between November 1 and November 15. No requests for change were filed during the 1996 notice period. Therefore, AGC's ROE will remain at 11% for 1997.

Following is a summary of financial information for AGC:


                                                        December 31
(Thousands of Dollars)                              1996           1995

Balance sheet information:
  Property, plant, and equipment...............   $660,872       $677,857
  Current assets...............................      7,659          7,586
  Deferred charges.............................     23,877         24,844
    Total assets...............................   $692,408       $710,287

  Total capitalization.........................   $431,589       $463,862
  Current liabilities..........................     15,531         11,892
  Deferred credits.............................    245,288        234,533
    Total capitalization and liabilities.......   $692,408       $710,287





                                              Year Ended December 31
(Thousands of Dollars)                    1996         1995         1994

Income statement information:
  Electric operating revenues.........  $83,402      $86,970      $91,022
  Operation and maintenance expense...    5,165        5,740        6,695
  Depreciation........................   17,160       17,018       16,852
  Taxes other than income taxes.......    4,801        5,091        5,223
  Federal income taxes................   13,297       13,552       14,737
  Interest charges....................   16,193       18,361       17,809
  Other income, net...................       (3)         (16)         (11)
    Net income........................  $26,789      $27,224      $29,717


The Company's share of the equity in earnings above was $12.1 million, $12.3 million, and $13.4 million for 1996, 1995, and 1994, respectively, and is included in other income, net, on the Consolidated Statement of Income.

NOTE F:  PENSION BENEFITS

The Company's share of net pension costs under the System's pension plan, a portion of which (about 25% to 30%) was charged to plant construction, included the following components:



(Thousands of Dollars)                    1996         1995         1994

Service cost - benefits earned........  $ 4,998      $ 4,655      $ 5,124
Interest cost on projected
  benefit obligation..................   14,532       14,412       14,051
Actual (return) loss on plan assets...  (24,299)     (32,610)         358
Net amortization and deferral.........    4,573       14,000      (18,210)
Pension (credit) cost.................     (196)         457        1,323
Reversal of previous deferrals........      760          760
Net pension cost......................  $   564      $ 1,217      $ 1,323


It is expected that regulatory deferrals amounting to $1,520,000 will be amortized to operating expenses in 1997 and 1998 in accordance with authorized rate recovery.

The benefits earned to date and funded status of the Company's share of the System plan at December 31 using a measurement date of September 30 were as follows:



(Thousands of Dollars)                              1996           1995

Actuarial present value of accumulated
  benefit obligation earned to date
  (including vested benefit of
  $167,508,000 and $155,921,000)...............   $176,560       $165,162
Funded status:
  Actuarial present value of projected
    benefit obligation.........................   $208,952       $199,683
  Plan assets at market value, primarily
    common stocks and fixed income securities..    246,217        234,200
  Plan assets in excess of projected
    benefit obligation.........................    (37,265)       (34,517)
  Add:
    Unrecognized cumulative net gain from
      past experience different from
      that assumed.............................     29,784         29,164
    Unamortized transition asset, being
      amortized over 14 years beginning
      January 1, 1987..........................      5,927          7,178
  Less unrecognized prior service cost due
    to plan amendments.........................     (3,594)        (4,467)
  Pension cost prepaid at December 31..........   $ (5,148)      $ (2,642)


The foregoing includes the Company's portion of amounts applicable to employees at power stations which are owned jointly with affiliates.

In determining the actuarial present value of the projected benefit obligation at September 30, 1996, 1995, and 1994, the discount rates used were 7.5%, 7.5%, and 7.75%, and the rates of increase in future compensation levels were 4.5%, 4.5%, and 4.75%, respectively. The expected long-term rate of return on assets was 9% in each of the years 1996, 1995, and 1994.

The pension cost prepaid at December 31, 1996, includes the net result of a curtailment gain of $4.8 million and an expense for special termination benefits of $1.5 million associated with the workforce reduction.

NOTE G:  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The cost of postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents, a portion of which (about 25% to 30%) was charged to plant construction, included the following components:



(Thousands of Dollars)                          1996       1995      1994

Service cost - benefits earned..............   $1,062     $1,055    $1,154
Interest cost on accumulated
  postretirement benefit obligation.........    4,467      4,595     4,461
Actual (return) loss on plan assets.........   (1,413)    (1,990)       31
Amortization of unrecognized
  transition obligation.....................    2,830      2,830     2,817
Other net amortization and deferral.........      267      1,610        83
Postretirement cost.........................    7,213      8,100     8,546
Regulatory reversal.........................    1,826        137
Net postretirement cost.....................   $9,039     $8,237    $8,546


The benefits earned to date and funded status of the Company's share of the System plan at December 31 using a measurement date of September 30 were as follows:

(Thousands of Dollars)                               1996          1995

Accumulated postretirement benefit obligation:
  Retirees......................................   $44,784       $36,041
  Fully eligible employees......................     3,211         7,802
  Other employees...............................    15,199        17,608
    Total obligation............................    63,194        61,451
Plan assets at market value, in common stocks,
  fixed income securities, and short-term
  investments...................................    22,377        12,512
Accumulated postretirement benefit
  obligation in excess of plan assets...........    40,817        48,939
Add:
  Unrecognized cumulative net gain from past
    experience different from that assumed......    12,432         3,292
Less:
  Unrecognized transition obligation,
    being amortized over 20 years
    beginning January 1, 1993...................   (40,699)      (48,099)
Postretirement benefit liability
  at September 30...............................    12,550         4,132
Fourth quarter contributions and benefit
  payments......................................    (1,246)       (3,649)
Postretirement benefit liability
  at December 31................................   $11,304       $   483


In determining the accumulated postretirement benefit obligation (APBO) at September 30, 1996, 1995, and 1994, the discount rates used were 7.5%, 7.5%, and 7.75%, and the rates of increase in future compensation levels were 4.5%, 4.5%, and 4.75%, respectively. The expected long-term rate of return on assets was 8.25% in each of the years 1996, 1995, and 1994. For measurement purposes, a health care trend rate of 7% for 1997, declining to 6.5% in 1998 and beyond, and plan provisions which limit future medical and life insurance benefits, were assumed. Increasing the assumed health care trend rate by 1% in each year would increase the APBO at December 31, 1996, by $4.1 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by $.4 million.

The postretirement benefit liability at December 31, 1996, includes a curtailment loss of $6.2 million and an expense for special termination benefits of $2.3 million associated with the workforce reduction.

NOTE H:  REGULATORY ASSETS AND LIABILITIES

The Company's operations are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets, net of regulatory liabilities, reflected in the Consolidated Balance Sheet at December 31 relate to:



(Thousands of Dollars)                             1996         1995

Long-Term Assets (Liabilities), Net:
  Income taxes, net...........................   $244,142     $297,087
  Postretirement benefits.....................      1,520        4,105
  Storm damage................................      1,598        1,870
  Deferred power costs (reported in other
    deferred charges/credits).................      7,211       (3,772)
Other, net..................................        3,537        4,011
     Subtotal.................................    258,008      303,301
Current Liabilities:
  Income taxes................................       (921)        (846)
  Deferred power costs........................    (10,107)     (12,399)
    Subtotal..................................    (11,028)     (13,245)
      Net Regulatory Assets...................   $246,980     $290,056


NOTE I:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:



                                    1996                      1995
                           Carrying       Fair       Carrying       Fair
(Thousands of Dollars)      Amount        Value       Amount        Value

Assets:
  Temporary cash
    investments........                              $    425     $    425
Liabilities:
  Short-term debt......   $ 33,387    $  33,387        70,218       70,218
  Long-term debt
  and QUIDS............    913,985      931,725       913,985      955,336



The carrying amount of temporary cash investments, as well as short-term debt, approximates the fair value because of the short maturity of those instruments. The fair value of long-term debt and QUIDS was estimated based on actual market prices or market prices of similar issues. The Company has no financial instruments held or issued for trading purposes.

NOTE J:  CAPITALIZATION

Common Stock and Other Paid-In Capital
The Company issued and sold 2,000,000 shares of common stock to its parent, at $20 per share, in October 1994. Other paid-in capital decreased $212,000 in 1995 as a result of preferred stock transactions.

Preferred Stock
All of the preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 per share. The holders of the Company's market auction preferred stock are entitled to dividends at a rate determined by an auction held the business day preceding each quarterly dividend payment date.

Long-Term Debt and QUIDS
Maturities for long-term debt for the next five years are: 1997, none; 1998, $103,500,000; 1999, $1,500,000; 2000, $2,500,000; and 2001,
$2,500,000. Substantially all of the properties of the Company are held subject to the lien securing its first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes. Certain first mortgage bond series are not redeemable by certain refunding until dates established in the respective supplemental indentures.

NOTE K:  SHORT-TERM DEBT

To provide interim financing and support for outstanding commercial paper, the System companies have established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $170 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available. Short-term debt outstanding for 1996 and 1995 consisted of:


(Thousands of Dollars)                         1996               1995

Balance and interest rate
  at end of year:
    Commercial Paper..................    $33,387-7.00%      $36,318-6.09%
    Notes Payable to Banks............                        33,900-5.90%
Average amount outstanding and
  interest rate during the year:
    Commercial Paper..................    $ 9,245-5.51%       $5,692-6.00%
    Notes Payable to Banks............     10,200-5.51%        5,342-5.96%
    Money Pool........................      3,229-5.25%          592-5.79%



NOTE L:  COMMITMENTS AND CONTINGENCIES

Construction Program
The Company has entered into commitments for its construction program, for which expenditures are estimated to be $140 million for 1997 and $123 million for 1998. Construction expenditure levels in 2000 and beyond will depend upon future generation requirements, as well as the strategy eventually selected for complying with Phase II of the Clean Air Act Amendments of 1990.

Environmental Matters and Litigation
System companies are subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may affect adversely the lead time, size, and siting of future generating stations, increase the complexity and cost of pollution control equipment, and otherwise add to the cost of future operations. In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.

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

The Company is guarantor as to 45% of a $50 million revolving credit agreement of AGC, which in 1996 was used by AGC solely as support for its indebtedness for commercial paper outstanding.

                                               Allegheny Generating Company

REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors of
Allegheny Generating Company


In our opinion, the accompanying balance sheet and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of Allegheny Generating Company (an
Allegheny Power System, Inc. affiliate) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP



New York, New York
February 5, 1997


STATEMENT OF INCOME
                                                                         YEAR ENDED DECEMBER 31
                                                                       1996       1995       1994
                                                                         (Thousands of Dollars)

Electric Operating Revenues.......................................   $83,402    $86,970    $91,022

Operating Expenses:
  Operation and maintenance expense...............................     5,165      5,740      6,695
  Depreciation....................................................    17,160     17,018     16,852
  Taxes other than income taxes...................................     4,801      5,091      5,223
  Federal income taxes (Note B)...................................    13,297     13,552     14,737
    Total Operating Expenses......................................    40,423     41,401     43,507
    Operating Income..............................................    42,979     45,569     47,515

Other Income, net.................................................         3         16         11
  Income Before Interest Charges..................................    42,982     45,585     47,526

Interest Charges:
  Interest on long-term debt......................................    15,235     16,859     16,863
  Other interest..................................................       958      1,502        946
    Total Interest Charges........................................    16,193     18,361     17,809

Net Income........................................................   $26,789    $27,224    $29,717


STATEMENT OF RETAINED EARNINGS (Note D)

Balance at January 1..............................................   $ 4,153    $12,729    $18,512
Add:
  Net income......................................................    26,789     27,224     29,717
                                                                      30,942     39,953     48,229
Deduct:
  Dividends on common stock.......................................    30,942     35,800     35,500

Balance at December 31............................................   $     0    $ 4,153    $12,729


See accompanying notes to financial statements.



STATEMENT OF CASH FLOWS
                                                                          YEAR ENDED DECEMBER 31
                                                                        1996       1995        1994
                                                                          (Thousands of Dollars)

Cash Flows from Operations:
  Net income......................................................   $ 26,789    $ 27,224    $ 29,717
  Depreciation....................................................     17,160      17,018      16,852
  Deferred investment credit and income taxes, net................     10,898       6,508       9,567
Changes in certain current assets and liabilities:
    Accounts receivable...........................................      3,937      (3,758)      7,099
    Materials and supplies........................................        (43)        144          (2)
    Accounts payable..............................................        206         (32)         37
    Taxes accrued.................................................       (113)         80        (216)
    Interest accrued..............................................       (442)        251        (200)
  Other, net......................................................     (3,184)      2,703      (7,133)
                                                                       55,208      50,138      55,721

Cash Flows from Investing:
  Construction expenditures.......................................       (178)     (2,177)     (1,065)


Cash Flows from Financing:
  Retirement of long-term debt....................................    (16,943)    (12,175)    (19,126)
  Cash dividends on common stock..................................    (37,987)    (35,800)    (35,500)
                                                                      (54,930)    (47,975)    (54,626)

Net Change in Cash................................................        100         (14)         30
Cash at January 1.................................................         31          45          15
Cash at December 31...............................................   $    131    $     31    $     45


Supplemental Cash Flow Information
  Cash paid during the year for:
    Interest......................................................   $ 15,703    $ 17,165    $ 17,078
    Income taxes..................................................      6,256       5,274       7,137


See accompanying notes to financial statements.



BALANCE SHEET
                                                                                 DECEMBER 31
ASSETS                                                                     1996          1995
                                                                           (Thousands of Dollars)
Property, Plant, and Equipment:
  At original cost, including $508,000 and
    $412,000 under construction.....................................      $ 837,050     $ 836,894
  Accumulated depreciation..........................................       (176,178)     (159,037)
                                                                            660,872       677,857


Current Assets:
  Cash..............................................................            131            31
  Accounts receivable from parents..................................          1,337         5,274
  Materials and supplies--at average cost...........................          2,092         2,049
  Prepaid taxes.....................................................          3,860            19
  Other.............................................................            239           213
                                                                              7,659         7,586

Deferred Charges:
  Regulatory assets (Note B)........................................         14,475        14,617
  Unamortized loss on reacquired debt...............................          9,147         9,900
  Other.............................................................            255           327
                                                                             23,877        24,844
Total...............................................................      $ 692,408     $ 710,287


CAPITALIZATION AND LIABILITIES
Capitalization (Note D):
  Common stock - $1.00 par value per share,
    authorized 5,000 shares, outstanding
    1,000 shares....................................................      $       1     $       1
  Other paid-in capital.............................................        202,954       209,999
  Retained earnings.................................................                        4,153
                                                                            202,955       214,153
  Long-term debt (Note E)...........................................        228,634       249,709
                                                                            431,589       463,862

Current Liabilities:
  Long-term debt due within one year (Note E).......................         10,600         6,375
  Accounts payable..................................................            222            16
  Interest accrued..................................................          4,709         5,151
  Taxes accrued.....................................................                          113
  Other.............................................................                          237
                                                                             15,531        11,892

Deferred Credits:
  Unamortized investment credit.....................................         49,665        50,987
  Deferred income taxes.............................................        168,168       156,091
  Regulatory liabilities (Note B)...................................         27,455        27,455
                                                                            245,288       234,533

Total...............................................................      $ 692,408     $ 710,287


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
(These notes are an integral part of the financial statements.)


NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period, which in the normal course of business are subsequently adjusted to actual results.

Property, Plant, and Equipment
Property, plant, and equipment are stated at original cost, and consist of a 40% undivided interest in the Bath County pumped-storage hydroelectric station and its connecting transmission facilities. The cost of depreciable property units retired, plus removal costs less salvage, are charged to accumulated depreciation.

Depreciation and Maintenance
Provisions for depreciation are determined on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 2.1% of average depreciable property in each of the years 1996, 1995, and 1994. The cost of maintenance and of certain replacements of property, plant, and equipment is charged to operating expenses.

Income Taxes
The Company joins with its parents and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.

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

NOTE B:  INCOME TAXES

Details of federal income tax provisions are:


(Thousands of Dollars)                    1996         1995         1994

Current income taxes payable..........  $ 2,401      $ 7,053      $ 5,176
Deferred income taxes--
  accelerated depreciation............   12,220        7,818       10,883
Amortization of deferred
  investment credit...................   (1,322)      (1,310)      (1,316)
    Total income taxes................   13,299       13,561       14,743
Income taxes--charged to
  other income........................       (2)          (9)          (6)
Income taxes--charged to
  operating income....................  $13,297      $13,552      $14,737



In 1996, the total provision for income taxes ($13,297,000) was less than the amount produced by applying the federal income tax statutory rate of 35% to financial accounting income before income taxes
($14,030,000), due primarily to amortization of deferred investment credit ($1,322,000).

Federal income tax returns through 1993 have been examined and substantially settled through 1991.

At December 31, the deferred tax assets and liabilities were comprised of the following:


(Thousands of Dollars)                              1996           1995

Deferred tax assets
  Unamortized investment tax credit............   $ 27,455       $ 27,455

Deferred tax liabilities
  Book vs. tax plant basis differences, net....    195,623        183,546
Total long-term net deferred tax liabilities...   $168,168       $156,091


It is expected the FERC will allow recovery of the deferred tax liabilities in future years as they are paid, and accordingly, the Company has recorded regulatory assets of $14.5 million and $14.6 million as of December 31, 1996 and 1995, respectively. Regulatory liabilities of $27.5 million as of December 31, 1996, and 1995, have been recorded in order to reflect the Company's obligation to pass such tax benefits on to its customers as the benefits are realized in cash in future years.

NOTE C:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:


                                    1996                      1995
                           Carrying       Fair       Carrying       Fair
(Thousands of Dollars)      Amount        Value       Amount        Value

Liabilities:
  Long-term debt:
    Debentures.........    $150,000     $138,872     $150,000     $146,279
    Medium term notes..      70,600       70,600       76,975       78,075
    Commercial paper...      19,992       19,992       30,561       30,561


The carrying amount of debentures and medium-term notes was based on actual market prices or market prices of similar issues. The carrying amount of commercial paper approximates the fair value because of the short maturity of those instruments. The Company does not have any financial instruments held or issued for trading purposes.

NOTE D:  CAPITALIZATION

The Company systematically reduces capitalization each year as its asset depreciates, and this has resulted in the payment of dividends in excess of current earnings. The SEC has approved the Company's request to pay common stock dividends out of capital. In 1996 common dividends of $30,942,000 were paid from retained earnings, reducing the account balance to zero, and common dividends of $7,045,000 were paid from other paid-in capital.



NOTE E:  LONG-TERM DEBT

The Company had long-term debt outstanding as follows:

                                      Interest          December 31
(Thousands of Dollars)                Rate - %       1996         1995

Debentures due:
  September 1, 2003...............      5.625      $ 50,000     $ 50,000
  September 1, 2023...............      6.875       100,000      100,000
Commercial paper..................      7.00 (1)     19,992       30,561
Medium term notes due 1996-1998...      6.33 (1)     70,600       76,975
Unamortized debt discount.........                   (1,358)      (1,452)
    Total.........................                  239,234      256,084
Less current maturities...........                   10,600        6,375
    Total.........................                 $228,634     $249,709



(1) Weighted average interest rate at December 31, 1996.



The Company has a revolving credit agreement with a group of six banks, which provides for loans of up to $50 million at any one time outstanding through 2000. Each bank has the option to discontinue its loans after 2000 upon three years' prior written notice. Without such notice, the loans are automatically extended for one year. Amounts borrowed are guaranteed by the Parents in proportion to their equity interest. Interest rates are determined at the time of each borrowing. The revolving credit agreement serves as support for the Company's commercial paper. In addition to bank lines of credit, an internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the Company's regulated affiliates have funds available.

Maturities for long-term debt for the next five years are: 1997, $10,600,000; 1998, $60,000,000; 1999, none; 2000, $19,992,000; and 2001, none.

                                         S-1
                                     SCHEDULE II



                ALLEGHENY POWER SYSTEM, INC. AND SUBSIDIARY COMPANIES

                          Valuation and Qualifying Accounts
                  For Years Ended December 31, 1996, 1995, and 1994




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

Allowance for uncollectible
  accounts:


Year ended December 31, 1996     $13 046 900       $12 970 000     $ 3 243 945      $14 208 351     $15 052 494


Year ended December 31, 1995     $11 352 674       $ 9 206 000     $ 3 130 418      $10 642 192     $13 046 900


Year ended December 31, 1994     $ 3 418 261       $14 714 000     $ 3 060 544      $ 9 840 131     $11 352 674



(A)  Recoveries.
(B)  Uncollectible accounts charged off.

                                         S-2
                                     SCHEDULE II



                              MONONGAHELA POWER COMPANY

                          Valuation and Qualifying Accounts
                 For Years Ended December 31, 1996, 1995, and 1994




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


Allowance for uncollectible
  accounts:


Year ended December 31, 1996     $ 2 266 808       $ 1 970 000     $   666 816      $ 2 954 405     $ 1 949 219


Year ended December 31, 1995     $ 1 910 605       $ 2 266 000     $   700 288      $ 2 610 085     $ 2 266 808


Year ended December 31, 1994     $ 1 084 037       $ 2 240 000     $   667 910      $ 2 081 342     $ 1 910 605



(A)  Recoveries.
(B)  Uncollectible accounts charged off.


                                         S-3
                                     SCHEDULE II


                             THE POTOMAC EDISON COMPANY

                          Valuation and Qualifying Accounts
                  For Years Ended December 31, 1996, 1995, and 1994




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

Allowance for uncollectible
  accounts:


Year ended December 31, 1996     $ 1 344 077       $ 2 514 000     $   957 372      $ 3 235 946     $ 1 579 503


Year ended December 31, 1995     $ 1 175 437       $ 1 630 000     $   983 776      $ 2 445 136     $ 1 344 077


Year ended December 31, 1994     $ 1 207 979       $ 1 624 000     $ 1 007 652      $ 2 664 194     $ 1 175 437



(A)  Recoveries.
(B)  Uncollectible accounts charged off.

                                         S-4
                                     SCHEDULE II



                  WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                          Valuation and Qualifying Accounts
                  For Years Ended December 31, 1996, 1995, and 1994



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

Allowance for uncollectible
  accounts:


Year ended December 31, 1996     $ 9 436 015       $ 8 486 000     $ 1 619 757      $ 8 018 000     $11 523 772


Year ended December 31, 1995     $ 8 266 632       $ 5 310 000     $ 1 446 354      $ 5 586 971     $ 9 436 015


Year ended December 31, 1994     $ 1 126 244       $10 850 000     $ 1 384 982      $ 5 094 594     $ 8 266 632



(A)  Recoveries.
(B)  Uncollectible accounts charged off.

Supplementary Data
Quarterly Financial Data (Unaudited)
(Thousands of Dollars)


                                Electric
                                Operating            Operating              Net                Earnings
                                Revenues*             Income**             Income**             Per Share**
Quarter ended

APS
March 1996                      $648 018             $ 97 592             $ 51 418             $ .43
June 1996                        550 945              100 891               53 786               .44
September 1996                   553 990               99 918               56 227               .46
December 1996                    574 696               92 453               48 616               .40

March 1995                       615 804              122 239               76 129               .64
June 1995                        529 035               89 613               42 693               .36
September 1995                   583 974              102 735               58 236               .49
December 1995                    586 398              107 526               62 634               .52

Monongahela
March 1996                       175 617               20 900               12 989
June 1996                        152 126               24 735               16 712
September 1996                   152 167               24 428               16 917
December 1996                    152 561               22 490               14 834

March 1995                       167 992               26 676               19 470
June 1995                        149 986               20 048               12 886
September 1995                   165 774               24 161               16 979
December 1995                    159 728               25 072               17 378

Potomac Edison
March 1996                       208 928               31 665               22 154
June 1996                        167 991               30 234               21 080
September 1996                   167 327               25 027               16 381
December 1996                    182 514               27 164               18 560

March 1995                       190 764               34 983               26 439
June 1995                        157 340               21 457               12 089
September 1995                   176 236               26 770               16 727
December 1995                    186 329               32 438               23 010

West Penn
March 1996                       296 445               34 368               20 382
June 1996                        258 431               34 939               19 459
September 1996                   263 682               39 912               26 330
December 1996                    270 566               34 176               22 314

March 1995                       288 898               49 891               37 412
June 1995                        249 840               36 781               24 613
September 1995                   270 837               40 892               28 634
December 1995                    271 518               40 889               27 220

AGC
March 1996                        20 909               10 946                6 721
June 1996                         21 023               10 958                6 777
September 1996                    20 825               10 766                6 686
December 1996                     20 645               10 309                6 605

March 1995                        22 096               11 554                6 569
June 1995                         22 061               11 516                7 093
September 1995                    21 573               11 344                6 964
December 1995                     21 240               11 155                6 598



These notes do not pertain to AGC.

* Amounts for 1996 quarters have been reclassified for comparative purposes to reflect a change in 1996 for reporting certain bulk power transmission transactions.

** Results for the quarters ended September and December 1995 and for each of the quarters in 1996 include restructuring charges and asset write-offs.

                                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Allegheny Power System, Inc.


            In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allegheny Power System, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

            As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in 1994.




PRICE WATERHOUSE LLP

New York, New York
February 5, 1997

                                 REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Monongahela Power Company


            In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monongahela Power Company (a subsidiary of Allegheny Power System, Inc.) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

            As discussed in Note A to the financial statements, the Company changed its method of accounting for revenue recognition in 1994.




PRICE WATERHOUSE LLP

New York, New York
February 5, 1997

                                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
The Potomac Edison Company


            In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Potomac Edison Company (a subsidiary of Allegheny Power System, Inc.) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

            As discussed in Note A to the financial statements, the Company changed its method of accounting for revenue recognition in 1994.




PRICE WATERHOUSE LLP

New York, New York
February 5, 1997

                                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
West Penn Power Company


            In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of West Penn Power Company (a subsidiary of Allegheny Power System, Inc.) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

            As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in 1994.




PRICE WATERHOUSE LLP

New York, New York
February 5, 1997

                                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Allegheny Generating Company


            In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allegheny Generating Company (an Allegheny Power System, Inc. affiliate) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

New York, New York
February 5, 1997

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      For APS and the Subsidiaries, none.

                                              PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    APS, Monongahela, Potomac Edison, West Penn, and AGC. Reference is made to the Executive Officers of the Registrants in Part I of this report. The names, ages as of December 31, 1996, and the business experience during the past five years of the directors of the System companies are set forth below:



                          Business Experience during                 Director since date shown of
         Name                the Past Five Years            Age      APS     MP       PE      WP       AGC

Eleanor Baum              See below  (a)                    56      1988    1988     1988    1988
William L. Bennett        See below  (b)                    47      1991    1991     1991    1991
Klaus Bergman             System employee  (1)              65      1985    1985     1985    1979     1982
Thomas K. Henderson       System employee (1)               56                                        1996
Wendell F. Holland        See below  (c)                    44      1994    1994     1994    1994
Kenneth M. Jones          System employee  (1)              59                                        1991
Phillip E. Lint           See below  (d)                    67      1989    1989     1989    1989
Edward H. Malone          See below  (e)                    72      1985    1985     1985    1985
Frank A. Metz, Jr.        See below  (f)                    62      1984    1984     1984    1984
Michael P. Morrell        System employee (1)               48              1996     1996    1996     1996
Alan J. Noia              System employee  (1)              49      1994    1994     1987    1994     1994
Jay S. Pifer              System employee  (1)              59              1995     1995    1992
Steven H. Rice            See below  (g)                    53      1986    1986     1986    1986
Gunnar E. Sarsten         See below  (h)                    59      1992    1992     1992    1992
Peter L. Shea             See below  (i)                    64      1993    1993     1993    1993
Peter J. Skrgic           System employee  (1)              55              1990     1990    1990     1989



(1) See Executive Officers of the Registrants in Part I of this report for further details.

(a) Eleanor Baum. Dean of The Albert Nerken School of Engineering of The Cooper Union for the Advancement of Science and Art. Director of Avnet, Inc. and United States Trust Company. Commissioner of the Engineering Manpower Commission, a fellow of the Institute of Electrical and Electronic Engineers, member of Board of Governors, New York Academy of Sciences and President of Accreditation Board for Engineering and Technology. Formerly, President, American Society of Engineering Education.

(b) William L. Bennett. Chairman, HealthPlan Services Corporation, a leading managed health care services company. Formerly, Chairman and Chief Executive Officer of Noel Group, Inc. Director of Belding Heminway Company, Inc., Noel Group, Inc. and Sylvan, Inc.

(c) Wendell F. Holland. Vice President, American Water Works Service Company. Formerly, Of Counsel, Law Firm of Reed, Smith, Shaw & McClay; Partner, Law Firm of LeBoeuf, Lamb, Greene & MacRae; and Commissioner of the Pennsylvania Public Utility Commission.

(d) Phillip E. Lint.  Retired.  Formerly, partner, Price Waterhouse.

(e) Edward H. Malone. Retired. Formerly, Vice President of General Electric Company and Chairman, General Electric Investment Corporation. Director of Fidelity Group of Mutual Funds, General Re Corporation, and Mattel, Inc.

(f) Frank A. Metz, Jr. Retired. Formerly, Senior Vice President, Finance and Planning, and Director of International Business Machines Corporation. Director of Monsanto Company and Norrell Corporation.

(g) Steven H. Rice. Bank and real estate consultant and attorney-at-law. Director and Vice Chairman of the Board of Stamford Federal Savings Bank. Formerly, President and Director of The Seamen's Bank for Savings and Director of Royal Group, Inc.

(h) Gunnar E. Sarsten. Chairman and Chief Executive Officer of MK International. Formerly, President and Chief Operating Officer of Morrison Knudsen Corporation, President and Chief Executive Officer of United Engineers & Constructors International, Inc. (now Raytheon Engineers & Constructors, Inc.), and Deputy Chairman of the Third District Federal Reserve Bank in Philadelphia.

(i) Peter L. Shea. Managing Member of Temblor Petroleum Company L.L.C., a privately owned oil and gas exploration and production company operating exclusively in California, and an Individual General Partner of Panther Partners, L.P., a closed-end, non-diversified management company. Formerly, managing director of Hydrocarbon Energy, Inc., a privately owned oil and gas development drilling and production company.

ITEM 11.   EXECUTIVE COMPENSATION

            During 1996, and for 1995 and 1994, the annual compensation paid by the System companies, APS, APSC, Monongahela, Potomac Edison, West Penn and AGC directly or indirectly for services in all capacities to such companies to their Chief Executive Officer and each of the four most highly paid executive officers of the System whose cash compensation exceeded $100,000 was as follows:


                                             Summary Compensation Tables (a)
                                APS(b), Monongahela, Potomac Edison, West Penn and AGC(c)
                                                   Annual Compensation
                                                                                                    All
Name                                                                                                Other
and                                                                            Long-Term            Compen-
Principal                                                   Annual             Perform-             sation
Position(d)                        Year      Salary($)      Bonus($)(e)        ance Plan($)(f)      ($)(g)

Alan J. Noia,                      1996       360,000        253,750             131,071            92,769
Chief Executive Officer            1995       305,000        120,000                                48,983
                                   1994       236,336         57,000                                47,867

Klaus Bergman,                     1996       220,835         - 0 -(h)           239,327           119,258(i)
Chairman of the Board(h)           1995       515,000        187,500                                63,677
                                   1994       485,004        120,000                                91,458

Peter J. Skrgic,                   1996       245,000        176,300              96,119            24,830
Senior Vice President              1995       238,000         73,800                                37,830
                                   1994       213,336         50,000                                57,253

Jay S. Pifer,                      1996       230,000        112,000              87,381            30,949
Senior Vice President              1995       220,000         72,600                                34,098
                                   1994       189,996         39,000                                50,630

Richard J. Gagliardi               1996       175,008        100,800              52,429            17,898
Vice President                     1995       160,008         48,400                                18,769
                                   1994       142,008         32,500                                19,655

Kenneth M. Jones                   1996       175,500         62,000              52,429            25,688
Vice President                     1995       168,000         43,200                                28,217
                                   1994       160,008         31,000                                30,026



(a) The individuals appearing in this chart perform policy-making functions for each of the Registrants. The compensation shown is for all services in all capacities to APS, APSC and the Subsidiaries. All salaries and bonuses of these executives are paid by APSC.

(b)   APS has no paid employees.

(c)   AGC has no paid employees.

(d)   See Executive Officers of the Registrants for all positions held.

(e) Incentive awards are based upon performance in the year in which the figure appears but are paid in the following year. The incentive award plan will be continued for 1997.

(f) In 1994, the Boards of Directors of APS, APSC and the Operating Subsidiaries implemented a Performance Share Plan (the "Plan") for senior officers which was approved by the shareholders of APS at the annual meeting in May 1994. The first Plan cycle began on January 1, 1994 and ended on December 31, 1996. The figure shown represents the dollar value to be paid to each of the named executive officers who participated in Cycle I. A second cycle began on January 1, 1995 and will end on December 31, 1997. A third cycle began on January 1, 1996 and will end on December 31, 1998. A fourth cycle began on January 1, 1997 and will end on December 31, 1999. After completion of each cycle, APS stock or cash may be paid if performance criteria have been met.

(g) Effective January 1, 1992, the basic group life insurance provided employees was reduced from two times salary during employment, which reduced to one times salary after 5 years in retirement, to a new plan which provides one times salary until retirement and $25,000 thereafter. Some executive officers and other senior managers remain under the prior plan. In order to pay for this insurance for these executives, during 1992 insurance was purchased on the lives of each of them. Effective January 1, 1993, APS started to provide funds to pay for the future benefits due under the supplemental retirement plan (Secured Benefit Plan) as described in note (d) on p. 54. To do this, APS purchased, during 1993, life insurance on the lives of the covered executives. The premium costs of both the 1992 and 1993 policies plus a factor for the use of the money are returned to APS at the earlier of (a) death of the insured or (b) the later of age 65 or 10 years from the date of the policy's inception. The figures in this column include the present value of the executives' cash value at retirement attributable to the current year's premium payment (based upon the premium, future valued to retirement, using the policy internal rate of return minus the corporation's premium payment), as well as the premium paid for the basic group life insurance program plan and the contribution for the 401(k) plan. For 1996, the figure shown includes amounts representing (a) the aggregate of life insurance premiums and dollar value of the benefit to the executive officer of the remainder of the premium paid on the Group Life Insurance program and the Executive Life Insurance and Secured Benefit Plans, and (b) 401(k) contributions as follows: Mr. Noia $88,269 and $4,500; Mr. Bergman $58,700 and $4,500; Mr. Skrgic $20,330 and $4,500; Mr. Pifer $26,449 and
      $4,500; Mr. Gagliardi $13,398 and $4,500; and Mr. Jones $21,188 and
      $4,500, respectively.

(h) Mr. Bergman retired effective June 1, 1996 from his position as Chief Executive Officer of APS and each Subsidiary. He will retire from his position as Chairman of the Board effective May 8, 1997. Mr. Bergman did not receive an incentive award for 1996 because six months of service is required before an award may be granted.

(i) Included in this amount is $56,058 representing accrued vacation for which he was paid.


               ALLEGHENY POWER SYSTEM PERFORMANCE SHARE PLAN
              UNITS AWARDED IN LAST FISCAL YEAR - (CYCLE III)

                                                                          Estimated Future Payout


                                                Performance      Threshold       Target       Maximum
                              Number of         Period Until     Number of      Number of     Number of
Name                           Shares              Payout         Shares         Shares        Shares


Alan J. Noia
Chief Executive Officer         6,114             1996-98        3,668            6,114        12,228

Peter J. Skrgic
Senior Vice President           4,367             1996-98        2,620            4,367         8,734

Jay S. Pifer
Senior Vice President           2,795             1996-98        1,677            2,795         5,590

Richard J. Gagliardi
Vice President                  2,445             1996-98        1,467            2,445         4,890

Kenneth M. Jones
Vice President                  1,747             1996-98        1,048            1,747         3,494



          The named executives were awarded the above number of shares for Cycle III. Such number of shares are only targets. As described below, no payouts will be made unless certain criteria are met. Each executive's 1996-1998 target long-term incentive opportunity was converted into performance shares equal to an equivalent number of shares of APS common stock based on the price of such stock on December 31, 1995. At the end of this three-year performance period, the performance shares attributed to the calculated award will be valued based on the price of APS common stock on December 31, 1998 and will reflect dividends that would have been paid on such stock during the performance period as if they were reinvested on the date paid. If an executive retires, dies or otherwise leaves the employment of the Allegheny Power prior to the end of the three-year period, the executive may still receive an award based on the number of months worked during the period. However, an executive must work at least eighteen months during the three-year period to be eligible for an award payout. The final value of an executive's account, if any, will be paid to the executive in stock or cash in early 1999.

          The actual payout of an executive's award may range from 0 to 200% of the target amount, before dividend re-investment. The payout is based upon customer and stockholder performance factors and APS's rankings versus the peer group. The combined customer and stockholder rating is then compared to a pre-established percentile ranking chart to determine the payout percentage of target. A ranking below 30% results in a 0% payout. The minimum payout begins at the 30% ranking, which results in a payout of 60% of target, ranging up to a payout of 200% of target if there is a 90% or higher ranking.


                    DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE (a)
             APS(b), Monongahela, Potomac Edison, West Penn and AGC (c)


                                                               Estimated
      Name and Capacities                                      Annual Benefits
        In Which Served                                        on Retirement (d)

      Alan J. Noia,                                               $275,998
      Chief Executive Officer (e)(f)

      Klaus Bergman,                                              $302,000
      Chairman of the Board (e)(g)

      Peter J. Skrgic,                                            $159,005
      Senior Vice President (e)(f)

      Jay S. Pifer,                                               $140,800
      Senior Vice President(e)(f)

      Richard J. Gagliardi
      Vice President(e)(f)                                        $111,075

      Kenneth M. Jones
      Vice President(e)(f)                                        $102,938




(a) The individuals appearing in this chart perform policy-making functions for each of the Registrants.

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

      Pursuant to a supplemental plan (Secured Benefit Plan), senior executives of Allegheny Power System companies who retire at age 60 or over with 40 or more years of service are entitled to a supplemental retirement benefit in an amount that, together with the benefits under the basic plan and from other employment, will equal 60% of the executive's highest average monthly earnings for any 36 consecutive months. The earnings include 50% of the actual annual bonus paid effective February 1, 1996. The figures shown do not give any effect to bonus payments. The supplemental benefit is reduced for less than 40 years service and for retirement age from 60 to 55. It is included in the amounts shown where applicable. In order to provide funds to pay such benefits, effective January 1, 1993 the Company purchased insurance on the lives of the plan participants. The Secured Benefit Plan has been designed that if the assumptions made as to mortality experience, policy dividends, and other factors are realized, the Company will recover all premium payments, plus a factor for the use of the Company's money. The amount of the premiums for this insurance required to be deemed "compensation" by the SEC is described and included in the "All Other Compensation" column on page 52. All executive officers are participants in the Secured Benefit Plan. The figures shown do not include benefits from an Employee Stock Ownership and Savings Plan (ESOSP) established as a non-contributory stock ownership plan for all eligible employees effective January 1, 1976, and amended in 1984 to include a savings program. Under the ESOSP for 1996, all eligible employees may elect to have from 2% to 7% of their compensation contributed to the Plan as pre-tax contributions and an additional 1% to 6% as post-tax contributions. Employees direct the investment of these contributions into one or more available funds. Each System company matches 50% of the pre-tax contributions up to 6% of compensation with common stock of Allegheny Power System, Inc. Effective January 1, 1994 the maximum amount of any employee's compensation that may be used in these computations was decreased to $150,000. Employees' interests in the ESOSP vest immediately. Their pre-tax contributions may be withdrawn only upon meeting certain financial hardship requirements or upon termination of employment.

(e)   See Executive Officers of the Registrants for all positions held.

(f)   The total estimated annual benefits on retirement payable to Messrs.
      Noia, Skrgic, Pifer, Gagliardi and Jones for services in all capacities to APS, APSC and the Subsidiaries is set forth in the table.

(g) Mr. Bergman retired effective June 1, 1996 as Chief Executive Officer and will retire effective May 8, 1997 as Chairman of the Board. The actual amount he is receiving for service in all capacities to APS, APSC and the Subsidiaries is set forth in the table.


                                     Change In Control Contracts

          In March 1996, APS entered into Change in Control contracts with certain Allegheny Power executive officers (Agreements). Each Agreement sets forth (i) the severance benefits that will be provided to the employee in the event the employee is terminated subsequent to a Change in Control of APS (as defined in the Agreements), and (ii) the employee's obligation to continue his or her employment after the occurrence of certain circumstances that could lead to a Change in Control. The Agreements provide generally that if there is a Change in Control, unless employment is terminated by APS for Cause, Disability or Retirement or by the employee for Good Reason (each as defined in the Agreements), severance benefits payable to the employee will consist of a cash payment equal to 2.99 times the employee's annualized compensation and APS will maintain existing benefits for the employee and the employee's dependents for a period of three years. Each
Agreement initially expires on December 31, 1997 but will be automatically extended for one year periods thereafter unless either APS or the employee gives notice otherwise. Notwithstanding the delivery of such notice, the Agreements will continue in effect for thirty-six months after a Change in Control.

                        Compensation of Directors

          In 1996, APS directors who were not officers or employees of System companies received for all services to System companies (a) $16,000 in retainer fees, (b) $800 for each committee meeting attended, except Executive Committee meetings, for which fees are $200, and (c) $250 for each Board meeting of each company attended, and 200 shares of APS common stock pursuant to the Restricted Stock Plan for Outside Directors. Under an unfunded deferred compensation plan, a director may elect to defer receipt of all or part of his or her director's fees for succeeding calendar years to be payable with accumulated interest when the director ceases to be such, in equal annual installments, or, upon authorization by the Board of Directors, in a lump sum. Subsequent to June 1, 1996, Mr. Bergman has received a fixed fee at the annual rate of $100,000 for services in all capacities to APS and the Subsidiaries.

          In addition to the fees mentioned above, the Chairperson of each of the Audit, Finance, Management Review, New Business, and Strategic Affairs Committees receives a further fee of $4,000 per year. The outside Directors also were covered by a Directors' Retirement Plan
(Plan) in 1996 which provides an annual pension equal to the retainer fee paid to the outside director at the time of his or her retirement, provided the director was serving at December 5, 1996, has at least five
(5) years of service and, except under special circumstances described in the Plan, serves until age 65. Directors elected after December 5, 1996 will not be covered under the Plan.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

          The table below shows the number of shares of APS common stock that are beneficially owned, directly or indirectly, by each director and named executive officer of APS, Monongahela, Potomac Edison, West Penn, and AGC and by all directors and executive officers of each such company as a group as of December 31, 1996. To the best of the knowledge of APS, there is no person who is a beneficial owner of more than 5% of the voting securities of APS.



                                         Executive                   Shares of
                                         Officer or                     APS                 Percent
Name                                     Director of                Common Stock            of Class

Eleanor Baum                          APS,MP,PE,WP                      2,400            Less than .01%
William L. Bennett                    APS,MP,PE,WP                      3,050                  "
Klaus Bergman                         APS,MP,PE,WP,AGC                 12,207                  "
Richard J. Gagliardi                  APS                               4,852                  "
Thomas K. Henderson                   MP,PE,WP,AGC                      4,923                  "
Wendell F. Holland                    APS,MP,PE,WP                        573                  "
Kenneth M. Jones                      APS,AGC                           5,470                  "
Phillip E. Lint                       APS,MP,PE,WP                      1,033                  "
Edward H. Malone                      APS,MP,PE,WP                      1,868                  "
Frank A. Metz, Jr.                    APS,MP,PE,WP                      2,617                  "
Michael P. Morrell                    APS,MP,PE,WP,AGC                      0                  "
Alan J. Noia                          APS,MP,PE,WP,AGC                 13,263                  "
Jay S. Pifer                          APS,MP,PE,WP                      9,251                  "
Steven H. Rice                        APS,MP,PE,WP                      2,868                  "
Gunnar E. Sarsten                     APS,MP,PE,WP                      6,400                  "
Peter L. Shea                         APS,MP,PE,WP                      2,100                  "
Peter J. Skrgic                       APS,MP,PE,WP,AGC                  6,714                  "

</TABLE
>


All directors and executive officers
of APS as a group (18 persons)                                         81,536            Less than .08%

All directors and executive officers
of MP as a group (23 persons)                                         100,119                  "

All directors and executive officers
of PE as a group (22 persons)                                          99,491                  "

All directors and executive officers
of WP as a group (22 persons)                                         100,108                  "

All directors and executive officers
of AGC as a group (9 persons)                                         53,374                   "



All of the shares of common stock of Monongahela (5,891,000), Potomac Edison (22,385,000), and West Penn (24,361,586) are owned by APS. All of the common stock of AGC is owned by Monongahela (270 shares), Potomac Edison (280 shares), and West Penn (450 shares).


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In connection with the relocation of the New York office, Allegheny Power made available to each employee involved in the relocation an interest-free loan of up to 95% of the appraised equity in the employee's current residence for the purchase of a new residence. The loan terms required repayment to Allegheny Power upon actual relocation. In addition, relocating employees were reimbursed by Allegheny Power for interest paid on a new mortgage until the actual date of relocation. On October 10, 1995, Allegheny Power made an interest-free loan in the amount of $215,000 to Richard J. Gagliardi, a Vice President of APS. On December 7, 1995, Allegheny Power made an interest-free loan in the amount of $75,000 to Thomas K. Henderson, a Vice President of Monongahela, Potomac Edison and West Penn. On January 5, 1996, Allegheny Power made an interest-free loan in the amount of $61,000 to Peter J. Skrgic, a Senior Vice President of APS and a Vice President of Potomac Edison and AGC. On June 21, 1996, Allegheny Power made an interest-free loan in the amount of $85,000 to Eileen M. Beck, Secretary of APS, Monongahela, Potomac Edison, West Penn and AGC. All outstanding balances on these loans were repaid in full in 1996.

                                               PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K


(a)(1)(2) The financial statements and financial statement schedules filed as part of this Report are set forth under ITEM 8. and reference is made to the index on page 44.

(b) No reports on Form 8-K were filed by System companies during the quarter ended December 31, 1996.

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

                                 ALLEGHENY POWER SYSTEM, INC.



                                  By:         ALAN J. NOIA
                                             (Alan J. Noia) President and
                                                  Chief Executive Officer
Date:  March 6, 1997

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    Signature                                           Title                                 Date

(i)       Principal Executive Officer:
                                                              President, Chief Executive                     3/6/97
                  ALAN J. NOIA                                Officer, and Director
                 (Alan J. Noia)


(ii)      Principal Financial Officer:

                MICHAEL P. MORRELL                            Senior Vice President,                         3/6/97
               (Michael P. Morrell)                           Finance


(iii) Principal Accounting Officer:

                 KENNETH M. JONES                             Vice President and                             3/6/97
                (Kenneth M. Jones)                            Controller

(iv)      A Majority of the Directors:

         *Eleanor Baum                             *Frank A. Metz, Jr.
         *William L. Bennett                       *Alan J. Noia
         *Klaus Bergman                            *Steven H. Rice
         *Wendell F. Holland                       *Gunnar E. Sarsten
         *Phillip E. Lint                          *Peter L. Shea
         *Edward H. Malone

*By:          THOMAS K. HENDERSON                                                                            3/6/97
             (Thomas K. Henderson)


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


                               By:          JAY S. PIFER
                                           (Jay S. Pifer) President
                                                       and Director

Date:  March 6, 1997

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

                    Signature                                          Title                                  Date
(i)       Principal Executive Officer:
                                                              Chairman of the Board,                         3/6/97
                  ALAN J. NOIA                                Chief Executive Officer,
                 (Alan J. Noia)                               and Director

(ii)      Principal Financial Officer:

               MICHAEL P. MORRELL                             Vice President,                                3/6/97
              (Michael P. Morrell)                            Finance

(iii) Principal Accounting Officer:

                 THOMAS J. KLOC                               Controller                                     3/6/97
                (Thomas J. Kloc)

(iv)      A Majority of the Directors:

          *Eleanor Baum                            *Michael P. Morrell
          *William L. Bennett                      *Alan J. Noia
          *Klaus Bergman                           *Jay S. Pifer
          *Wendell F. Holland                      *Steven H. Rice
          *Phillip E. Lint                         *Gunnar E. Sarsten
          *Edward H. Malone                        *Peter L. Shea
          *Frank A. Metz, Jr.                      *Peter J. Skrgic

*By:           THOMAS K. HENDERSON                                                                           3/6/97
              (Thomas K. Henderson)

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


                               By:    JAY S. PIFER
                                     (Jay S. Pifer) President
                                                 and Director
Date:  March 6, 1997

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.



                    Signature                                           Title                                 Date
(i)       Principal Executive Officer:
                                                              Chairman of the Board,                         3/6/97
                  ALAN J. NOIA                                Chief Executive Officer,
                 (Alan J. Noia)                               and Director


(ii)      Principal Financial Officer:

                MICHAEL P. MORRELL                            Vice President,                                3/6/97
               (Michael P. Morrell)                           Finance

(iii) Principal Accounting Officer:

                 THOMAS J. KLOC                               Controller                                     3/6/97
                (Thomas J. Kloc)

(iv)      A Majority of the Directors:

          *Eleanor Baum                            *Michael P. Morrell
          *William L. Bennett                      *Alan J. Noia
          *Klaus Bergman                           *Jay S. Pifer
          *Wendell F. Holland                      *Steven H. Rice
          *Phillip E. Lint                         *Gunnar E. Sarsten
          *Edward H. Malone                        *Peter L. Shea
          *Frank A. Metz, Jr.                      *Peter J. Skrgic

*By:          THOMAS K. HENDERSON                                                                            3/6/97
             (Thomas K. Henderson)


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

                              WEST PENN POWER COMPANY


                              By:     JAY S. PIFER
                                     (Jay S. Pifer) President
                                                 and Director
Date:  March 6, 1997

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.


                    Signature                                           Title                                 Date
(i)       Principal Executive Officer:
                                                              Chairman of the Board,                         3/6/97
                  ALAN J. NOIA                                Chief Executive Officer,
                 (Alan J. Noia)                               and Director

(ii)      Principal Financial Officer:

               MICHAEL P. MORRELL                             Vice President,                                3/6/97
              (Michael P. Morrell)                            Finance

(iii) Principal Accounting Officer:

                 THOMAS J. KLOC                               Controller                                     3/6/97
                (Thomas J. Kloc)

(iv)      A Majority of the Directors:

          *Eleanor Baum                            *Michael P. Morrell
          *William L. Bennett                      *Alan J. Noia
          *Klaus Bergman                           *Jay S. Pifer
          *Wendell F. Holland                      *Steven H. Rice
          *Phillip E. Lint                         *Gunnar E. Sarsten
          *Edward H. Malone                        *Peter L. Shea
          *Frank A. Metz, Jr.                      *Peter J. Skrgic



*By:           THOMAS K. HENDERSON                                                                           3/6/97
              (Thomas K. Henderson)


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

                               ALLEGHENY GENERATING COMPANY



                               By:         ALAN J. NOIA
                                          (Alan J. Noia)
                                      Chief Executive Officer

Date:  March 6, 1997

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



                    Signature                                            Title                                Date
(i)       Principal Executive Officer:

                  ALAN J. NOIA                                President, Chief Executive                     3/6/97
                  (Alan J. Noia)                              Officer and Director

(ii)      Principal Financial Officer:

               MICHAEL P. MORRELL                             Vice President,                                3/6/97
              (Michael P. Morrell)                            Finance

(iii) Principal Accounting Officer:

                 THOMAS J. KLOC                               Controller                                     3/6/97
                (Thomas J. Kloc)

(iv)      A Majority of the Directors:

              *Thomas K. Henderson
              *Kenneth M. Jones
              *Michael P. Morrell
              *Alan J. Noia
              *Peter J. Skrgic

*By:           THOMAS K. HENDERSON                                                                           3/6/97
              (Thomas K. Henderson)



                                 CONSENT OF INDEPENDENT ACCOUNTANTS




We hereby consent to the incorporation by reference in the Prospectus constituting part of Allegheny Power System, Inc.'s Registration Statements on Form S-3 (Nos. 33-36716 and 33-57027) relating to the Dividend Reinvestment and Stock Purchase Plan of Allegheny Power System, Inc.; in the Prospectus constituting part of Allegheny Power System, Inc.'s Registration Statement on Form S-3 (No. 33-49791) relating to the common stock shelf registration; in the Prospectus constituting part of Monongahela Power Company's Registration Statements on Form S-3 (Nos. 33-51301, 33-56262 and 33-59131); in the Prospectus constituting part of The Potomac Edison Company's Registration Statements on Form S-3 (Nos. 33-51305 and 33-59493); and in the Prospectus constituting part of West Penn Power Company's Registration Statements on Form S-3 (Nos. 33-51303, 33-56997, 33-52862, 33-56260 and 33-59133); of our reports dated
February 5, 1997 included in ITEM 8 of this Form 10-K. We also consent to the references to us under the heading "Experts" in such Prospectuses.



PRICE WATERHOUSE LLP

New York, New York
March 21, 1997

                                          POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS THAT the undersigned directors of Allegheny Power System, Inc., a Maryland corporation, Monongahela Power Company, an Ohio corporation, The Potomac Edison Company, a Maryland and Virginia corporation, and West Penn Power Company, a Pennsylvania corporation, do hereby constitute and appoint THOMAS K. HENDERSON and EILEEN M. BECK, and each of them, a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to Annual Reports on Form 10-K for the year ended December 31, 1996 under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Companies, and to cause the same to be filed with the SEC, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.


Dated:  March 6, 1997


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

        WILLIAM L. BENNETT                                 ALAN J. NOIA
       (William L. Bennett)                               (Alan J. Noia)

        KLAUS BERGMAN                                      STEVEN H. RICE
       (Klaus Bergman)                                    (Steven H. Rice)

        WENDELL F. HOLLAND                                 GUNNAR E. SARSTEN
       (Wendell F. Holland)                               (Gunnar E. Sarsten)

        PHILLIP E. LINT                                    PETER L. SHEA
       (Phillip E. Lint)                                  (Peter L. Shea)

        EDWARD H. MALONE
       (Edward H. Malone)



                                          POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS THAT the undersigned directors of Monongahela Power Company, an Ohio corporation, The Potomac Edison Company, a Maryland and Virginia corporation, and West Penn Power
Company, a Pennsylvania corporation, do hereby constitute and appoint THOMAS K. HENDERSON and EILEEN M. BECK, and each of them, a true and lawful attorney in his name, place and stead, in any and all capacities, to sign his or her name to the Annual Report on Form 10-K for the year ended December 31, 1996 under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Company, and to cause the same to be filed with the SEC, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratify and confirm all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.


Dated:  March 6, 1997




                                          MICHAEL P. MORRELL
                                         (Michael P. Morrell)

                                          JAY S. PIFER
                                         (Jay S. Pifer)

                                          PETER J. SKRGIC
                                         (Peter J. Skrgic)

                                          POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS THAT the undersigned directors of Allegheny Generating Company, a Virginia corporation, do hereby constitute and appoint THOMAS K. HENDERSON and EILEEN M. BECK, and each of them, a true and lawful attorney in his name, place and stead, in any and all capacities, to sign his or her name to the Annual Report on Form 10-K for the year ended December 31, 1996 under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Company, and to cause the same to be filed with the SEC, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratify and confirm all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.


Dated:  March 6, 1997

                                                     THOMAS K. HENDERSON
                                                    (Thomas K. Henderson)

                                                     KENNETH M. JONES
                                                    (Kenneth M. Jones)

                                                     MICHAEL P. MORRELL
                                                    (Michael P. Morrell)

                                                       ALAN J. NOIA
                                                      (Alan J. Noia)

                                                      PETER J. SKRGIC
                                                     (Peter J. Skrgic)

                                                      E-2
Monongahela Power Company


                                                                 Incorporation
               Documents                                       by Reference

3.1       Charter of the Company,                            Form 10-Q of the Company
          as amended                                         (1-5164), September 1995,
                                                             exh. (a)(3)(i)

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

10        Form of Employment Contract                        Form 8-K of the Company
          with Certain Executive Officers                    (1-5164) dated April 11,
          Under Age 55                                       1996, exh. 10.1

          Form of Employment Contract                        Form 8-K of the Company
          with Certain Executive Officers                    (1-5164) dated April 11,
          Over Age 55                                        1996, exh. 10.2

12        Computation of ratio of earnings
          to fixed charges

21 Subsidiaries: Monongahela Power Company has a 27% equity ownership in Allegheny Generating Company, incorporated in Virginia; and a 25% equity ownership in Allegheny Pittsburgh Coal
          Company, incorporated in Pennsylvania.

23        Consent of Independent Accountants                 See page 64 herein.

24        Powers of Attorney                                 See pages 65-67 herein.

27        Financial Data Schedule
