Form 10-Q
period 1997-03-31
MONONGAHELA POWER CO /OH/
filed 1997-05-14
CIK 67646

                                              FORM 10-Q



                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C.  20549





                             Quarterly Report under Section 13 or 15(d)
                               of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1997


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

         At May 14, 1997, 5,891,000 shares of the Common Stock ($50 par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                                      MONONGAHELA POWER COMPANY

                             Form 10-Q for Quarter Ended March 31, 1997



                                                Index


                                                                       Page
                                                                        No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three months ended
    March 31, 1997 and 1996                                               3


  Balance sheet - March 31, 1997
    and December 31, 1996                                                 4


  Statement of cash flows - Three months ended
    March 31, 1997 and 1996                                               5


  Notes to financial statements                                          6-7


  Management's discussion and analysis of financial
    condition and results of operations                                  8-10




PART II--OTHER INFORMATION                                              11-12

                                             MONONGAHELA POWER COMPANY
                                                Statement of Income




                                                                   Three Months Ended
                                                                        March 31
                                                                   1997            1996
                                                                 (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                                              $  56,040       $  61,320
       Commercial                                                  30,253          31,506
       Industrial                                                  47,792          53,791
       Wholesale and other, including affiliates                   24,537          24,949
       Bulk power transactions, net                                 4,181           4,051
         Total Operating Revenues                                 162,803         175,617


    OPERATING EXPENSES:
      Operation:
       Fuel                                                        35,131          37,687
       Purchased power and exchanges, net                          25,847          26,736
       Deferred power costs, net                                   (3,807)          3,257
       Other                                                       18,378          18,213
      Maintenance                                                  17,958          19,521
      Restructuring charges                                          -             17,372
      Depreciation                                                 14,348          13,929
      Taxes other than income taxes                                10,317          10,418
      Federal and state income taxes                               14,151           7,584
              Total Operating Expenses                            132,323         154,717
              Operating Income                                     30,480          20,900

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                                       136               9
      Other income, net                                             1,658           1,928
              Total Other Income and Deductions                     1,794           1,937

              Income Before Interest Charges                       32,274          22,837

    INTEREST CHARGES:
      Interest on long-term debt                                    9,119           9,288
      Other interest                                                  759             574
      Allowance for borrowed funds used during
       construction                                                  (160)            (14)

              Total Interest Charges                                9,718           9,848


    NET INCOME                                                  $  22,556       $  12,989



    See accompanying notes to financial statements.

                                                        - 4 -
                                          MONONGAHELA POWER COMPANY
                                                 Balance Sheet




                                                                   March 31,             December 31,
                                                                     1997                    1996
    ASSETS:                                                                (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $34,674,000
           and $33,366,000 under construction                       1,890,732               1,879,622
         Accumulated depreciation                                    (804,555)               (790,649)
                                                                    1,086,177               1,088,973
      Investments:
         Allegheny Generating Company - common stock at equity         54,126                  54,798
         Other                                                            330                     346
                                                                       54,456                  55,144
      Current Assets:
         Cash                                                             525                   2,290
         Accounts receivable:
            Electric service, net of $2,005,000 and $1,949,000
               uncollectible allowance                                 71,177                  65,615
            Affiliated and other                                       11,597                  13,365
         Materials and supplies - at average cost:
            Operating and construction                                 19,117                  19,785
            Fuel                                                       20,514                  16,694
         Prepaid taxes                                                 15,480                  18,331
         Deferred income taxes                                          4,192                   6,442
         Other                                                          4,025                   4,251
                                                                      146,627                 146,773
      Deferred Charges:
         Regulatory assets                                            166,352                 171,692
         Unamortized loss on reacquired debt                           15,026                  15,256
         Other                                                          8,222                   8,917
                                                                      189,600                 195,865

                Total Assets                                       $1,476,860              $1,486,755

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                                $294,550                $294,550
         Other paid-in capital                                          2,441                   2,441
         Retained earnings                                            236,518                 215,221
                                                                      533,509                 512,212
         Preferred stock                                               74,000                  74,000
         Long-term debt and QUIDS                                     455,327                 474,841
                                                                    1,062,836               1,061,053
      Current Liabilities:
         Short-term debt                                                9,298                  31,139
         Long-term debt due within one year                            34,600                  15,500
         Accounts payable                                               4,971                  12,997
         Accounts payable to affiliates                                10,711                  10,170
         Taxes accrued:
            Federal and state income                                   15,935                   3,788
            Other                                                      16,295                  21,464
         Deferred power costs                                           9,030                  12,419
         Interest accrued                                              12,060                   8,234
         Restructuring liability                                        8,462                  13,997
         Other                                                         11,638                  13,613
                                                                      133,000                 143,321
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                                 19,908                  20,445
         Deferred income taxes                                        224,404                 225,841
         Regulatory liabilities                                        18,192                  18,554
         Other                                                         18,520                  17,541
                                                                      281,024                 282,381

                Total Capitalization and Liabilities               $1,476,860              $1,486,755



      See accompanying notes to financial statements.

                              MONONGAHELA POWER COMPANY
                               Statement of Cash Flows



                                                                               Three Months Ended
                                                                                   March 31
                                                                           1997               1996
                                                                           (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                                       $22,556            $12,989
         Depreciation                                                      14,348             13,929
         Deferred investment credit and income taxes, net                   4,664             (5,530)
         Deferred power costs, net                                         (3,807)             3,257
         Unconsolidated subsidiaries' dividends in excess of earnings         688                698
         Allowance for other than borrowed funds used
             during construction                                             (136)                (9)
         Restructuring liability                                             -                16,349
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                   (3,794)            (1,350)
                Materials and supplies                                     (3,152)               622
                Accounts payable                                           (7,485)            (2,629)
                Taxes accrued                                               6,978              6,294
                Interest accrued                                            3,826              4,160
         Other, net                                                        (1,349)            12,243
                                                                           33,337             61,023

    CASH FLOWS FROM INVESTING:
         Construction expenditures                                        (11,638)           (11,090)
         Allowance for other than borrowed funds used
            during construction                                               136                  9
                                                                          (11,502)           (11,081)


    CASH FLOWS FROM FINANCING:

         Retirement of long-term debt                                        (500)           (18,500)
         Short-term debt, net                                             (21,841)           (17,474)
         Dividends on capital stock:
            Preferred stock                                                (1,259)            (1,259)
            Common stock                                                     -               (12,371)
                                                                          (23,600)           (49,604)


    NET CHANGE IN CASH                                                     (1,765)               338
    Cash at January 1                                                       2,290                117
    Cash at March 31                                                    $     525          $     455


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)                          $5,511             $2,734
             Income taxes                                                    -                  -


    See accompanying notes to financial statements.

               MONONGAHELA POWER COMPANY

             Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the accompanying financial statements and the following notes.
         With the exception of the December 31, 1996, balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.


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



                                                           Three Months Ended
                                                                March 31
                                                           1997          1996
                                                         (Thousands of Dollars)

             Electric operating revenues                  $20,216      $20,909

             Operation and maintenance expense             1,285         1,119
             Depreciation                                  4,284         4,290
             Taxes other than income taxes                 1,195         1,210
             Federal income taxes                          3,124         3,344
             Interest charges                              3,960         4,228
             Other income, net                                -             (3)
                 Net income                               $ 6,368      $ 6,721



         The Company's share of the equity in earnings above was $1.7 million and $1.8 million for the three months ended March 31, 1997 and 1996, respectively, and was included in other income, net, on the Statement of Income.

4. Restructuring charges in the first quarter of 1996 ($10.4 million, net of tax) include expenses associated with the reorganization, which is essentially complete.


5. On April 7, 1997, Allegheny Power System, Inc. and DQE, Inc., parent company of Duquesne Light Company, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy. It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the Company and its regulated electric utility affiliates will continue to exist as separate legal entities.

         The merger is conditioned, among other things, upon the approval of each company's shareholders and the necessary approvals of various state and federal regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission. The companies are hopeful that the required approvals can be obtained within 12 to 18 months.

               MONONGAHELA POWER COMPANY

Management's Discussion and Analysis of Financial Condition
                 and Results of Operations


COMPARISON OF FIRST QUARTER OF 1997 WITH FIRST QUARTER OF 1996


Review of Operations

NET INCOME

               Net income for the first quarter of 1997 and 1996, and the after tax restructuring charges included in the 1996 period are shown below.


                                                               Net Income
                                                           Three Months Ended
                                                                March 31
                                                           1997          1996
                                                          (Millions of Dollars)

         Net Income as Reported                           $22.6         $13.0

         Restructuring Charges                              -            10.4
         Net Income Adjusted                              $22.6         $23.4



               Mild weather during the first quarter of 1997 was the primary reason for the decrease in the adjusted net income before restructuring charges.


SALES AND REVENUES

               In the first quarter of 1997, retail kilowatt-hour
(kWh) sales to residential, commercial, and industrial customers decreased 6%, 1%, and 7%, respectively. Residential kWh sales, which are more weather sensitive than the commercial and industrial classes, decreased due to heating degree days that were 16% below the corresponding 1996 period and more than 8% below normal. Commercial kWh sales also decreased primarily because of the mild weather. Industrial kWh sales decreased for a variety of reasons, primarily in the iron and steel and chemicals customers groups. The decrease in revenues from sales to residential, commercial, and industrial customers resulted from the following:


                                                      Decrease from Prior Period
                                                         (Millions of Dollars)

         Decreased kWh sales                                    $ (4.8)
         Fuel and energy cost adjustment clauses*                 (7.5)
         Other                                                     (.2)
             Decrease in retail revenues                        $(12.5)



  * Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.

               Revenues from bulk power transactions consist of the following items:

                                                           Three Months Ended
                                                                March 31
                                                           1997          1996
                                                          (Millions of Dollars)

         Revenues:
           From transmission services                      $3.1          $3.4
           From sale of Company generation                  1.1            .7
             Total                                         $4.2          $4.1



               About 90% of the aggregate benefits from bulk power transactions are passed on to retail customers through fuel cost adjustment clauses and have little effect on net income.


OPERATING EXPENSES

               Fuel expenses decreased 7% due primarily to a decrease in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

               "Purchased Power and Exchanges, Net" represents power purchases from and exchanges with nonaffiliated utilities and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to Allegheny Generating Company
(AGC), an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Power System at any given time, and consists of the following items:


                                                           Three Months Ended
                                                                March 31
                                                           1997          1996
                                                          (Millions of Dollars)
         Nonaffiliated transactions:
           Purchased power:
             From PURPA generation                        $18.0         $17.1
             Other                                          2.1           3.7
           Power exchanges, net                              .9            .8
         Affiliated transactions:
           AGC capacity charges                             4.8           5.1
             Purchased power and exchanges, net           $25.8         $26.7



               Other purchased power decreased because of decreased sales to retail customers. The cost of power purchased, including power from PURPA generation and affiliated transactions, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures with the result that changes in such costs have little effect on net income.

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

               Restructuring charges in the first quarter of 1996 include expenses associated with the reorganization, which is essentially complete.

               The depreciation expense increase resulted from additions to electric plant. Future depreciation expense increases are expected to be less than historical increases because of reduced levels of planned capital expenditures.

               The increase in federal and state income taxes resulted primarily from an increase in income before taxes.

               Fluctuations in other interest expense as well as other income, net, reflect changes in the levels of temporary investments and short-term debt maintained by the Company.


Financial Condition and Requirements

               The Company's discussion on Financial Condition and Requirements and Competition In Core Business in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the following information.

               In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, to the restructuring of the electric utility industry, merger activities, and legal actions.

               The Company continues to advocate true competition in the electric utility industry. Speaking on behalf of the Partnership for Customer Choice (PCC), a group of utilities established in 1996 to push for the enactment of federal legislation to bring real choice to electric consumers by a date certain, Allegheny Power System's President and CEO continues to deliver a strong, clear message to lawmakers and others that federal legislation is needed to advance fair and equal competition in the electric utility industry that would eliminate a patchwork of state-by-state customer choice plans.

               MONONGAHELA POWER COMPANY

       Part II - Other Information to Form 10-Q for Quarter Ended March 31, 1997


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

          1.  (a)  Date and Kind of Meeting:

                   The annual meeting of shareholders was held at Fairmont, West Virginia, on April 21, 1997. No proxies were solicited.

              (b)  Election of Directors:

                   The holder of all 5,891,000 shares of common stock voted to elect the following Directors of the Company to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

                     Eleanor Baum                    Michael P. Morrell
                     William L. Bennett              Alan J. Noia
                     Klaus Bergman                   Jay S. Pifer
                     Wendell F. Holland              Steven H. Rice
                     Phillip E. Lint                 Gunnar E. Sarsten
                     Edward H. Malone                Peter L. Shea
                     Frank A. Metz, Jr.              Peter J. Skrgic


ITEM 5.  OTHER INFORMATION

               On April 7, 1997, Allegheny Power System, Inc. and DQE, Inc., parent company of Duquesne Light Company, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy. It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the Company and its regulated electric utility affiliates will continue to exist as separate legal entities.

              The merger is conditioned, among other things, upon the approval of each company's shareholders and the necessary approvals of various state and federal regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission. The companies are hopeful that the required approvals can be obtained within 12 to 18 months.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  (27) Financial Data Schedule

         (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 1997.

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







































May 14, 1997