Form 10-Q
period 1997-06-30
MONONGAHELA POWER CO /OH/
filed 1997-08-14
CIK 67646

                                  FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549





                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1997


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

         At August 14, 1997, 5,891,000 shares of the Common Stock ($50 par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                         MONONGAHELA POWER COMPANY

                 Form 10-Q for Quarter Ended June 30, 1997



                                                Index


                                                                    Page
                                                                     No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three and six months ended
    June 30, 1997 and 1996                                            3


  Balance sheet - June 30, 1997
    and December 31, 1996                                             4


  Statement of cash flows - Six months ended
    June 30, 1997 and 1996                                            5


  Notes to financial statements                                      6-7


  Management's discussion and analysis of financial
    condition and results of operations                              8-11



PART II--OTHER INFORMATION                                          12-13

                                          MONONGAHELA POWER COMPANY
                                             Statement of Income




                                                    Three Months Ended          Six Months Ended
                                                          June 30                    June 30
                                                     1997         1996         1997          1996
                                                               (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                                $  43,923    $  46,293    $  99,963     $ 107,613
       Commercial                                    27,705       28,800       57,958        60,306
       Industrial                                    47,570       50,411       95,362       104,202
       Wholesale and other, including affiliates     20,695       21,289       45,232        46,238
       Bulk power transactions, net                   4,185        5,333        8,366         9,384
         Total Operating Revenues                   144,078      152,126      306,881       327,743


    OPERATING EXPENSES:
      Operation:
       Fuel                                          32,529       34,508       67,660        72,195
       Purchased power and exchanges, net            24,350       24,340       50,197        51,076
       Deferred power costs, net                     (5,076)         580       (8,883)        3,837
       Other                                         17,383       19,360       35,761        37,573
      Maintenance                                    17,851       18,360       35,809        37,881
      Restructuring charges                            -          (3,528)        -           13,844
      Depreciation                                   14,315       13,779       28,663        27,708
      Taxes other than income taxes                   9,732       10,041       20,049        20,459
      Federal and state income taxes                  9,293        9,951       23,444        17,535
                Total Operating Expenses            120,377      127,391      252,700       282,108
                Operating Income                     23,701       24,735       54,181        45,635

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                         153           79          289            88
      Other income, net                               1,695        1,382        3,353         3,310
                Total Other Income and Deductions     1,848        1,461        3,642         3,398

                Income Before Interest Charges       25,549       26,196       57,823        49,033

    INTEREST CHARGES:
      Interest on long-term debt                      9,122        9,123       18,241        18,411
      Other interest                                    436          448        1,195         1,022
      Allowance for borrowed funds used during
       construction                                    (183)         (87)        (343)         (101)

                Total Interest Charges                9,375        9,484       19,093        19,332


    NET INCOME                                    $  16,174    $  16,712    $  38,730     $  29,701




    See accompanying notes to financial statements.

                                          MONONGAHELA POWER COMPANY
                                               Balance Sheet




                                                                  June 30,               December 31,
                                                                    1997                     1996
    ASSETS:                                                             (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $35,850,000
           and $33,366,000 under construction                   $ 1,905,794             $  1,879,622
         Accumulated depreciation                                  (818,172)                (790,649)
                                                                  1,087,622                1,088,973
      Investments:
         Allegheny Generating Company - common stock at equity       53,441                   54,798
         Other                                                          313                      346
                                                                     53,754                   55,144
      Current Assets:
         Cash                                                           149                    2,290
         Accounts receivable:
            Electric service, net of $1,767,000 and $1,949,000
               uncollectible allowance                               66,414                   65,615
            Affiliated and other                                     10,114                   13,365
         Materials and supplies - at average cost:
            Operating and construction                               18,857                   19,785
            Fuel                                                     21,681                   16,694
         Prepaid taxes                                               11,993                   18,331
         Other                                                        6,249                   10,693
                                                                    135,457                  146,773
      Deferred Charges:
         Regulatory assets                                          165,761                  171,692
         Unamortized loss on reacquired debt                         14,797                   15,256
         Other                                                       13,565                    8,917
                                                                    194,123                  195,865

                Total Assets                                    $ 1,470,956             $  1,486,755

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                           $   294,550             $    294,550
         Other paid-in capital                                        2,441                    2,441
         Retained earnings                                          245,777                  215,221
                                                                    542,768                  512,212
         Preferred stock                                             74,000                   74,000
         Long-term debt and QUIDS                                   455,415                  474,841
                                                                  1,072,183                1,061,053
      Current Liabilities:
         Short-term debt                                             17,347                   31,139
         Long-term debt due within one year                          34,600                   15,500
         Accounts payable                                             3,851                   12,997
         Accounts payable to affiliates                              16,042                   10,170
         Taxes accrued:
            Federal and state income                                    901                    3,788
            Other                                                    16,873                   21,464
         Deferred power costs                                         4,074                   12,419
         Interest accrued                                             8,268                    8,234
         Restructuring liability                                      6,771                   13,997
         Other                                                        8,334                   13,613
                                                                    117,061                  143,321
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                               19,371                   20,445
         Deferred income taxes                                      226,184                  225,841
         Regulatory liabilities                                      17,831                   18,554
         Other                                                       18,326                   17,541
                                                                    281,712                  282,381

                Total Capitalization and Liabilities            $ 1,470,956             $  1,486,755




      See accompanying notes to financial statements.

                                   MONONGAHELA POWER COMPANY
                                    Statement of Cash Flows



                                                                           Six Months Ended
                                                                                June 30
                                                                        1997               1996
                                                                         (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                                    $38,730            $29,701
         Depreciation                                                   28,663             27,708
         Deferred investment credit and income taxes, net                9,939             (3,133)
         Deferred power costs, net                                      (8,883)             3,837
         Unconsolidated subsidiaries' dividends in excess of earnings    1,390              1,160
         Allowance for other than borrowed funds used
             during construction                                          (289)               (88)
         Restructuring liability                                        (7,226)            12,032
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                 2,452             10,678
                Materials and supplies                                  (4,059)             7,133
                Other current assets                                     4,339              7,186
                Accounts payable                                        (3,274)            (1,216)
                Taxes accrued                                           (7,478)            (6,797)
                Interest accrued                                            34                387
         Other, net                                                     (6,674)             8,743
                                                                        47,664             97,331

    CASH FLOWS FROM INVESTING:
         Construction expenditures (less allowance for
            equity funds used during construction)                     (27,339)           (26,741)


    CASH FLOWS FROM FINANCING:
         Retirement of long-term debt                                     (500)           (18,500)
         Short-term debt, net                                          (13,792)           (22,172)
         Dividends on capital stock:
            Preferred stock                                             (2,519)            (2,519)
            Common stock                                                (5,655)           (24,683)
                                                                       (22,466)           (67,874)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                   (2,141)             2,716
    Cash and Temporary Cash Investments at January 1                     2,290                117
    Cash and Temporary Cash Investments at June 30                   $     149          $   2,833


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)                      $18,331            $18,088
             Income taxes                                               16,540             18,360





    See accompanying notes to financial statements.

                         MONONGAHELA POWER COMPANY

                       Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the accompanying financial statements and the following notes.
           With the exception of the December 31, 1996, balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996.


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


3. The Company owns 27% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:



                                                          Three Months Ended             Six Months Ended
                                                                June 30                      June 30
                                                           1997             1996          1997           1996
                                                                   (Thousands of Dollars)

Electric operating revenues                              $20,408          $21,023       $40,624        $41,932

Operation & maintenance expense                            1,471            1,215         2,756          2,334
Depreciation                                               4,284            4,290         8,568          8,580
Taxes other than income taxes                              1,201            1,198         2,396          2,408
Federal income taxes                                       3,141            3,362         6,265          6,706
Interest charges                                           3,917            4,181         7,877          8,409
Other income, net                                             (1)             -              (1)            (3)
           Net income                                    $ 6,395          $ 6,777       $12,763        $13,498




           The Company's share of the equity in earnings above was $1.7 million and $1.8 million for the three months ended June 30, 1997 and 1996, respectively, and $3.4 million and $3.6 million for the six months ended June 30, 1997 and 1996, respectively, and was included in other income, net, on the Statement of Income.

4. On April 7, 1997, Allegheny Power System, Inc. (Allegheny Power) and DQE, Inc., parent company of Duquesne Light Company, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy, Inc. (Allegheny Energy). It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the Company and its regulated electric utility affiliates will continue to exist as separate legal entities, including DQE, Inc.

           The merger is conditioned, among other things, upon the approval of each company's shareholders and the necessary approvals of various state and federal regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission. The companies are hopeful that the required approvals can be obtained by May 1, 1998. On May 2, 1997, Allegheny Power filed a registration statement on Form S-4 containing a joint proxy statement/prospectus with DQE, Inc. concerning the merger and the transactions contemplated thereby. In late June, the S-4 became effective allowing Allegheny Power and DQE, Inc. to pursue shareholder approval for the proposed merger that would create Allegheny Energy. Allegheny Power and DQE, Inc. each held separate shareholder meetings on August 7, 1997, at which the combination of the two companies was approved by the necessary number of shareholders of both companies. At Allegheny Power's meeting, the necessary number of shareholders also approved the change in Allegheny Power's name to Allegheny Energy, Inc.


5. Restructuring charges in the first six months of 1996 ($8.3 million, net of tax) include expenses associated with the reorganization, which is essentially complete.


6. For the most part, regulatory assets and liabilities are not included in rate base. Income tax regulatory assets/(liabilities), net of $139 million at June 30, 1997, are primarily related to investments in electric facilities and will be recovered over a period of from 20 to 40 years. The remaining recovery period for items other than income taxes, is from three to seven years.

                         MONONGAHELA POWER COMPANY

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


      COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997
          WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996


Review of Operations

NET INCOME

                   Net income for the second quarter and first six months of 1997 and 1996, and the after-tax restructuring charges included in the 1996 periods are shown below.



                                                                   Net Income
                                                   Three Months Ended                  Six Months Ended
                                                         June 30                            June 30
                                                    1997             1996              1997            1996
                                                                 (Millions of Dollars)

Net Income as Reported                             $16.2            $16.7             $38.7           $29.7
Restructuring (Credits)
  Charges                                            -               (2.1)              -               8.3

Net Income Adjusted                                $16.2            $14.6             $38.7           $38.0





                   The increase in second quarter adjusted net income, before restructuring credits, was primarily due to a decrease in operation and maintenance expenses and an increase in other miscellaneous income which was partially offset by a decrease in kilowatt-hour (kWh) sales to residential customers largely due to second quarter 1997 cooling degree days (air conditioning weather) which were 33% below normal and 46% less than the corresponding 1996 period.

                   The increase in year-to-date adjusted net income, before restructuring charges, was primarily due to a decrease in operation and maintenance expenses which was partially offset by a 5% decrease in kWh sales to residential customers due to mild first quarter winter weather (heating degree days 9% below normal and 16% below the first quarter of 1996) and the cooler than normal second quarter weather. Commercial and industrial kWh sales were also down for the second quarter and first six months of 1997.


SALES AND REVENUES

                   In the second quarter of 1997, retail kilowatt-hour
(kWh) sales to residential, commercial, and industrial customers decreased 2%, 1%, and .5%, respectively, for a net decrease of 1%, and in the first six months decreased 5%, 1% and 4%, respectively, for a net decrease of 4%. As discussed above, residential kWh sales, which are more weather sensitive than the commercial and industrial classes, decreased in the second quarter and in the first six months due to the mild weather. In the second quarter and in the first six months, commercial kWh sales also decreased primarily because of the mild weather. Industrial kWh sales decreased in the second quarter and first six month periods for a variety of reasons, primarily in the iron and steel customers groups.

                   The decrease in revenues from sales to residential, commercial, and industrial customers resulted from the following:



                                                                         Decrease from Prior Periods
                                                                         Quarter                 Six Months
                                                                           (Millions of Dollars)

Fuel and energy cost adjustment clauses*                                 $(4.9)                     $(12.5)
Net decreased kWh sales                                                   (1.3)                       (6.0)
Other                                                                      (.1)                        (.3)
           Decrease in retail revenues                                   $(6.3)                     $(18.8)




  * Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income. Changes in the costs of fuel, purchased power, and certain other costs, and changes in revenues from sales to other utilities, including transmission services, have had little effect on net income because such changes have been passed on to customers by adjustment of customer bills through fuel and energy cost adjustment clauses.


                   The decrease in wholesale and other revenues for the second quarter and first six months of 1997 was due primarily to a decrease in sales of energy and spinning reserve to affiliated companies, offset in part by increased transmission services provided to affiliated companies. All of the Company's wholesale customers have signed contracts to remain as customers until December 1, 2000.

                   Revenues from bulk power transactions consist of the following items:



                                                       Three Months Ended    Six Months Ended
                                                             June 30              June 30
                                                         1997            1996              1997     1996
                                                                      (Millions of Dollars)

Revenues:
  From transmission services                             $2.1            $3.2              $5.2     $6.6
  From sale of Company generation                         2.1             2.1               3.2      2.8
           Total                                         $4.2            $5.3              $8.4     $9.4




                   Revenues from transmission services decreased primarily due to reduced demand, primarily because of mild weather for the quarter and year-to-date. About 90% of the aggregate benefits from bulk power transactions are passed on to retail customers through fuel and energy adjustment clauses (described above) and have had little effect on net income.

OPERATING EXPENSES

                   Fuel expenses for the second quarter and first six months of 1997 decreased 6% due to decreases in kWh's generated. Fuel expenses are primarily subject to deferred power cost accounting procedures to match fuel and energy cost adjustment clause revenues, with the result that changes in fuel expenses have little effect on net income.

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



                                                         Three Months Ended            Six Months Ended
                                                               June 30                      June 30
                                                         1997              1996       1997               1996
                                                                      (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*                              $17.9             $17.0      $35.9              $34.1
    Other                                                 1.7               2.1        3.8                5.9
  Power exchanges, net                                    (.2)               .1         .7                 .9
Affiliated transactions:
  AGC capacity charges                                    4.9               5.1        9.7               10.2
  Energy and spinning reserve
    charges                                                .1                -          .1                 -
  Purchased power and
    exchanges, net                                      $24.4             $24.3      $50.2              $51.1

*PURPA cost per kWh                                     $.055             $.055      $.054              $.053




                   Other purchased power decreased because of decreased need due to decreased sales to retail customers. The cost of power purchased, including power from PURPA generation and affiliated transactions, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions, and is primarily subject to deferred power cost accounting procedures with the result that changes in such costs have little effect on net income.

                   The decreases in other operation expense for the three and six months ended June 1997 resulted primarily from decreases in employee benefit costs.

                   Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude, depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled. Maintenance expenses decreased $.5 million and $2.1 million for the second quarter and first six months of 1997, respectively, due to planned reductions in maintenance expenses in response to reduced kWh sales to retail customers.

                   Restructuring credits in the second quarter and restructuring charges in the first six months of 1996 include expenses associated with the reorganization, which is essentially complete.

                   The increases in depreciation expense for the second quarter and first six months of 1997 resulted from additions to electric plant. Future depreciation expense increases are expected to be less than historical increases because of reduced levels of planned capital expenditures.

                   The net increase in federal and state income taxes in the six-month period resulted primarily from an increase in income before taxes, which was primarily related to restructuring charges recorded in 1996.


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

                   The Company expects to use exchange-traded and over-the-counter futures, options, and swap contracts both to hedge its exposure to changes in electric power prices and for trading purposes.
The risks to which the Company is exposed include underlying price volatility, credit risk, and variations in cash flows, among others. The Company has implemented risk management policies and procedures consistent with industry practices and Company goals.

                         MONONGAHELA POWER COMPANY

                 Part II - Other Information to Form 10-Q
                      for Quarter Ended June 30, 1997


ITEM 5.    OTHER INFORMATION

                  In late June, the S-4 registration statement filed by Allegheny Power System, Inc. (Allegheny Power) became effective, allowing Allegheny Power and DQE, Inc., parent company of Duquesne Light Company, to pursue shareholder approval for the proposed merger and a change of the company name to Allegheny Energy, Inc. (Allegheny Energy). Allegheny Power and DQE, Inc. held shareholder meetings on August 7, 1997, at which the combination of the two companies and the name change were approved by a vote of shareholders.

                  On August 1, 1997, Allegheny Power and DQE, Inc. filed applications for several major approvals related to the proposed merger of the two companies. In filings with the Federal Energy Regulatory Commission (FERC), Pennsylvania Public Utility Commission (PA PUC), and Maryland Public Service Commission (MD PSC), Allegheny Power and DQE, Inc. outlined their restructuring and merger plans as discussed below.

                  The FERC filing includes commitments concerning rate freezes, rate reductions, and electrical system access options that will spread the positive effects of the merger to many stakeholders. The filing includes the offering of a single transmission rate which is less than the stand-alone rate for the two companies, offers partial rate freezes to wholesale customers which have contracts expiring after 1998, and includes a commitment to join or form an independent system operator
(ISO).

                  The Company's Pennsylvania affiliate, West Penn Power Company (West Penn), and DQE, Inc. filed individual restructuring plans with the PA PUC and, as part of a joint restructuring plan, have also filed their merger application. The filings address unbundled rates for generation, transmission, and distribution services; stranded costs; merger synergy benefits; and other issues as required by Pennsylvania's Electricity Generation Customer Choice and Competition Act. Among other benefits, West Penn's restructuring filing unbundles its rates and tariffs separate from those of DQE's utility subsidiary, Duquesne Light. DQE's restructuring filing includes a redesign of rates and provides for other benefits. The merger filing offers additional detail on the expected synergy benefits of the merger and an allocation of the benefits to customers and shareholders of the two companies.

                  Allegheny Power filed with the MD PSC requesting approval for the issuance of stock to exchange for DQE stock upon merger approval. Allegheny Power is a Maryland Corporation. The filing also discussed the benefits of the merger to Maryland including lower rates for customers and improved operating efficiencies over time.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    (27)    Financial Data Schedule

           (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 1997.





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


August 14, 1997