Form 10-Q
period 1997-09-30
MONONGAHELA POWER CO /OH/
filed 1997-11-13
CIK 67646

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1997


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

   At November 13, 1997, 5,891,000 shares of the Common Stock
($50 par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

                   MONONGAHELA POWER COMPANY

         Form 10-Q for Quarter Ended September 30, 1997



                             Index


                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three and nine months ended
    September 30, 1997 and 1996                               3


  Balance sheet - September 30, 1997
    and December 31, 1996                                     4


  Statement of cash flows - Nine months ended
    September 30, 1997 and 1996                               5


  Notes to financial statements                              6-8


  Management's discussion and analysis of financial
    condition and results of operations                      9-13



PART II--OTHER INFORMATION                                    14

                                         MONONGAHELA POWER COMPANY
                                            Statement of Income



                                                  Three Months Ended          Nine Months Ended
                                                     September 30               September 30
                                                    1997         1996         1997          1996
                                                               (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                               $  48,677    $  48,253    $ 148,640     $ 155,866
       Commercial                                   31,682       31,431       89,640        91,737
       Industrial                                   49,690       47,811      145,052       152,013
       Wholesale and other, including affiliates    22,593       20,655       67,825        66,893
       Bulk power transactions, net                  5,598        4,017       13,964        13,401
         Total Operating Revenues                  158,240      152,167      465,121       479,910


    OPERATING EXPENSES:
      Operation:
       Fuel                                         36,363       33,073      104,023       105,268
       Purchased power and exchanges, net           21,600       23,616       71,797        74,692
       Deferred power costs, net                        16       (2,729)      (8,867)        1,108
       Other                                        19,570       19,827       55,331        57,400
      Maintenance                                   15,060       18,136       50,869        56,017
      Restructuring charges                           -           2,087         -           15,931
      Depreciation                                  14,355       13,881       43,018        41,589
      Taxes other than income taxes                 10,039       10,223       30,088        30,682
      Federal and state income taxes                12,744        9,625       36,188        27,160
              Total Operating Expenses             129,747      127,739      382,447       409,847
              Operating Income                      28,493       24,428       82,674        70,063

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                        181           97          470           185
      Other income, net                              4,097        1,808        7,450         5,118
              Total Other Income and Deductions      4,278        1,905        7,920         5,303

              Income Before Interest Charges        32,771       26,333       90,594        75,366

    INTEREST CHARGES:
      Interest on long-term debt                     8,958        9,122       27,199        27,533
      Other interest                                   572          405        1,767         1,427
      Allowance for borrowed funds used during
       construction                                   (216)        (111)        (559)         (212)

              Total Interest Charges                 9,314        9,416       28,407        28,748

    NET INCOME                                   $  23,457    $  16,917    $  62,187     $  46,618




    See accompanying notes to financial statements.

                                          MONONGAHELA POWER COMPANY
                                              Balance Sheet




                                                               September 30,             December 31,
                                                                  1997                       1996
    ASSETS:                                                            (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $44,368,000
           and $33,366,000 under construction                 $ 1,921,348               $  1,879,622
         Accumulated depreciation                                (830,777)                  (790,649)
                                                                1,090,571                  1,088,973
      Investments:
         Allegheny Generating Company - common stock at equity     53,818                     54,798
         Other                                                        292                        346
                                                                   54,110                     55,144
      Current Assets:
         Cash                                                         149                      2,290
         Accounts receivable:
            Electric service, net of $966,000 and $1,949,000
               uncollectible allowance                             65,268                     65,615
            Affiliated and other                                   14,280                     13,365
         Materials and supplies - at average cost:
            Operating and construction                             18,888                     19,785
            Fuel                                                   18,646                     16,694
         Prepaid taxes                                             19,229                     18,331
         Other                                                      3,702                     10,693
                                                                  140,162                    146,773
      Deferred Charges:
         Regulatory assets                                        165,282                    171,692
         Unamortized loss on reacquired debt                       14,568                     15,256
         Other                                                     15,445                      8,917
                                                                  195,295                    195,865

                Total Assets                                  $ 1,480,138               $  1,486,755

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                         $   294,550               $    294,550
         Other paid-in capital                                      2,441                      2,441
         Retained earnings                                        247,533                    215,221
                                                                  544,524                    512,212
         Preferred stock                                           74,000                     74,000
         Long-term debt and QUIDS                                 455,501                    474,841
                                                                1,074,025                  1,061,053
      Current Liabilities:
         Short-term debt                                           38,450                     31,139
         Long-term debt due within one year                        19,600                     15,500
         Accounts payable                                           1,044                     12,997
         Accounts payable to affiliates                            18,586                     10,170
         Taxes accrued:
            Federal and state income                                  668                      3,788
            Other                                                  19,106                     21,464
         Deferred power costs                                       3,587                     12,419
         Interest accrued                                          11,905                      8,234
         Restructuring liability                                    1,075                     13,997
         Other                                                      6,763                     13,613
                                                                  120,784                    143,321
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                             18,834                     20,445
         Deferred income taxes                                    230,239                    225,841
         Regulatory liabilities                                    17,464                     18,554
         Other                                                     18,792                     17,541
                                                                  285,329                    282,381

                Total Capitalization and Liabilities          $ 1,480,138               $  1,486,755





      See accompanying notes to financial statements

                                       MONONGAHELA POWER COMPANY
                                        Statement of Cash Flows



                                                                          Nine Months Ended
                                                                             September 30
                                                                         1997             1996
                                                                         (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                                   $  62,187        $ 46,618
         Depreciation                                                    43,018          41,589
         Deferred investment credit and income taxes, net                13,626            (350)
         Deferred power costs, net                                       (8,867)          1,108
         Unconsolidated subsidiaries' dividends in excess of earnings     1,034           1,152
         Allowance for other than borrowed funds used
             during construction                                           (470)           (185)
         Restructuring liability                                        (12,922)         11,119
         Changes in certain current assets and
             liabilities:
             Accounts receivable, net                                      (568)         10,480
             Materials and supplies                                      (1,055)          3,572
             Other current assets/liabilities                            (6,550)         12,888
             Deferred charges                                            (4,179)          4,239
             Accounts payable                                            (3,537)         (7,848)
             Taxes accrued                                               (5,478)         (6,941)
             Interest accrued                                             3,671           3,420
         Other, net                                                         549           8,293
                                                                         80,459         129,154

    CASH FLOWS FROM INVESTING:
         Construction expenditures (less allowance for
            equity funds used during construction)                      (44,536)        (40,290)




    CASH FLOWS FROM FINANCING:
         Retirement of long-term debt                                   (15,500)        (18,500)
         Short-term debt, net                                             7,311         (21,169)
         Dividends on capital stock:
            Preferred stock                                              (3,778)         (3,778)
            Common stock                                                (26,097)        (37,032)
                                                                        (38,064)        (80,479)


    NET CHANGE IN CASH                                                   (2,141)          8,385
    Cash at January 1                                                     2,290             117
    Cash at September 30                                              $     149        $  8,502


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the quarter for:
             Interest (net of amount capitalized)                       $27,949         $24,304
             Income taxes                                                24,218          22,854





    See accompanying notes to financial statements.

                   MONONGAHELA POWER COMPANY

                 Notes to Financial Statements


1. The Company's Notes to Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1996, balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes, contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.


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

                                  Three Months Ended    Nine Months Ended
                                     September 30          September 30
                                   1997         1996     1997       1996
                                             (Thousands of Dollars)

Electric operating revenues      $19,664      $20,825  $60,288    $62,757

Operation & maintenance expense      856        1,299    3,612      3,633
Depreciation                       4,284        4,290   12,852     12,870
Taxes other than income taxes      1,185        1,174    3,581      3,582
Federal income taxes               3,109        3,296    9,374     10,002
Interest charges                   3,888        4,081   11,765     12,490
Other income, net                 (9,054)          (l)  (9,055)        (4)
    Net income                   $15,396      $ 6,686  $28,159    $20,184


   The Company's share of the equity in earnings above was $4.2 million and $1.8 million for the three months ended September 30, 1997 and 1996, respectively, and $7.6 million and $5.4 million for the nine months ended September 30, 1997 and 1996, respectively, and was included in other income, net, on the Statement of Income. The increases in other income, net, and the resulting increases in net income for the 1997 periods was due to an interest refund on a tax-related contract settlement.


4. On April 7, 1997, Allegheny Power System, Inc. (Allegheny Power) and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pennsylvania, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy, Inc. (Allegheny Energy). It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the regulated electric utility companies will continue to exist as separate legal entities, including the Company and Duquesne Light Company.

   The merger is conditioned, among other things, upon the approval of each company's shareholders, the Pennsylvania Public Utility Commission (PUC), the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission
   (FERC), the Nuclear Regulatory Commission (NRC), and the Department of Justice/Federal Trade Commission under the Hart, Scott, Rudino legislation. Additionally, Allegheny Power has requested the Maryland Public Service Commission
   (PSC) to indicate its approval of the issuance of additional Allegheny Power stock to accomplish the transaction. The companies have established a schedule to obtain all regulatory approvals by June 1, 1998. On May 2, 1997, Allegheny Power filed a registration statement with the SEC on Form S-4 containing a joint proxy statement/prospectus with DQE concerning the merger and the transactions contemplated thereby. In late June, the S-4 became effective allowing Allegheny Power and DQE to pursue shareholder approval for the proposed merger that would create Allegheny Energy. Allegheny Power and DQE each held a separate shareholder meeting on August 7, 1997, at which the combination of the two companies was decisively approved by the shareholders of both companies. At Allegheny Power's meeting, the shareholders also decisively approved the change in Allegheny Power's name to Allegheny Energy, Inc. (Allegheny Energy).

   On August 1, 1997, Allegheny Power and DQE jointly filed requests for merger approval with the PUC and FERC, DQE filed the necessary approval requests with the NRC, and Allegheny Power filed its request with the PSC for approval to issue Allegheny Power stock. The PUC has established a schedule of proceedings which is expected to result in an approval order by the end of May 1998. The FERC has not scheduled hearings. Absent such hearings, Allegheny Energy expects a FERC order on or before the end of May 1998. The PSC instituted a proceeding against The Potomac Edison Company, the Company's Maryland public utility affiliate, to examine the effect of the merger on Maryland customers for which a final determination is expected by May 1, 1998.

   On September 16, 1997, Allegheny Power officially changed its name to Allegheny Energy, Inc. by filing the appropriate papers in Maryland. Allegheny Energy began trading on the New York Stock Exchange under its new symbol, AYE, on October 1, 1997.

   On September 29, 1997, the City of Pittsburgh filed an antitrust and conspiracy lawsuit in Federal District Court for the Western District of Pennsylvania against Allegheny Power, the Company's Pennsylvania affiliate, West Penn Power Company (West Penn), DQE, and Duquesne Light Company. The verified complaint alleges eight counts, two of which are claimed violations of the federal antitrust statutes and six are state law claims. The relief sought includes a request that the proposed merger between Allegheny Power and DQE be stopped, and a request for unspecified monetary damages relating to alleged collusion by the two companies in their actions dealing with proposals to provide electric service to the city's redevelopment zones. On October 27, 1997, Allegheny Power, West Penn, DQE, and Duquesne Light Company filed motions to dismiss the complaint. While Allegheny Energy cannot predict the outcome of this action, it believes the suit is without merit.


5. On August 1, 1997, in combination with Allegheny Power's merger approval filing, the Company's Pennsylvania affiliate, West Penn, filed with the PUC a comprehensive stand-alone restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included an unbundling of West Penn's electric service rates into their generation, transmission and distribution components, a plan for eventual replacement of the existing Power Supply Agreement (PSA) under which the Company and its existing two utility affiliates, share capacity, energy, capacity reserves and transmission resources with a more efficient structure, and a plan for recovery of stranded costs through a Competitive Transition Charge (CTC).


6. Restructuring charges in the first nine months of 1996 ($9.5 million, net of tax) include expenses associated with a reorganization, which is essentially complete.


7. For the most part, regulatory assets and liabilities are not included in rate base. Income tax regulatory assets/(liabilities), net of $139 million at September 30, 1997, are primarily related to investments in electric facilities and under a continuing regulated environment, would be recovered over a period of from 20 to 40 years. The remaining recovery period for items other than income taxes, is from three to seven years. See page 13 for information concerning a West Virginia Public Service Commission Task Force and an Ohio legislative committee created to study electric utility restructuring and competition.


8. The Company has spent considerable time and effort over the past several years on the issue of the year 2000 software compliance, and the effort is continuing. Certain software has already been made year 2000 compliant by upgrades and replacement, and analysis is continuing on others, in accordance with a schedule planned to permit the Company to process information in the year 2000 and beyond without significant problems. Expenditures for the software modifications and upgrades are not expected to have a material impact on the Company's results of operations or financial position.

                   MONONGAHELA POWER COMPANY

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997
    WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996


Review of Operations

NET INCOME

        Net income for the third quarter and first nine months of 1997 and 1996, and the after-tax restructuring charges included in the 1996 periods are shown below.

                                           Net Income
                            Three Months Ended    Nine Months Ended
                               September 30         September 30
                             1997        1996      1997       1996
                                      (Millions of Dollars)

Net Income as Reported      $23.5       $16.9     $62.2      $46.6

Restructuring Charges         -           1.2       -          9.5

Net Income Adjusted         $23.5       $18.1     $62.2      $56.1


        The increase in third quarter net income, before restructuring charges, was primarily due to a 10% increase in kilowatt-hour (kWh) sales to industrial customers, a reduction of expenses achieved through restructuring efforts and other cost controls, and an interest refund on a tax-related contract settlement by the Company's 27% owned subsidiary, Allegheny Generating Company (AGC), recorded in other income as increased equity in earnings of AGC. See Note 3 to the Financial Statements for additional information. KWh sales to residential and commercial customers were also up slightly for the quarter.

        The increase in year-to-date net income, before restructuring charges, resulted from a reduction of expenses achieved through restructuring efforts and other cost controls, and increased equity in earnings from AGC. These increases were offset by a 3% decrease in kWh sales to residential customers due to mild first quarter winter weather (heating degree days 9% below normal and 16% below the first quarter of 1996) and the mild summer weather. Commercial kWh sales were down .4% for the first nine months of 1997.


SALES AND REVENUES

        Retail kWh sales in the third quarter to residential, commercial, and industrial customers increased .4%, 1%, and 10%, respectively, for a net increase of 5%. In the first nine months, kWh sales to residential and commercial customers decreased 3% and .4%, respectively, while industrial sales increased .5%, for a net decrease of 1%. As discussed above, residential kWh sales, which are more weather sensitive than the commercial and industrial classes, decreased in the first nine months due to the mild weather. Commercial kWh sales also decreased in the first nine months primarily because of the mild weather. Industrial kWh sales increased for the third quarter due primarily to increased sales to the iron and steel and chemical customer groups. The year-to-date increase in kWh sales to industrial customers was due primarily to increased sales to the lumber products customer groups. The year-to-date decrease in industrial revenue was primarily due to a decrease in the fuel and energy cost component of industrial sales.

        The changes in revenues from sales to residential, commercial, and industrial customers resulted from the following:

                                              Change from Prior Periods
                                              Quarter       Nine Months
                                                (Millions of Dollars)

Fuel and energy cost adjustment clauses*        $ .4          $(12.1)
Increased (decreased) kWh sales                  2.0            (4.1)
Other                                             .2             (.1)
    Change in retail revenues                   $2.6          $(16.3)


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

        The increase in wholesale and other revenues for the third quarter and first nine months of 1997 was due primarily to an increase in sales of capacity and transmission services provided to affiliated companies, offset in part by decreased sales of energy and spinning reserve to affiliated companies.
All of the Company's wholesale customers have signed contracts to remain as customers until December 1, 2000.

        Revenues from bulk power transactions consist of the following items:

                                   Three Months Ended   Nine Months Ended
                                       September 30        September 30
                                     1997        1996     1997       1996
                                             (Millions of Dollars)

Revenues:
  From transmission services         $2.4        $3.2    $ 7.6      $ 9.8
  From sales of Company generation    3.2          .8      6.4        3.6
    Total                            $5.6        $4.0    $14.0      $13.4


        Revenues from transmission services decreased primarily due to reduced demand, primarily because of mild weather. The increases in sales of Company generation resulted primarily from increased sales to brokers and power marketers. About 90% of the aggregate benefits from bulk power transactions are passed on to retail customers through fuel and energy adjustment clauses (described above) and have little effect on net income.


OPERATING EXPENSES

        Fuel expenses for the third quarter increased 10% primarily due to an increase in kWh generated due to increased bulk power sales from Company generation to brokers and power marketers, increased sales to industrial customers, and higher average fuel prices. For the first nine months of 1997, fuel expenses decreased 1% due to an overall decrease in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures to match fuel and energy cost adjustment clause revenues, with the result that changes in fuel expenses have little effect on net income.

        "Purchased power and exchanges, net" represents power purchases from and exchanges with nonaffiliated companies and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to Allegheny Generating Company (AGC), an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement, whereby each company uses the most economical generation available in the Allegheny Energy System at any given time, and consists of the following items:

                                Three Months Ended    Nine Months Ended
                                   September 30         September 30
                                 1997        1996      1997        1996
                                         (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*      $15.4       $16.6    $51.3        $50.7
    Other                         2.4         2.0      6.2          7.8
  Power exchanges, net            (.6)        -         .1           .9
Affiliated transactions:
  AGC capacity charges            4.3         5.0     14.0         15.3
  Energy and spinning reserve
    charges                        .1         -         .2          -
      Purchased power and
        exchanges, net          $21.6       $23.6    $71.8        $74.7

*PURPA cost per kWh             $.050       $.053    $.053        $.053


        Other purchased power decreased in the nine months ended September 30, 1997 because of decreased demand due to decreased sales to retail customers. The cost of power purchased, including power from PURPA generation and affiliated transactions, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions, and is primarily subject to deferred power cost accounting procedures with the result that changes in such costs have little effect on net income.

        The decreases in other operation expense for the three and nine months ended September 1997 resulted primarily from decreases in salaries and wages and employee benefit costs achieved through restructuring efforts.

        Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled. Maintenance expenses decreased $3.1 million and $5.1 million for the third quarter and first nine months of 1997, respectively, due primarily to reduced expenses achieved through restructuring efforts and other cost controls.

        Restructuring charges in the third quarter and first nine months of 1996 include expenses associated with a reorganization, which is essentially complete.

        The increases in depreciation expense for the third quarter and first nine months of 1997 resulted from additions to electric plant. Future depreciation expense increases are expected to be less than historical increases because of reduced levels of planned capital expenditures.

        The net increases in federal and state income taxes in the three and nine-month periods resulted primarily from increases in income before taxes. The nine-month period increase in income before taxes was primarily related to restructuring charges recorded in 1996.

        The increases in other income, net, of $2.3 million for the third quarter and first nine months of 1997, respectively, were primarily due to an interest refund on a tax-related contract settlement received by the Company's subsidiary, Allegheny Generating Company.

        Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated rates.


Financial Condition and Requirements

        The Company's discussion on Financial Condition and Requirements and Competition in Core Business in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the following information.

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, legal actions, restructuring of the electric utility industry, and, as described in Note 4 to the Financial Statements, merger activities.

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

       The Company is working actively within its states to advance customer choice. However, the Company believes that federal legislation is necessary to ensure that electric restructuring is implemented consistently across state and regional boundaries so that all electric customers have an equal opportunity to benefit from competition and customer choice by a date certain. Federal legislation is also needed to remove barriers to competition, including the Public Utility Holding Company Act of 1935 (PUHCA) and the Public Utility Regulatory Policies Act of 1978 (PURPA).

       The West Virginia Public Service Commission has created a task force to study electric utility restructuring and competition. On October 15, the group issued a final report addressing various issues of competition and customer choice. The task force, which includes the Company as a member, will continue to further discuss issues relevant to electric utility competition.

       A House and Senate legislative committee in Ohio is developing a report on electric utility restructuring and competition. The Public Utilities Commission of Ohio continues roundtable discussion on universal service and stranded costs.

                   MONONGAHELA POWER COMPANY

           Part II - Other Information to Form 10-Q for Quarter Ended September 30, 1997


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  (27) Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1997.




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



November 13, 1997