Form 10-Q
period 1998-03-31
MONONGAHELA POWER CO /OH/
filed 1998-05-15
CIK 67646

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1998


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

   At May 15, 1998, 5,891,000 shares of the Common Stock ($50 par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

                   MONONGAHELA POWER COMPANY

           Form 10-Q for Quarter Ended March 31, 1998


                             Index


                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three months ended
    March 31, 1998 and 1997                                   3


  Balance sheet - March 31, 1998
    and December 31, 1997                                     4


  Statement of cash flows - Three months ended
    March 31, 1998 and 1997                                   5


  Notes to financial statements                              6-8


  Management's discussion and analysis of financial
    condition and results of operations                      9-15



PART II--OTHER INFORMATION                                  16-17

                                  MONONGAHELA POWER COMPANY
                                      Statement of Income



                                                        Three Months Ended
                                                             March 31
                                                       1998            1997
                                                       (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                                  $  52,172       $  56,040
       Commercial                                      29,965          30,253
       Industrial                                      50,128          47,792
       Wholesale and other, including affiliates       22,945          24,537
       Bulk power transactions, net                     3,062           4,181
         Total Operating Revenues                     158,272         162,803


    OPERATING EXPENSES:
      Operation:
       Fuel                                            34,837          35,131
       Purchased power and exchanges, net              25,010          25,847
       Deferred power costs, net                       (6,671)         (3,807)
       Other                                           21,319          18,378
      Maintenance                                      17,498          17,958
      Depreciation                                     14,760          14,348
      Taxes other than income taxes                    11,522          10,317
      Federal and state income taxes                   12,639          14,151
              Total Operating Expenses                130,914         132,323
              Operating Income                         27,358          30,480

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                           252             136
      Other income, net                                 1,538           1,658
              Total Other Income and Deductions         1,790           1,794

              Income Before Interest Charges           29,148          32,274

    INTEREST CHARGES:
      Interest on long-term debt                        8,814           9,119
      Other interest                                    1,018             759
      Allowance for borrowed funds used during
       construction                                      (111)           (160)

              Total Interest Charges                    9,721           9,718


    NET INCOME                                      $  19,427       $  22,556


    See accompanying notes to financial statements.

                                          MONONGAHELA POWER COMPANY
                                                Balance Sheet




                                                                 March 31,             December 31,
                                                                   1998                    1997
    ASSETS:                                                             (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $57,244,000
           and $55,588,000 under construction                  $ 1,962,000            $  1,950,478
         Accumulated depreciation                                 (854,865)               (840,525)
                                                                 1,107,135               1,109,953
      Investments:
         Allegheny Generating Company - common stock at equity      53,331                  53,888
         Other                                                         257                     268
                                                                    53,588                  54,156
      Current Assets:
         Cash                                                        1,145                   1,686
         Deposit with trustee for redemption
            of long-term debt                                       25,304                  -
         Accounts receivable:
            Electric service, net of $2,479,000 and $2,176,000
               uncollectible allowance                              65,602                  68,143
            Affiliated and other                                    11,908                  10,917
         Materials and supplies - at average cost:
            Operating and construction                              20,380                  18,716
            Fuel                                                    19,644                  15,885
         Prepaid taxes                                              14,414                  17,287
         Other                                                       7,703                   3,559
                                                                   166,100                 136,193
      Deferred Charges:
         Regulatory assets                                         163,706                 164,260
         Unamortized loss on reacquired debt                        14,263                  14,338
         Other                                                      13,375                  14,354
                                                                   191,344                 192,952

                Total Assets                                   $ 1,518,167            $  1,493,254

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                          $   294,550            $    294,550
         Other paid-in capital                                       2,441                   2,441
         Retained earnings                                         262,106                 243,939
                                                                   559,097                 540,930
         Preferred stock                                            74,000                  74,000
         Long-term debt and QUIDS                                  474,777                 455,088
                                                                 1,107,874               1,070,018
      Current Liabilities:
         Short-term debt                                            25,750                  56,829
         Long-term debt due within one year                         25,160                  20,100
         Notes payable to affiliates                                 -                       1,450
         Accounts payable                                            4,562                   5,910
         Accounts payable to affiliates                             10,273                   5,804
         Taxes accrued:
            Federal and state income                                10,826                   5,046
            Other                                                   13,711                  18,935
         Interest accrued                                           11,599                   7,877
         Other                                                       9,840                  13,470
                                                                   111,721                 135,421
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                              17,760                  18,297
         Deferred income taxes                                     245,399                 235,291
         Regulatory liabilities                                     16,612                  16,973
         Other                                                      18,801                  17,254
                                                                   298,572                 287,815

                Total Capitalization and Liabilities           $ 1,518,167            $  1,493,254


      See accompanying notes to financial statements.

                                 MONONGAHELA POWER COMPANY
                                  Statement of Cash Flows



                                                                          Three Months Ended
                                                                               March 31
                                                                        1998               1997
                                                                         (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                                  $  19,427          $  22,556
         Depreciation                                                   14,760             14,348
         Deferred investment credit and income taxes, net                7,320              4,664
         Deferred power costs, net                                      (6,671)            (3,807)
         Unconsolidated subsidiaries' dividends in excess of earnings      568                688
         Allowance for other than borrowed funds used
             during construction                                          (252)              (136)
         Restructuring liability                                          (102)            (5,535)
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                 1,550             (3,794)
                Materials and supplies                                  (5,423)            (3,152)
                Accounts payable                                         3,121             (7,485)
                Taxes accrued                                              556              6,978
                Interest accrued                                         3,722              3,826
         Other, net                                                      7,686              7,086
                                                                        46,262             36,237

    CASH FLOWS FROM INVESTING:
         Construction expenditures (less allowance for
            equity funds used during construction)                     (12,371)           (11,502)


    CASH FLOWS FROM FINANCING:
         Issuance of long-term debt                                     25,660               -
         Retirement of long-term debt                                   (1,000)              (500)
         Deposit with trustee for redemption
            of long-term debt                                          (25,304)              -
         Short-term debt, net                                          (31,079)           (21,841)
         Notes payable to affiliates                                    (1,450)            (2,900)
         Dividends on preferred stock                                   (1,259)            (1,259)
                                                                       (34,432)           (26,500)


    NET CHANGE IN CASH                                                    (541)            (1,765)
    Cash at January 1                                                    1,686              2,290
    Cash at March 31                                                 $   1,145          $     525


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)                       $5,356             $5,511
             Income taxes                                                 -                  -


    See accompanying notes to financial statements.

                   MONONGAHELA POWER COMPANY

                 Notes to Financial Statements


1. The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1997, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1997, balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.


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

                                               Three Months Ended
                                                    March 31
                                               1998          1997
                                             (Thousands of Dollars)

   Electric operating revenues               $18,604       $20,216

   Operation and maintenance expense             953         1,285
   Depreciation                                4,226         4,284
   Taxes other than income taxes               1,160         1,195
   Federal income taxes                        2,865         3,124
   Interest charges                            3,513         3,960
   Other income, net                             (50)         -
     Net income                              $ 5,937       $ 6,368


   The Company's share of the equity in earnings above was $1.6 million and $1.7 million for the three months ended March 31, 1998 and 1997, respectively, and was included in other income, net, on the Statement of Income.

4. On April 7, 1997, Allegheny Power System, Inc. (Allegheny Power) and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pennsylvania, announced that they had agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy, Inc. (Allegheny Energy).

   On March 25, 1998, the Maryland Public Service Commission
   (PSC) approved a settlement agreement between Allegheny Energy and various parties, in which the PSC indicated its approval of the merger. This action was requested in connection with the proposed issuance of Allegheny Energy stock to exchange for DQE stock to complete the merger.

   On April 30, 1998, the Pennsylvania Public Utility Commission
   (PUC) adopted a motion (the "Order") approving the merger subject to a condition precedent that the merged entity joins a Federal Energy Regulatory Commission (FERC) approved, fully functioning Independent System Operator (ISO). The Order specifically approved the Midwest ISO as satisfying the condition precedent provided it was FERC approved and fully functioning. Allegheny Energy has joined the Midwest ISO, contingent only on merger consummation, but it is not projected to be FERC approved and fully functioning until on or after January 1, 2000. The Order also noted that the Pennsylvania, New Jersey, Maryland, L.L.C. ISO (PJM ISO) might also satisfy the pre-condition but that it would require an updated study and analysis be submitted to the PUC. The PJM ISO is FERC approved and fully functioning.
   The PUC Order noted that the merger would produce substantial savings and further noted that an 18-month delay recommended by two Administrative Law Judges (ALJs) in their recommended decision of March 25, 1998, was not in the public interest. Allegheny Energy is dismayed that the PUC nevertheless imposed a condition precedent that could impose a delay likely to be as long or longer than recommended by the ALJs. Upon official entry of the PUC's Order, Allegheny Energy is likely to file a motion for reconsideration to allow the merger to go forward immediately as it has already joined the Midwest ISO and has already pledged sufficient interim mitigation measures until the Midwest ISO is functioning, including temporary relinquishment of control of 570 megawatts of generation to mitigate market power concerns. Allegheny Energy may also propose additional interim mitigation measures. Allegheny Energy is also exploring further the PJM ISO. Allegheny Energy believes the merger is unlikely to be completed if the pre-condition in the Order actually imposes significant delay.

   The Nuclear Regulatory Commission (NRC) has approved the transfer of control of the operating licenses for DQE's nuclear plants. While Duquesne Light Company (Duquesne), principal subsidiary of DQE, will continue to be the licensee, this approval was necessary since control of Duquesne will pass from DQE to Allegheny Energy after the merger.

   Merger-related decisions are expected by the end of the second quarter from the FERC, the Department of Justice/Federal Trade Commission, and the Securities and Exchange Commission. Allegheny Energy is also filing for review of certain merger-related activities with the Public Service Commission of West Virginia and the Virginia State Corporation Commission.

   All of the Company's incremental costs of the merger process ($3.2 million through March 31, 1998) are being deferred.
   The accumulated merger costs will be written off by the Company when the merger occurs, or when it is determined that the merger will not occur.

5. In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market. On August 1, 1997, concurrent with Allegheny Power's merger approval filing, the Company's Pennsylvania utility affiliate, West Penn Power Company (West Penn), filed with the PUC a comprehensive stand-alone restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included an unbundling of West Penn's electric service rates into generation, transmission, and distribution components; a plan to revise how West Penn and its utility affiliates, including the Company, share capacity, energy, capacity reserves, transmission resources, and costs; and a plan for recovery of stranded costs through a Competitive Transition Charge (CTC). Recovery of stranded costs is a key issue.

   On April 30, 1998, the PUC, in a non-binding polling, outlined a restructuring plan for West Penn. According to the polling, West Penn is allowed to collect $524 million in stranded costs over seven years, starting in January 1999, through a CTC. In its restructuring application, West Penn had requested $1.6 billion in stranded costs. Stranded costs are costs incurred under a regulated environment which are not recoverable in a competitive market. Starting in 1999, West Penn would unbundle its rates to reflect separate prices for the generation charge, the CTC, and transmission and distribution charges. While generation would be open to competition, West Penn would continue to provide transmission and distribution services to its customers at PUC and FERC regulated rates. Allegheny Energy and West Penn believe that the $524 million of stranded costs recommended for recovery is inadequate and financially harmful to West Penn. The non-binding polling of the PUC is a preliminary step leading up to a final order on West Penn's restructuring plan expected May 21, 1998. If the PUC's final order remains as financially harmful as the polling, West Penn plans to seek redress through reconsideration by the PUC and/or full judicial review and/or legislative revision of the Customer Choice Act.


6. For the most part, regulatory assets and liabilities are not included in rate base. Income tax regulatory assets/(liabilities), net of $139 million at March 31, 1998, are primarily related to investments in electric facilities. The portion related to transmission and distribution facilities will be recovered over periods of from 20 to 40 years under the expected continuing regulated transmission and distribution business. The remaining recovery period for items other than income taxes is from three to seven years in businesses that remain subject to regulation.


7. The Company uses derivative instruments to manage risk exposure associated with energy contracts. Such instruments are used in accordance with a risk management policy adopted by the Board of Directors. The fair value of such instruments at March 31, 1998, is not materially different from book value.

                   MONONGAHELA POWER COMPANY

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


 COMPARISON OF FIRST QUARTER OF 1998 WITH FIRST QUARTER OF 1997


        The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, should be read with the following Management's Discussion and Analysis information.


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


Significant Events in the First Quarter of 1998

        On March 25, 1998, the Maryland Public Service Commission
(PSC) approved a settlement agreement between Allegheny Energy, Inc. (Allegheny Energy) and various parties, in which the PSC indicated its approval of the issuance of stock for the merger with DQE, Inc. (DQE). This action was requested in connection with the proposed issuance of Allegheny Energy stock to exchange for DQE stock to complete the merger. Thereafter, the Nuclear Regulatory Commission approved the transfer of control of the operating licenses for Duquesne Light Company's (Duquesne) Beaver Valley Unit No.'s 1 and 2 and Perry Unit No. 1 nuclear plants as required for the proposed merger between Allegheny Power System, Inc. and DQE, parent company of Duquesne. Duquesne will still be the licensee, but the approval was necessary since control of Duquesne after the merger will pass from DQE to Allegheny Energy.

        On April 30, 1998, the Pennsylvania Public Utility Commission (PUC) adopted a motion (the "Order") approving the merger subject to a condition precedent that the merged entity joins a Federal Energy Regulatory Commission (FERC) approved, fully functioning Independent System Operator (ISO). The Order specifically approved the Midwest ISO as satisfying the condition precedent provided it was FERC approved and fully functioning. Allegheny Energy has joined the Midwest ISO, contingent only on merger consummation, but it is not projected to be FERC approved and fully functioning until on or after January 1, 2000. The Order also noted that the Pennsylvania, New Jersey, Maryland, L.L.C. ISO (PJM ISO) might also satisfy the pre-condition but that it would require an updated study and analysis be submitted to the PUC. The PJM ISO is FERC approved and fully functioning. The PUC Order noted that the merger would produce substantial savings and further noted that an 18-month delay recommended by two Administrative Law Judges (ALJs) in their recommended decision of March 25, 1998, was not in the public interest. Allegheny Energy is dismayed that the PUC nevertheless imposed a condition precedent that could impose a delay likely to be as long or longer than recommended by the ALJs. Upon official entry of the PUC's Order, Allegheny Energy is likely to file a motion for reconsideration to allow the merger to go forward immediately as it has already joined the Midwest ISO and has already pledged sufficient interim mitigation measures until the Midwest ISO is functioning, including temporary relinquishment of control of 570 megawatts of generation to mitigate market power concerns. Allegheny Energy may also propose additional interim mitigation measures. Allegheny Energy is also exploring further the PJM ISO. Allegheny Energy believes the merger is unlikely to be completed if the pre-condition in the Order actually imposes significant delay.

        On April 30, 1998, the PUC, in a non-binding polling, outlined a restructuring plan for West Penn. According to the polling, West Penn is allowed to collect $524 million in stranded costs over seven years, starting in January 1999, through a Competitive Transition Charge (CTC). In its restructuring application, West Penn had requested $1.6 billion in stranded costs. Stranded costs are costs incurred under a regulated environment, which are not recoverable in a competitive market. Starting in 1999, West Penn would unbundle its rates to reflect separate prices for the generation charge, the CTC, and transmission and distribution charges. While generation would be open to competition, West Penn would continue to provide transmission and distribution services to its customers at PUC and FERC regulated rates. Allegheny Energy and West Penn believe that the $524 million of stranded costs recommended for recovery is inadequate and financially harmful to West Penn. The non-binding polling of the PUC is a preliminary step leading up to a final order on West Penn's restructuring plan expected May 21, 1998. If the PUC's final order remains as financially harmful as the polling, West Penn plans to seek redress through reconsideration by the PUC and/or full judicial review and/or legislative revision of the Customer Choice Act.


Review of Operations

EARNINGS SUMMARY

        Net income for the first quarter of 1998 was $19.4 million compared with $22.6 million in the corresponding 1997 period. The decrease in first quarter 1998 earnings resulted primarily from a 7.3% decrease in residential kilowatt-hour (kWh) sales resulting from the extremely mild winter weather in 1998. The 1998 winter was 12% warmer than 1997 and 19% warmer than normal as measured by heating degree days and was the warmest in more than 100 years.

SALES AND REVENUES

        Percentage changes in revenues and kWh sales by major
retail customer classes were:
                                        Change from Prior Period
                                                 Quarter
                                        Revenues          kWh

Residential                              (6.9)%          (7.3)%
Commercial                               (1.0)            (.3)
Industrial                                4.9             8.5
  Total                                  (1.4)%           1.8%


        The change in residential kWh sales, which are more weather sensitive than the other classes, was due primarily to changes in customer usage because of weather conditions. The 1998 first quarter winter weather was 12% warmer than 1997 and 19% warmer than normal as measured by heating degree days. Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The increase of 8.5% in industrial kWh sales was due in part to increased kWh sales to a new customer with particular large electricity requirements, and also reflects continued economic growth in the service territory.

        The changes in revenues from sales to residential, commercial, and industrial customers resulted from the following:

                                        Change from Prior Period
                                                 Quarter
                                          (Millions of Dollars)

Fuel clauses                                     $  .8
All other                                         (2.6)
  Net change in retail revenues                  $(1.8)


        Revenues reflect not only the changes in kWh sales, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which have little effect on net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customer bills through fuel clauses.

        All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The decrease in the first quarter all other retail revenues was primarily the result of mild weather and its effect on residential kWh sales.

        Wholesale and other revenues were as follows:

                                              Three Months Ended
                                                   March 31
                                              1998          1997
                                             (Millions of Dollars)

Wholesale customers                          $ 1.3         $ 1.3
Affiliated companies                          19.8          21.4
Street lighting and other                      1.8           1.8
  Total wholesale and other revenues         $22.9         $24.5


        Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under regulation by the FERC. Competition in the wholesale market for electricity was initiated by the National Energy Policy Act of 1992 (EPACT), which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. All of the Company's wholesale customers have signed contracts to remain as customers until December 1, 2000.

        Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy. The decrease in such revenues in 1998 resulted primarily from a decrease in energy sales and a decrease in the allocation of transmission services and generation spinning reserves revenue.

        Revenues from bulk power transactions consist of the
following items:
                                             Three Months Ended
                                                  March 31
                                             1998          1997
                                            (Millions of Dollars)
Revenues:
  Transmission services to
   nonaffiliated companies                   $2.1          $3.1
 Bulk power                                   1.0           1.1
   Total bulk power transactions, net        $3.1          $4.2


        The final rules on open transmission access, issued by the FERC in early 1996, require utilities to offer to others transmission service that is comparable to service they provide to themselves. Revenues from transmission services to nonaffiliated companies in the first quarter of 1998 decreased due to reduced demand, primarily because of the mild weather.


OPERATING EXPENSES

        Fuel expenses decreased .8% for the first quarter of 1998 due primarily to a decrease in kWh's generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

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

                                             Three Months Ended
                                                  March 31
                                             1998          1997
                                            (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*                  $17.7         $18.0
    Other                                     2.0           2.1
  Power exchanges, net                         .7            .9
Affiliated transactions:
  AGC capacity charges                        4.5           4.8
    Purchased power and exchanges, net      $25.0         $25.8

*PURPA cost (cents per kWh)                  $5.2          $5.3


        None of the Company's purchased power contracts are capitalized since there are no minimum payment requirements absent associated kWh generation and under a regulated environment recovery of the costs are reasonably assured.

        The $2.9 million increase in other operation expense resulted primarily from an increase in employee benefit costs ($1.3 million), increased allowances for uncollectible accounts ($.8 million), and increased property insurance expense ($.7 million) due in part to a prior period adjustment.

        Maintenance expenses decreased slightly for the first quarter due primarily to reduced expenses achieved through restructuring efforts and other cost controls. Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Taxes other than income taxes increased $1.2 million in the first quarter due primarily to increased West Virginia
Business and Occupation Taxes resulting from a prior period adjustment.

        The net decrease in federal and state income taxes in the first quarter resulted primarily from a decrease in income before taxes.

        Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated rates.

Financial Condition and Requirements

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1997, should be read with the following information.

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Notes 4 and 5 to the Financial Statements for information about merger activities and the Pennsylvania Customer Choice Act.

        The Company uses derivative instruments to manage the risk exposure associated with contracts it writes for the purchase and/or sale of electricity for receipt or delivery at future dates. Such instruments are used in accordance with a risk management policy adopted by the Board of Directors and monitored by an Exposure Management Committee of senior management. The policy requires continuous monitoring, reporting, and stress testing of all open positions for conformity to policies which limit value at risk and market risk associated with the credit standing of trading counterparties. Such credit standings must be investment grade or better, or be guaranteed by a parent company with such a credit standing for all over-the-counter instruments.

        At March 31, 1998, the trading books of the Company consisted primarily of physical contracts with fixed pricing. Most contracts were fixed-priced, forward purchase and/or sale contracts which required settlement by physical delivery of electricity. During 1998, the Company also entered into option contracts which, if exercised, were settled with physical delivery of electricity. These transactions result in market risk which occurs when the market price of a particular obligation or entitlement varies from the contract price. As the Company continues to develop its power marketing and trading business, its exposure to volatility in the price of electricity and other energy commodities may increase within approved policy limits.

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

       Allegheny Energy is working actively within its states to advance customer choice. However, it believes that federal legislation is necessary to ensure that electric restructuring is implemented consistently across state and regional boundaries so that all electric customers have an equal opportunity to benefit from competition and customer choice by a date certain. Federal legislation is also needed to remove barriers to competition, including the Public Utility Holding Company Act of 1935 and PURPA.

       The West Virginia Legislature passed a House Bill on March 14, 1998, which sets the stage for the restructuring of the electric utility industry in West Virginia. The House Bill directs the West Virginia Public Service Commission to determine if deregulation is in the best interests of the state and, if so, to develop a transition plan. It also sets up a task force of all interested parties to participate in the plan development. When complete, the plan will be returned to the Legislature for approval or rejection.

       In late March, bills to start competition in Ohio were introduced in both houses of the General Assembly. In their current form, the bills would allow residential customers to choose their electric provider beginning July 1, 1999, for service beginning January 1, 2000.

       In late March, on the federal level, the Clinton Administration outlined its electricity deregulation proposal in a set of "principles" for Congress. The proposal sets January 1, 2003, as the start date for customer choice. States that have already deregulated would be allowed to maintain the structures they have created, and low-cost states could opt out if they believe their consumers would not benefit from competition.

                   MONONGAHELA POWER COMPANY

           Part II - Other Information to Form 10-Q for Quarter Ended March 31, 1998


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

 1. (a)  Date and Kind of Meeting

         The annual meeting of shareholders was held at Fairmont, West Virginia, on April 20, 1998. No proxies were solicited.

    (b)  Election of Directors:

         The holder of all 5,891,000 share of common stock voted to elect the following Directors of the Company to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

           Eleanor Baum                      Alan J. Noia
           William L. Bennett                Jay S. Pifer
           Wendell F. Holland                Steven H. Rice
           Phillip E. Lint                   Gunnar E. Sarsten
           Frank A. Metz, Jr.                Peter J. Skrgic
           Michael P. Morrell


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
         (27) Financial Data Schedule

    (b) On March 23, 1998, the Company filed a Form 8-K concerning the Senior Officer Separation Plan which may be offered to certain of its officers after consummation of the merger between Allegheny Energy, Inc. and DQE, Inc. At the Company's December 4, 1997, Board of Directors Meeting, the Board approved the Separation Plan.

                           Signature


        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MONONGAHELA POWER COMPANY

                                        /s/    T. J. KLOC
                                          T. J. Kloc, Controller
                                        (Chief Accounting Officer)



May 15, 1998