Form 10-Q
period 1998-06-30
MONONGAHELA POWER CO /OH/
filed 1998-08-14
CIK 67646

                           FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1998

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

   At August 14, 1998, 5,891,000 shares of the Common Stock ($50 par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

                   MONONGAHELA POWER COMPANY

           Form 10-Q for Quarter Ended June 30, 1998


                             Index

                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Statement of income - Three and six months ended
    June 30, 1998 and 1997                                    3


  Balance sheet - June 30, 1998
    and December 31, 1997                                     4


  Statement of cash flows - Six months ended
    June 30, 1998 and 1997                                    5


  Notes to financial statements                              6-9


  Management's discussion and analysis of financial
    condition and results of operations                     10-18



PART II--OTHER INFORMATION                                   19

                                         MONONGAHELA POWER COMPANY
                                            Statement of Income


                                                  Three Months Ended          Six Months Ended
                                                        June 30                    June 30
                                                    1998         1997         1998          1997
                                                              (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                               $  44,244    $  43,923    $  96,416     $  99,963
       Commercial                                   29,701       27,705       59,666        57,958
       Industrial                                   51,543       47,570      101,671        95,362
       Wholesale and other, including affiliates    20,445       20,695       43,390        45,232
       Bulk power transactions, net                  7,841        4,185       10,903         8,366
         Total Operating Revenues                  153,774      144,078      312,046       306,881


    OPERATING EXPENSES:
      Operation:
       Fuel                                         34,827       32,529       69,664        67,660
       Purchased power and exchanges, net           23,291       24,350       48,301        50,197
       Deferred power costs, net                    (1,269)      (5,076)      (7,940)       (8,883)
       Other                                        20,884       17,383       42,203        35,761
      Maintenance                                   17,753       17,851       35,251        35,809
      Depreciation                                  14,730       14,315       29,490        28,663
      Taxes other than income taxes                 10,255        9,732       21,777        20,049
      Federal and state income taxes                 9,216        9,293       21,855        23,444
              Total Operating Expenses             129,687      120,377      260,601       252,700
              Operating Income                      24,087       23,701       51,445        54,181

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                        106          153          358           289
      Other income, net                              1,543        1,695        3,081         3,353
              Total Other Income and Deductions      1,649        1,848        3,439         3,642

              Income Before Interest Charges        25,736       25,549       54,884        57,823

    INTEREST CHARGES:
      Interest on long-term debt                     8,401        9,122       17,215        18,241
      Other interest                                   817          436        1,835         1,195
      Allowance for borrowed funds used during
       construction                                    (93)        (183)        (204)         (343)

              Total Interest Charges                 9,125        9,375       18,846        19,093


    NET INCOME                                   $  16,611    $  16,174    $  36,038     $  38,730



    See accompanying notes to financial statements.

                                          MONONGAHELA POWER COMPANY
                                               Balance Sheet


                                                                 June 30,                 December 31,
                                                                   1998                       1997
    ASSETS:                                                            (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $47,593,000
           and $55,588,000 under construction                  $ 1,977,978               $  1,950,478
         Accumulated depreciation                                 (863,257)                  (840,525)
                                                                 1,114,721                  1,109,953
      Investments:
         Allegheny Generating Company - common stock at equity      44,141                     53,888
         Other                                                         238                        268
                                                                    44,379                     54,156
      Current Assets:
         Cash                                                        1,464                      1,686
         Accounts receivable:
            Electric service, net of $2,447,000 and $2,176,000
               uncollectible allowance                              59,955                     68,143
            Affiliated and other                                    19,107                     10,917
         Materials and supplies - at average cost:
            Operating and construction                              20,195                     18,716
            Fuel                                                    19,260                     15,885
         Prepaid taxes                                              12,345                     17,287
         Other                                                      10,890                      3,559
                                                                   143,216                    136,193
      Deferred Charges:
         Regulatory assets                                         163,303                    164,260
         Unamortized loss on reacquired debt                        18,338                     14,338
         Other                                                      13,693                     14,354
                                                                   195,334                    192,952

                Total Assets                                   $ 1,497,650               $  1,493,254

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                          $   294,550               $    294,550
         Other paid-in capital                                       2,441                      2,441
         Retained earnings                                         276,457                    243,939
                                                                   573,448                    540,930
         Preferred stock                                            74,000                     74,000
         Long-term debt and QUIDS                                  410,487                    455,088
                                                                 1,057,935                  1,070,018
      Current Liabilities:
         Short-term debt                                            82,953                     56,829
         Long-term debt due within one year                          -                         20,100
         Notes payable to affiliates                                 -                          1,450
         Accounts payable                                            6,250                      5,910
         Accounts payable to affiliates                             20,195                      5,804
         Taxes accrued:
            Federal and state income                                 -                          5,046
            Other                                                   13,658                     18,935
         Interest accrued                                            7,218                      7,877
         Other                                                       8,583                     13,470
                                                                   138,857                    135,421
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                              17,223                     18,297
         Deferred income taxes                                     248,116                    235,291
         Regulatory liabilities                                     16,252                     16,973
         Other                                                      19,267                     17,254
                                                                   300,858                    287,815

                Total Capitalization and Liabilities           $ 1,497,650               $  1,493,254



      See accompanying notes to financial statements.

                                  MONONGAHELA POWER COMPANY
                                   Statement of Cash Flows

                                                                           Six Months Ended
                                                                                June 30
                                                                         1998              1997
                                                                         (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Net income                                                   $ 36,038          $ 38,730
         Depreciation                                                   29,490            28,663
         Deferred investment credit and income taxes, net                8,730             9,939
         Deferred power costs, net                                      (7,940)           (8,883)
         Unconsolidated subsidiaries' dividends in excess of earnings    9,778             1,390
         Allowance for other than borrowed funds used
             during construction                                          (358)             (289)
         Restructuring liability                                          (236)           (7,226)
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                    (2)            2,452
                Materials and supplies                                  (4,854)           (4,059)
                Accounts payable                                        14,731            (3,274)
                Taxes accrued                                          (10,323)           (7,478)
         Other, net                                                      3,834            (2,301)
                                                                        78,888            47,664

    CASH FLOWS FROM INVESTING:
         Construction expenditures (less allowance for
            equity funds used during construction)                     (34,764)          (27,339)


    CASH FLOWS FROM FINANCING:
         Issuance of long-term debt                                     25,660              -
         Retirement of long-term debt                                  (91,160)             (500)
         Short-term debt, net                                           26,124           (13,792)
         Notes payable to affiliates                                    (1,450)             -
         Dividends on capital stock:
            Preferred stock                                             (2,519)           (2,519)
            Common stock                                                (1,001)           (5,655)
                                                                       (44,346)          (22,466)


    NET CHANGE IN CASH                                                    (222)           (2,141)
    Cash at January 1                                                    1,686             2,290
    Cash at June 30                                                   $  1,464          $    149


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)                      $17,787           $18,331
             Income taxes                                               19,750            16,540



    See accompanying notes to financial statements.

                   MONONGAHELA POWER COMPANY

                 Notes to Financial Statements


1. The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1997 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1997 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997.


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


3. The Company owns 27% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 megawatts (MW), in the 2,100 MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility. Following is a summary of income statement information for
   AGC:

                                     Three Months Ended     Six Months Ended
                                           June 30              June 30
                                      1998        1997      1998        1997
                                             (Thousands of Dollars)

   Electric operating revenus       $19,126     $20,408   $37,730     $40,624

   Operation and maintenance
     expense                          1,542       1,471     2,495       2,756
   Depreciation                       4,242       4,284     8,468       8,568
   Taxes other than income taxes      1,177       1,201     2,337       2,396
   Federal income taxes               2,907       3,141     5,772       6,265
   Interest charges                   3,298       3,917     6,811       7,877
   Other income, net                     (1)         (1)      (51)         (1)
     Net income                     $ 5,961     $ 6,395   $11,898     $12,763


   The Company's share of the equity in earnings above was $1.6 million and $1.7 million for the three months ended June 30, 1998 and 1997, respectively, and $3.2 million and $3.4 million for the six months ended June 30, 1998 and 1997, respectively, and was included in other income, net, on the Statement of Income.

4. On April 7, 1997, the Company's parent, Allegheny Power System, Inc. (now renamed Allegheny Energy, Inc.) and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pennsylvania, announced that they had agreed to merge in a tax-free, stock-for-stock transaction.

   On March 25, 1998, the Maryland Public Service Commission
   (PSC) approved a settlement agreement between Allegheny Energy, Inc. (Allegheny Energy) and various parties, in which the PSC indicated its approval of the merger. This action was requested in connection with the proposed issuance of Allegheny Energy stock to exchange for DQE stock to complete the merger.

   On July 8, 1998, the City of Pittsburgh reached a settlement agreement with Allegheny Energy and agreed to support the merger.

   On July 16, 1998, the Public Utilities Commission of Ohio
   (PUCO) found that the proposed merger would be in the public interest. The PUCO also stated that the Midwest ISO is the regional transmission entity that will best serve the interests of the Ohio customers of the Company and will best mitigate the market power issue.

   The Nuclear Regulatory Commission has approved the transfer of control of the operating licenses for DQE's nuclear plants. While Duquesne Light Company (Duquesne), principal subsidiary of DQE, will continue to be the licensee, this approval was necessary since control of Duquesne will pass from DQE to Allegheny Energy after the merger.

   On July 23, 1998, the Pennsylvania Public Utility Commission
   (PUC) approved the Allegheny Energy-DQE merger with conditions acceptable to Allegheny Energy in response to a Petition for Reconsideration filed by Allegheny Energy on June 12, 1998. In its Petition for Reconsideration of a previous PUC Order, Allegheny Energy reiterated its commitment to staying in and supporting the Midwest ISO, and also offered to relinquish some generation in order to mitigate market power concerns. Allegheny Energy committed to relinquishing control of the 570 megawatts (MW) Cheswick, Pennsylvania, generating station through at least June 30, 2000 and, in the event that the Midwest ISO has not eliminated pancaked transmission rates by June 30, 2000, Allegheny Energy may be required to divest up to 2,500 MW of generation, subject to a PUC Order.

   In a letter dated July 28, 1998 to Allegheny Energy, DQE stated that its Board of Directors determined that DQE was not required to proceed with the merger under present circumstances, referring to the PUC's Orders of July 23, 1998 (regarding the PUC's approval of the merger described above), and May 29, 1998 (regarding the restructuring plan of the Company's Pennsylvania affiliate, West Penn Power Company (West Penn) described in Note 5 below). DQE took the position that the findings of both Orders constitute a material adverse effect under the Agreement and Plan of Merger and invited Allegheny Energy to agree promptly to terminate the merger agreement by mutual consent. DQE asserted that the findings in the PUC Orders will result in a failure of the conditions to DQE's obligation to consummate the merger. DQE indicated that if Allegheny Energy was not amenable to a consensual termination, DQE would terminate the agreement unilaterally not later than October 5, 1998 if circumstances did not change sufficiently to remedy the adverse effects DQE stated were associated with the PUC Orders. In a letter dated July 30, 1998, Allegheny Energy informed DQE that DQE's allegations were incorrect, that the Orders do not constitute a material adverse effect, that Allegheny Energy remains committed to the merger, and that if DQE prevents completion of the merger, Allegheny Energy will pursue all remedies available to protect the legal and financial interests of Allegheny Energy and its shareholders. Allegheny Energy has also notified DQE that its letter and other actions constitute a material breach of the merger agreement by DQE.

   All of the Company's incremental costs of the merger process ($3.6 million through June 30, 1998) are being deferred. The accumulated merger costs will be written off by the Company when the merger occurs, or when it is determined that the merger will not occur.


5. In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market. The Company's Pennsylvania affiliate, West Penn, is subject to this Act.
   On August 1, 1997, West Penn filed with the PUC a comprehensive restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included a plan for recovery of stranded costs through a Competitive Transition Charge
   (CTC).

   On May 29, 1998, West Penn received a final order from the PUC denying full recovery of its stranded cost claim. The Order authorized recovery of $524 million in stranded costs, with return, over the 1999 through 2005 period, of the approximately $1.2 billion available for recovery under the capped rates mandated by the Customer Choice Act.

   On June 26, 1998, the PUC denied a request by West Penn for reconsideration of the May 29, 1998 PUC Order on West Penn's restructuring plan. Under the reconsideration Order, West Penn would be allowed to collect $525 million ($.5 million more than the previous Order) in stranded costs, with a return, over seven years, starting in January 1999, through the CTC. Although in its restructuring application, West Penn had listed $1.6 billion in stranded costs, because of capped rates, West Penn would be limited to $1.2 billion in stranded cost recovery under the Customer Choice Act. Stranded costs are costs incurred under a regulated environment, which are not expected to be recoverable in a competitive market. Actual recovery of such costs will depend upon the market prices for electricity in future periods and the number of West Penn customers who choose other generation suppliers. The PUC Order on West Penn's restructuring plan assumed significantly higher electricity prices in future years than Allegheny Energy believed were appropriate.

   Allegheny Energy believes that the $525 million of stranded costs recommended for recovery is contrary to legal requirements and does not adequately reflect the potential effects of competition on West Penn. On June 26, 1998, West Penn filed a formal appeal in state court and an action in federal court challenging the PUC's restructuring Order. On July 23, 1998, West Penn also filed in the Commonwealth Court of Pennsylvania a petition for a stay of the two-thirds, one-third phase-in schedule ordered by the PUC. On August 5, 1998, West Penn withdrew its petition for stay without prejudice based on a PUC agreement to offer settlement discussions on issues related to the PUC's restructuring Order.

   As a result of the PUC restructuring Order, West Penn has determined that it is required to discontinue the application of Statement of Financial Accounting Standards (SFAS) No. 71 for electric generation operations and to adopt SFAS No. 101, "Accounting for the Discontinuation of Application of SFAS No. 71." In doing so, West Penn has also determined that under the provisions of SFAS No. 101 an extraordinary charge of $450.6 million ($265.4 million after taxes) is required to reflect a write-off of disallowances in the PUC's Order. The write-off, recorded in June 1998 by West Penn, reflects adverse power purchase commitments and deferred costs that are not recoverable from customers under the PUC's Order.


6. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. The new standard is effective for fiscal years beginning after June 15, 1999.
   The Company expects to adopt SFAS No. 133 in the first quarter of 2000. The Company is in the process of evaluating the impact of SFAS No. 133.

                        MONONGAHELA POWER COMPANY


       Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


     COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998
         WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997


        The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with the following Management's Discussion and Analysis information.


Factors That May Affect Future Results

        This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by the Company and the DQE, Inc. (DQE) merger as well as results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

        Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental legislative and regulatory changes; future economic conditions; developments relating to the proposed merger with DQE, including expenses that may be incurred in litigation if DQE seeks to terminate the merger agreement; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.


Significant Events in the First Six Months of 1998

*    Merger with DQE

        In a letter dated July 28, 1998 to Allegheny Energy, DQE stated that its Board of Directors determined that DQE was not required to proceed with the merger under present circumstances, referring to the Pennsylvania Public Utility Commission (PUC) Orders of July 23, 1998 and May 29, 1998. See Notes 4 and 5 to the financial statements for more information about these Orders. DQE took the position that the findings of both Orders constitute a material adverse effect under the Agreement and Plan of Merger, and invited Allegheny Energy to agree promptly to terminate the merger agreement by mutual consent.

DQE asserted that the findings in the PUC Orders will result in a failure of the conditions to DQE's obligation to consummate the merger. DQE indicated that if Allegheny Energy was not amenable to a consensual termination, DQE would terminate the agreement unilaterally not later than October 5, 1998 if circumstances did not change sufficiently to remedy the adverse effects DQE stated were associated with the PUC Orders. In a letter dated July 30, 1998, Allegheny Energy informed DQE that DQE's allegations were incorrect, that the Orders do not constitute a material adverse effect, that Allegheny Energy remains committed to the merger, and that if DQE prevents completion of the merger, Allegheny Energy will pursue all remedies available to protect the legal and financial interests of Allegheny Energy and its shareholders. Allegheny Energy has also notified DQE that its letter and other actions constitute a material breach of the merger agreement by DQE. Allegheny Energy believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, Allegheny Energy is continuing to seek the remaining regulatory approvals from the Federal Energy Regulatory Commission (FERC), the Department of Justice, and the Securities and Exchange Commission. The Company cannot predict the outcome of the requested approvals or of the differences between Allegheny Energy and DQE.


*    Pennsylvania Deregulation

        On May 29, 1998, West Penn Power Company (West Penn), the Company's Pennsylvania affiliate, received a final order from the PUC denying full recovery of its stranded cost claim. The Order authorized recovery of $524 million in stranded costs, with return, over the 1999 through 2005 period, of the approximately $1.2 billion available for recovery under the capped rates mandated by the Customer Choice Act.

        On June 26, 1998, the PUC denied a request by West Penn for reconsideration of the May 29, 1998 PUC Order on West Penn's restructuring plan. Under the reconsideration Order, West Penn would be allowed to collect $525 million ($.5 million more than the previous Order) in stranded costs, with a return over seven years, starting in January 1999, through the Competitive Transition Charge (CTC). Although in its restructuring application, West Penn had listed $1.6 billion in stranded costs, because of capped rates, West Penn would be limited to $1.2 billion in stranded cost recovery under the Customer Choice Act. Stranded costs are costs incurred under a regulated environment which are not expected to be recoverable in a competitive market. Actual recovery of such costs will depend upon the market prices for electricity in future periods and the number of West Penn customers who choose other generation suppliers. The PUC Order on West Penn's restructuring plan assumed significantly higher electricity prices in future years than Allegheny Energy believed were appropriate.

        Allegheny Energy believes that the $525 million of stranded costs recommended for recovery is contrary to legal requirements and does not adequately reflect the potential effects of competition on West Penn. On June 26, 1998, West Penn filed a formal appeal in state court and an action in federal court challenging the PUC's restructuring Order. On July 23, 1998, West Penn also filed in the Commonwealth Court of Pennsylvania a petition for a stay of the two-thirds, one-third phase-in schedule ordered by the PUC. On August 5, 1998, West Penn withdrew its petition for stay without prejudice based on a PUC agreement to offer settlement discussions on issues related to the PUC's restructuring Order. Allegheny Energy cannot predict the outcome of settlement discussions or the related legal proceedings.

*    Trading Activities

        In June and July 1998, certain events combined to produce very significant volatility in the spot prices for electricity at the wholesale level. These events included extremely hot weather and Midwest generation unit outages and transmission constraints. Wholesale prices for electricity rose from a normal range of from $25-$40 per megawatt-hour (mWh) to as high as $3,500-$7,000 per mWh. The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, are currently recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses, either positively or negatively, depends on whether the Company is a net buyer or seller of electricity during such periods. The impact of such price volatility in June 1998 was insignificant to the Company.


Review of Operations

EARNINGS SUMMARY

        Net income for the second quarter of 1998 was $16.6 million compared with $16.2 million in the corresponding 1997 period. For the first six months of 1998, net income was $36.0 million compared with $38.7 million for the corresponding 1997 period. The increase in second quarter 1998 earnings resulted primarily from increased kilowatt-hour (kWh) sales to commercial and industrial customers. The decrease in earnings for the first six months of 1998 resulted primarily from a 4.2% decrease in residential kWh sales resulting from the extremely mild winter weather in 1998, increased allowances for uncollectible accounts, and property insurance expense. The 1998 winter was 12% warmer than 1997 and 19% warmer than normal as measured by heating degree days and was the warmest in more than 100 years.


SALES AND REVENUES

        Percentage changes in revenues and kWh sales by major retail customer classes were:

                              Change from Prior Periods
                       Three Months Ended     Six Months Ended
                             June 30               June 30
                       Revenues       kWh     Revenues     kWh

Residential               .7%         (.7)%    (3.5)%     (4.2)%
Commercial               7.2          7.2        2.9       3.2
Industrial               8.4         11.9        6.6      10.2
  Total                  5.3%         7.8 %      1.8 %     4.7 %


        The change in residential kWh sales, which are more weather sensitive than the other classes, was due primarily to changes in customer usage because of weather conditions. The 1998 first quarter winter weather was 12% warmer than 1997 and 19% warmer than normal as measured by heating degree days. Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The increase in commercial kWh sales in the three and six months ended periods reflects growth in the number of customers as well as increased usage. The increase in industrial kWh sales in both periods was due in part to increased kWh sales to a customer with particularly large electricity requirements, and also reflects continued economic growth in the service territory.

        The changes in revenues from sales to residential, commercial, and industrial customers resulted from the following:

                               Change from Prior Periods
                       Three Months Ended     Six Months Ended
                             June 30               June 30
                                 (Millions of Dollars)

Fuel clauses                  $2.8                  $3.6
All other                      3.5                    .9
  Net change in retail
    revenues                  $6.3                  $4.5


        Revenues reflect not only the changes in kWh sales, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which have little effect on net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customer bills through fuel clauses.

        All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The increase in the second quarter all other retail revenues was primarily the result of customer usage.

        Wholesale and other revenues were as follows:

                                Three Months Ended    Six Months Ended
                                      June 30              June 30
                                 1998        1997     1998        1997
                                         (Millions of Dollars)

Wholesale customers             $ 1.2      $ 1.1     $ 2.5       $ 2.4
Affiliated companies             17.8       18.0      37.6        39.4
Street lighting and other         1.4        1.6       3.3         3.4
  Total wholesale and other
    revenues                    $20.4      $20.7     $43.4       $45.2


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

        Bulk power transactions consist of sales of power to power marketers and other utilities. Revenues from bulk power transactions consist of the following items:

                                Three Months Ended     Six Months Ended
                                      June 30               June 30
                                 1998        1997      1998        1997
                                          (Millions of Dollars)
Revenues:
  Transmission services to
    nonaffiliated companies      $2.6        $2.1     $ 4.7        $5.2
  Bulk power                      5.2         2.1       6.2         3.2
  Total bulk power trans-
    actions, net                 $7.8        $4.2     $10.9        $8.4

        Revenues from bulk power sales increased in the second quarter and in the first six months of 1998 due to increased sales of energy which occurred primarily in the month of June as a result of a heat wave which increased the demand and prices for energy.


OPERATING EXPENSES

        Fuel expenses for the second quarter and the first six months of 1998 increased 7.1% and 3.0%, respectively, due primarily to increases in kWh's generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

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

                                Three Months Ended     Six Months Ended
                                      June 30               June 30
                                 1998        1997      1998        1997
                                          (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*      $17.4       $17.9     $35.1       $35.9
    Other                         1.5         1.7       3.6         3.8
  Power exchanges, net            (.4)        (.2)       .3          .7
Affiliated transactions:
  AGC capacity charges            4.7         4.9       9.2         9.7
  Energy and spinning
    reserve charges                .1          .1        .1          .1
    Purchased power and
      exchanges, net            $23.3       $24.4     $48.3       $50.2

*PURPA cost (cents per kWh)       5.2         5.5       5.2         5.4

        None of the Company's purchased power contracts are capitalized since there are no minimum payment requirements absent associated kWh generation and under a regulated environment recovery of the costs are reasonably assured.

        The increase in other operation expenses for the three months ended June 30 was due primarily to increased provisions for uninsured claims ($1.2 million), allowances for uncollectible accounts ($.4 million), and rents ($.4 million). The increase in the six-month period resulted primarily from an increase in the allowance for uncollectible accounts ($1.2 million) and increased property insurance expense due in part to a prior period adjustment ($.7 million) and rents ($.8 million).

        Maintenance expenses decreased slightly for the second quarter and first six months due primarily to reduced expenses achieved through restructuring efforts and other cost controls. Both 1998 periods include $2.5 million of incremental transmission and distribution (T&D) storm damage expenses incurred in June for an unusually strong thunderstorm in the Company's service territory. Maintenance expenses represent costs incurred to maintain the power stations, the T&D system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Depreciation expense in the three and six months ended
June 1998 increased primarily due to additions to electric plant.

        Taxes other than income taxes increased $1.7 million in the first six months due primarily to increased West Virginia
Business and Occupation Taxes resulting from a prior period adjustment.

        The net decrease in federal and state income taxes in the first six months resulted primarily from a decrease in income before taxes.

        Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated rates.


Financial Condition

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with the following information.

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Notes 4 and 5 to the Financial Statements for information about merger activities and the Pennsylvania Customer Choice Act.

*    Risk Management

        The Company and its affiliates manage the risk exposure associated with contracts they write for the purchase and/or sale of electricity for receipt or delivery at future dates. Such management is done in accordance with a formal risk management policy adopted by the Board of Directors and monitored by an Exposure Management Committee of senior management. The policy requires continuous monitoring, reporting, and stress testing of all open positions for conformity to policies which limit value at risk and market risk associated with the credit standing of trading counterparties. Such credit standings must be investment grade or better, or be guaranteed by a parent company with such a credit standing for all over-the-counter instruments.

        At June 30, 1998, the trading books of the Company and its affiliates consisted primarily of physical contracts with fixed pricing. Most contracts were fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity. During 1998, the Company and its affiliates also entered into option contracts which, if exercised, were settled with physical delivery of electricity. These transactions result in market risk which occurs when the market price of a particular obligation or entitlement varies from the contract price. As the Company continues to develop its power marketing and trading business, its exposure to volatility in the price of electricity and other energy commodities may increase within approved policy limits.


*    Year 2000 Readiness

        As the Year 2000 approaches, most organizations, including the Company, could experience serious problems related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company and its affiliates in the Allegheny Energy System (the System) are proceeding with a comprehensive effort to continue operations without significant problems in the Year 2000
(Y2K) and beyond. An Executive Task Force is coordinating the efforts of 21 separate Y2K Teams, representing all business and support units in the System.

        The System has segmented the Y2K problem into the following components:

*    Computer software
*    Embedded chips in various equipment
* Vendors and other organizations on which the System relies for critical materials and services.

        The System's effort for each of these three components includes assessment of the problem areas, remediation, testing and contingency plans for critical functions for which remediation and testing are not possible or which do not provide reasonable assurance.

        The Company has expended significant time and money over the past several years on upgrading and replacing its large and complex computer systems and software to achieve greater efficiency as well as Y2K readiness. As a result, the Company expects these systems to achieve a state of Y2K readiness on or about March 31, 1999, subject to continuing review and testing.

        Various equipment used by the System includes thousands of embedded chips. Most are not date sensitive, but identifying those which are, and which are critical to operations, is a labor intensive task. Identification, remediation, and testing in many cases require the assistance of the original equipment manufacturers. Even they frequently cannot state with certainty if the chips they used are date sensitive. The System's review calls for the inventory and assessment of suspect embedded chips in critical systems to be completed by December 31, 1998, remediation initiated as needs are identified, with 1999 to complete remediation and testing.

        Integrated electric utilities are uniquely reliant on each other to avoid, in a worst case situation, cascading failure of the entire electrical system. The System is working with the Edison Electric Institute (EEI), the Electric Power Research Institute (EPRI), the North American Electric Reliability Council
(NERC), and the East Central Area Reliability Agreement group
(ECAR) to capitalize on industry-wide experiences and to participate in industry-wide testing and contingency planning. The effort with regard to vendors and other organizations is to obtain reasonable assurance of their readiness to conduct operations at the Year 2000 and beyond and, where reasonable assurance is questionable, to develop contingency plans. Of particular concern are telecommunications systems which are integral to the System's electricity production and distribution
operations.   While the System will develop contingency plans for
critical telecommunication needs, there can be no assurance that the contingency plans could cope with a significant failure of major telecommunication systems.

        The Company is aware of the importance of electricity to its service territory and its customers and is using its best efforts to avoid any serious Y2K problems. Despite the System's best efforts, including working with internal resources, external vendors, and industry associations, the Company cannot guarantee that it will be able to conduct all of its operations without Y2K interruptions. To the extent that any Y2K problem may be encountered, the Company is committed to resolution as expeditiously as possible to minimize the effect.

        Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the remaining Y2K work is significant, it primarily represents an internal labor intensive effort of assessment, remediation and component testing for non-compliant embedded chips in equipment, and a substantial labor intensive effort of multiple systems testing, documentation, and working with other parties. While outside contractors and equipment vendors will be employed for some of the work, the Company believes it must rely on System employees for most of the effort because of their experience with systems and equipment. The Company currently estimates that its incremental expenditures for the remaining Y2K effort will not exceed $4 million.

        The descriptions herein of the elements of the Company's Y2K effort are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Of necessity, this effort is based on estimates of assessment, remediation, testing and contingency planning activities and dates for perceived problems not yet identified. There can be no assurance that actual results will not materially differ from expectations.

*    Environmental Issues

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


*    Electric Energy Competition

        Allegheny Energy is working actively within its states to advance customer choice. However, Allegheny Energy believes that federal legislation is necessary to ensure that electric restructuring is implemented consistently across state and regional boundaries so that all electric customers have an equal opportunity to benefit from competition and customer choice by a date certain. Federal legislation is also needed to remove barriers to competition, including the repeal of both the Public Utility Holding Company Act of 1935 and PURPA. Although several restructuring bills were introduced in the House and Senate in 1998, Congress is not expected to move legislation on restructuring this year.

        The West Virginia Legislature passed a House Bill on March 14, 1998 which sets the stage for the restructuring of the electric utility industry in West Virginia. The House Bill directed the West Virginia Public Service Commission (West Virginia PSC) to determine if deregulation is in the best interests of the state and, if so, to develop a transition plan. It also set up a task force of all interested parties to participate in the plan development. The West Virginia PSC has been conducting meetings of the Task Force on Restructuring over the summer to examine if competition is in the best interest of the state and, if so, to develop a transition plan. All interested parties have participated in the process which is nearing the end of its official schedule with little apparent progress concerning a defined plan for restructuring. The deadline to file a consensus workshop report and comments regarding the Commission's public interest determination is August 26, 1998. The Commission also announced a series of five public hearings in August and September to allow for broader public input into the process. Evidentiary hearings are scheduled for September 29, 1998, to address utility unbundling and stranded cost filings.

        In late March, bills to start competition in Ohio were introduced in both houses of the General Assembly. In their current form, the bills would allow residential customers to choose their electric provider beginning July 1, 1999, for service beginning January 1, 2000. However, the bills have not been fully supported by legislative bodies or by the utilities in the state. A new version of the bills is being developed.

                   MONONGAHELA POWER COMPANY

           Part II - Other Information to Form 10-Q for Quarter Ended June 30, 1998



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
         (27) Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 1998.


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

August 14, 1998