Form 10-Q
period 1998-09-30
MONONGAHELA POWER CO /OH/
filed 1998-11-16
CIK 67646

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549



           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1998


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

   At November 16, 1998, 5,891,000 shares of the Common Stock
($50 par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

                   MONONGAHELA POWER COMPANY

         Form 10-Q for Quarter Ended September 30, 1998


                             Index


                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

 Statement of income - Three and nine months ended
   September 30, 1998 and 1997                                3


 Balance sheet - September 30, 1998
   and December 31, 1997                                      4


 Statement of cash flows - Nine months ended
   September 30, 1998 and 1997                                5


 Notes to financial statements                               6-9


 Management's discussion and analysis of financial
   condition and results of operations                      10-18



PART II--OTHER INFORMATION                                   19

                                         MONONGAHELA POWER COMPANY
                                            Statement of Income
                                           (Thousands of Dollars)



                                                    Three Months Ended         Nine Months Ended
                                                       September 30              September 30
                                                     1998         1997         1998            1997

    ELECTRIC OPERATING REVENUES:
       Residential                                $  55,492    $  48,677    $ 151,908       $ 148,640
       Commercial                                    35,458       31,682       95,124          89,640
       Industrial                                    53,055       49,690      154,726         145,052
       Wholesale and other, including affiliates     26,200       22,593       69,590          67,825
       Bulk power transactions, net                   7,159        5,598       18,062          13,964
         Total Operating Revenues                   177,364      158,240      489,410         465,121


    OPERATING EXPENSES:
      Operation:
       Fuel                                          40,779       36,363      110,443         104,023
       Purchased power and exchanges, net            24,563       21,600       72,864          71,797
       Deferred power costs, net                      1,823           16       (6,117)         (8,867)
       Other                                         21,995       19,570       64,198          55,331
      Maintenance                                    14,844       15,060       50,095          50,869
      Depreciation                                   14,652       14,355       44,142          43,018
      Taxes other than income taxes                  11,710       10,039       33,487          30,088
      Federal and state income taxes                 15,111       12,744       36,966          36,188
              Total Operating Expenses              145,477      129,747      406,078         382,447
              Operating Income                       31,887       28,493       83,332          82,674

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                        (239)         181          119             470
      Other income, net                               1,640        4,097        4,721           7,450
              Total Other Income and Deductions       1,401        4,278        4,840           7,920

              Income Before Interest Charges         33,288       32,771       88,172          90,594

    INTEREST CHARGES:
      Interest on long-term debt                      7,264        8,958       24,479          27,199
      Other interest                                  1,145          572        2,980           1,767
      Allowance for borrowed funds used during
       construction                                    (365)        (216)        (569)           (559)

              Total Interest Charges                  8,044        9,314       26,890          28,407


    NET INCOME                                    $  25,244    $  23,457    $  61,282       $  62,187



    See accompanying notes to financial statements.

                                                    - 4 -
                                            MONONGAHELA POWER COMPANY
                                                  Balance Sheet
                                              (Thousands of Dollars)



                                                                September 30,              December 31,
                                                                    1998                       1997
    ASSETS:
      Property, Plant, and Equipment:
         At original cost, including $59,084
           and $55,588 under construction                      $ 1,990,752                $  1,950,478
         Accumulated depreciation                                 (873,010)                   (840,525)
                                                                 1,117,742                   1,109,953
      Investments:
         Allegheny Generating Company - common stock at equity      43,482                      53,888
         Other                                                         234                         268
                                                                    43,716                      54,156
      Current Assets:
         Cash                                                        1,788                       1,686
         Accounts receivable:
            Electric service, net of $2,416 and $2,176
               uncollectible allowance                              67,144                      68,143
            Affiliated and other                                    19,859                      10,917
         Materials and supplies - at average cost:
            Operating and construction                              20,573                      18,716
            Fuel                                                    14,245                      15,885
         Prepaid taxes                                              19,672                      17,287
         Other, including current portion of
            regulatory assets                                        8,008                       3,559
                                                                   151,289                     136,193
      Deferred Charges:
         Regulatory assets                                         162,930                     164,260
         Unamortized loss on reacquired debt                        18,082                      14,338
         Other                                                      16,551                      14,354
                                                                   197,563                     192,952

                Total Assets                                   $ 1,510,310                $  1,493,254

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                          $   294,550                $    294,550
         Other paid-in capital                                       2,441                       2,441
         Retained earnings                                         276,877                     243,939
                                                                   573,868                     540,930
         Preferred stock                                            74,000                      74,000
         Long-term debt and QUIDS                                  453,828                     455,088
                                                                 1,101,696                   1,070,018
      Current Liabilities:
         Short-term debt                                            30,650                      56,829
         Long-term debt due within one year                          -                          20,100
         Notes payable to affiliates                                 -                           1,450
         Accounts payable                                              722                       5,910
         Accounts payable to affiliates                             29,351                       5,804
         Taxes accrued:
            Federal and state income                                 9,902                       5,046
            Other                                                   20,049                      18,935
         Interest accrued                                            8,951                       7,877
         Other                                                       9,874                      13,470
                                                                   109,499                     135,421
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                              16,686                      18,297
         Deferred income taxes                                     246,228                     235,291
         Regulatory liabilities                                     15,891                      16,973
         Other                                                      20,310                      17,254
                                                                   299,115                     287,815

                Total Capitalization and Liabilities           $ 1,510,310                $  1,493,254


      See accompanying notes to financial statements.

                               MONONGAHELA POWER COMPANY
                                Statement of Cash Flows
                                (Thousands of Dollars)


                                                                             Nine Months Ended
                                                                                September 30
                                                                           1998               1997

    CASH FLOWS FROM OPERATIONS:
         Net income                                                    $   61,282          $  62,187
         Depreciation                                                      44,142             43,018
         Deferred investment credit and income taxes, net                   7,859             13,626
         Deferred power costs, net                                         (6,117)            (8,867)
         Unconsolidated subsidiaries' dividends in excess of earnings      10,440              1,034
         Allowance for other than borrowed funds used
             during construction                                             (119)              (470)
         Restructuring liability                                            -                (12,922)
         Changes in certain current assets and
             liabilities:
             Accounts receivable, net                                      (7,943)              (568)
             Materials and supplies                                          (217)            (1,055)
             Accounts payable                                              18,359             (3,537)
             Taxes accrued                                                  5,970             (5,478)
             Interest accrued                                               1,074              3,671
         Other, net                                                            51            (10,180)
                                                                          134,781             80,459

    CASH FLOWS FROM INVESTING:
         Construction expenditures (less allowance for
            equity funds used during construction)                        (52,935)           (44,536)


    CASH FLOWS FROM FINANCING:
         Issuance of long-term debt                                        85,918               -
         Retirement of long-term debt                                    (111,690)           (15,500)
         Short-term debt, net                                             (26,179)           (28,239)
         Notes payable to affiliates                                       (1,450)            35,550
         Dividends on capital stock:
            Preferred stock                                                (3,778)            (3,778)
            Common stock                                                  (24,565)           (26,097)
                                                                          (81,744)           (38,064)


    NET CHANGE IN CASH                                                        102             (2,141)
    Cash at January 1                                                       1,686              2,290
    Cash at September 30                                               $    1,788          $     149


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the quarter for:
             Interest (net of amount capitalized)                         $23,727            $27,949
             Income taxes                                                  24,280             24,218


    See accompanying notes to financial statements.

                   MONONGAHELA POWER COMPANY

                 Notes to Financial Statements


1. Monongahela Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1997 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1997 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997.


2. The Statement of Income reflects the results of past operations and is not intended as any representation as to future results. The Company's comprehensive income does not differ from its net income. For purposes of the Balance Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.


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

                                    Three Months Ended     Nine Months Ended
                                       September 30           September 30
                                     1998        1997      1998         1997
                                             (Thousands of Dollars)

   Electric operating revenues     $18,303     $19,664   $56,033      $60,288

   Operation and maintenance
     expense                           888         856     3,383        3,612
   Depreciation                      4,242       4,284    12,710       12,852
   Taxes other than income taxes     1,168       1,185     3,505        3,581
   Federal income taxes              2,708       3,109     8,480        9,374
   Interest charges                  3,707       3,888    10,518       11,765
   Other income, net                   (35)     (9,054)      (86)      (9,055)
     Net income                    $ 5,625     $15,396   $17,523      $28,159


   The Company's share of the equity in earnings above was $1.5 million and $4.2 million for the three months ended September 30, 1998 and 1997, respectively, and $4.7 million and $7.6 million for the nine months ended September 30, 1998 and 1997, respectively, and was included in other income, net, on the Statement of Income. Dividends received from AGC in 1998 exceeded equity in earnings by $10.4 million which reflects an effort to reduce AGC equity to about 45% of capital.


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

   On July 16, 1998, the Public Utilities Commission of Ohio
   (PUCO) found that the proposed merger would be in the public interest. The PUCO also stated that the Midwest Independent System Operator (ISO) is the regional transmission entity that will best serve the interests of the Ohio customers of the Company and will best mitigate any market power issues which might exist.

   The Nuclear Regulatory Commission has approved the transfer of control of the operating licenses for DQE's nuclear plants. While Duquesne Light Company (Duquesne), principal subsidiary of DQE, will continue to be the licensee, this approval was necessary since control of Duquesne will pass from DQE to Allegheny Energy after the merger.

   On July 23, 1998, the Pennsylvania Public Utility Commission
   (PUC) approved the Allegheny Energy-DQE merger with conditions acceptable to Allegheny Energy in response to a Petition for Reconsideration filed by Allegheny Energy on June 12, 1998. In its Petition for Reconsideration of a previous PUC Order, Allegheny Energy reiterated its commitment to staying in and supporting the Midwest ISO subject to merger consummation, and also offered to relinquish some generation in order to mitigate market power concerns. Allegheny Energy committed to relinquishing control of the 570 MW Cheswick, Pennsylvania, generating station through at least June 30, 2000 and, in the event that the Midwest ISO has not eliminated pancaked transmission rates by June 30, 2000, Allegheny Energy could be required to divest up to 2,500 MW of generation, if the PUC were to so order.

   In a letter to Allegheny Energy dated July 28, 1998, DQE stated that its Board of Directors determined that DQE was not required to proceed with the merger under present circumstances, referring to the PUC's Orders of July 23, 1998 (regarding the PUC's approval of the merger described above), and May 29, 1998 (regarding the restructuring plan of the Company's Pennsylvania affiliate, West Penn Power Company (West Penn) described in Note 5 below). DQE took the position that the findings of both Orders constitute a material adverse effect under the Agreement and Plan of Merger and invited Allegheny Energy to agree promptly to terminate the merger agreement by mutual consent. DQE asserted that the findings in the PUC Orders will result in a failure of the conditions to DQE's obligation to consummate the merger. DQE indicated that if Allegheny Energy was not amenable to a consensual termination, DQE would terminate the agreement unilaterally not later than October 5, 1998 if circumstances did not change sufficiently to remedy the adverse effects DQE stated were associated with the PUC Orders. In a letter dated July 30, 1998, Allegheny Energy informed DQE that DQE's allegations were incorrect, that the Orders do not constitute a material adverse effect, that Allegheny Energy remains committed to the merger, and that if DQE prevents completion of the merger, Allegheny Energy would pursue all remedies available to protect the legal and financial interests of Allegheny Energy and its shareholders. Allegheny Energy has also notified DQE that its letter and other actions constitute a material breach of the merger agreement by DQE.

   On September 16, 1998, the Federal Energy Regulatory
   Commission (FERC) approved Allegheny Energy's merger with DQE with conditions that were acceptable to Allegheny Energy.
   The principal condition is divestiture of the Cheswick
   Generating Station which enhances the proposal initially made by Allegheny Energy and DQE to mitigate market power concerns.

   On October 5, 1998, DQE notified Allegheny Energy that it had decided to terminate the merger. In response, Allegheny Energy filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a complaint for specific performance of the merger agreement or, alternatively, damages and motions for a temporary restraining order and preliminary injunction against DQE.

   On October 28, 1998, the District Court denied Allegheny Energy's motions for a temporary restraining order and preliminary injunction. The District Court did not rule on the merits of the complaint for specific performance or damages. On October 30, 1998, Allegheny Energy appealed the District Court's order to the United States Court of Appeals for the Third Circuit. Allegheny Energy cannot predict the outcome of the litigation between it and DQE.

   All of the Company's incremental costs of the merger process ($4.2 million through September 30, 1998) are being deferred. The accumulated merger costs will be written off by the Company when the merger occurs, or if it is determined that the merger will not occur.


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

   On November 4, 1998, the PUC tentatively approved an agreement between West Penn and intervenors to settle West Penn's restructuring proceeding. Under the settlement agreement, two-thirds of West Penn's customers may, beginning in 1999, choose an alternative generation supplier. All of West Penn's customers can do so beginning in the year 2000. Additionally, West

   Penn received authorization to transfer its generation assets to an unregulated business at book value, and the unregulated business received authorization, subject to a code of conduct, to sell generation capacity and energy in unregulated markets. A majority of West Penn's generating assets are jointly owned with its affiliates in Allegheny Energy, including the Company. The Company and its affiliates, including West Penn, are also parties to a power supply agreement under which generating capacity, generating spinning reserves and energy are subject to intercompany allocations based in large part upon generation reserve margins of each company which are based on each company's demand from regulated customers. The anticipated changes in West Penn's generation demand will require adjustments in the administration of the power supply agreement. The Company believes that West Penn's transfer of generation assets to an unregulated business and the administrative adjustments to the power supply agreement will not have a significant effect on the Company's operations or its financial condition.


6. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," to establish standards for reporting information about operating segments in financial statements. The Company continues to review this standard for further potential effect on the Company's financial statement disclosures.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. The new standard is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 in the first quarter of 2000. The Company is in the process of evaluating the impact of SFAS No. 133.

                        MONONGAHELA POWER COMPANY


       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


   COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998
       WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997


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

        Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental legislative and regulatory changes; future economic conditions; developments relating to the proposed merger with DQE, including expenses that may be incurred in litigation; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.


Significant Events in the First Nine Months of 1998

*    Merger with DQE

        In a letter to Allegheny Energy dated October 5, 1998, DQE stated that it had decided to terminate the merger. In response, Allegheny Energy filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998 a complaint for specific performance of the merger agreement or, in the alternative, damages, and also filed a request for a temporary restraining order and preliminary injunction against DQE. See Note 4 to the Financial Statements for more information about the merger. Allegheny Energy believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, Allegheny Energy continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless Allegheny Energy obtains judicial relief requiring DQE to move forward. Allegheny Energy cannot predict the outcome of the litigation between it and DQE.


*    Pennsylvania Deregulation

        On November 4, 1998, the Pennsylvania Public Utility Commission (PUC) tentatively approved an agreement reached between the Company's Pennsylvania affiliate, West Penn Power Company (West Penn), and intervenors in West Penn's deregulation proceedings in that state. Under the settlement agreement, West Penn's customers will obtain the ability to choose alternative generation suppliers and West Penn's generation assets, some of which are jointly owned with the Company, will be removed from rate regulation. See Note 5 to the Financial Statements for information concerning certain intercompany transactions between the Company and West Penn which will be affected by the Pennsylvania deregulation process. The Company does not believe that the changes to the intercompany transactions, if any, will have a significant effect on the Company's operations or its financial condition.


Review of Operations

EARNINGS SUMMARY

        Net income for the third quarter of 1998 was $25.2 million compared with $23.5 million in the corresponding 1997 period. For the first nine months of 1998, net income was $61.3 million compared with $62.2 million for the corresponding 1997 period. The increase in third quarter 1998 earnings resulted primarily from increased kilowatt-hour (kWh) sales to retail customers. The $905,000 decrease in earnings for the first nine months of 1998 was primarily the result of increases in operation expenses and taxes other than income taxes in excess of the increases in kWh sales to retail customers.


SALES AND REVENUES

        Percentage changes in revenues and kWh sales by major customer classes were:

                                 Change from Prior Periods
                       Three Months Ended         Nine Months Ended
                          September 30               September 30
                       Revenues       kWh         Revenues      kWh

Residential              14.0%       13.9%           2.2%       1.7%
Commercial               11.9        10.3            6.1        5.8
Industrial                6.8         4.1            6.7        8.1
Total                    10.7         8.0            4.8        5.8


        Residential kWh sales, which are more weather sensitive than the other classes, increased 13.9% in the third quarter due primarily to weather conditions. The third quarter of 1998 was 67% warmer than the corresponding

1997 period as measured in cooling degree days. Residential kWh sales increased only 1.7% in the nine month ended period due to mild winter weather in early 1998. The first quarter winter weather was 12% warmer than 1997 and 19% warmer than normal as measured in heating degree days. The increase in commercial kWh sales for the three and nine months ended periods reflects increased usage due to weather as well as growth in the number of customers. The increase in industrial kWh sales in the third quarter was due primarily to increased sales to paper and printing customers.
The increase in industrial kWh sales in the nine months ended period was due in part to increased kWh sales to one of the Company's customers who switched an additional portion of their load requirements to the Company in September 1997. The increase in both periods reflects continued economic growth in the service territory.

        The changes in revenues from sales to residential, commercial, and industrial customers resulted from the following:

                                 Change from Prior Periods
                       Three Months Ended         Nine Months Ended
                          September 30              September 30
                                   (Millions of Dollars)

Fuel clauses                  $ 5.7                     $ 9.3
All other                       8.3                       9.1
  Net change in retail
    revenues                  $14.0                     $18.4


        Revenues reflect not only the changes in kWh sales, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which have little effect on net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customer bills through fuel clauses.

        All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The increase in the three and nine months ended periods all other retail revenues was primarily the result of customer usage.

        Wholesale and other revenues were as follows:

                              Three Months Ended    Nine Months Ended
                                 September 30         September 30
                               1998        1997     1998         1997
                                        (Millions of Dollars)

Wholesale customers           $ 1.4       $ 1.3    $ 3.9        $ 3.7
Affiliated companies           23.0        19.6     60.6         59.0
Street lighting and other       1.8         1.7      5.1          5.1
 Total wholesale and other
   revenues                   $26.2       $22.6    $69.6        $67.8


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

        Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy. The increase in such revenues in the third quarter and first nine months of 1998 resulted primarily from an increase in energy sales and an increase in the allocation of generation spinning reserves revenue.

        Bulk power transactions consist of sales of power to power marketers and other utilities. Revenues from bulk power transactions consist of the following items:

                                 Three Months Ended    Nine Months Ended
                                    September 30         September 30
                                  1998        1997     1998         1997
                                           (Millions of Dollars)
Revenues:
  Transmission services sales
    to nonaffiliated companies    $4.7        $2.4    $ 9.4        $ 7.6
 Bulk power                        2.5         3.2      8.7          6.4
   Total bulk power trans-
     actions, net                 $7.2        $5.6    $18.1        $14.0


        Revenues from bulk power sales increased in the first nine months of 1998 due to increased sales which occurred primarily in the month of June as a result of warm weather which increased the demand and price for energy. The increase in revenues from transmission services was due to an increase in price.

        In June and July 1998, certain events combined to produce significant volatility in the spot prices for electricity at the wholesale level. These events included extremely hot weather and Midwest generation unit outages and transmission constraints. Wholesale prices for electricity rose from a normal range of from $25-$40 per megawatt-hour (mWh) to as high as $3,500-$7,000 per mWh. The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, are currently recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses, either positively or negatively, depends on whether the Company is a net buyer or seller of electricity during such periods. The impact of such price volatility in June and the third quarter of 1998 was insignificant to the Company because changes are passed through to customers through operation of fuel clauses.


OPERATING EXPENSES

        Fuel expenses for the three and nine months ended September 30, 1998 increased 12.2% and 6.2%, respectively, primarily due to a 12% and 7% increase in kWhs generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

        Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to AGC, an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Energy System at any given time, and consists of the following items:

                                Three Months Ended     Nine Months Ended
                                   September 30          September 30
                                 1998        1997      1998         1997
                                           (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*      $15.8       $15.4     $50.9        $51.3
    Other                         4.6         2.4       8.2          6.2
  Power exchanges, net            (.7)        (.6)      (.4)          .1
Affiliated transactions:
  AGC capacity charges            4.9         4.3      14.1         14.0
  Energy and spinning
    reserve charges                -           .1        .1           .2
    Purchased power and
      exchanges, net            $24.6       $21.6     $72.9        $71.8

*PURPA cost (cents per kWh)       4.9         5.0       5.1          5.3


        The increases in other purchased power resulted primarily from increased purchases for sales. As described earlier, an increase in price caused by volatility in the spot prices for electricity at the wholesale level in June as well as in the third quarter of 1998 also contributed to the increases.

        None of the Company's purchased power contracts are capitalized since there are no minimum payment requirements absent associated kWh generation and under a regulated environment recovery of the costs are reasonably assured.

        The increase in other operation expenses for the three months ended September 30, 1998 was due primarily to increased provisions for uninsured claims ($1.2 million) because of a re-evaluation of claims exposure and allowances for uncollectible accounts ($.4 million). The increase in the nine-month period resulted primarily from an increase in the allowance for uncollectible accounts ($1.6 million), increased provisions for uninsured claims ($1.3 million), increased property insurance expense due in part to a prior period adjustment ($.7 million), and increases in salaries and wages and employee benefits.

        Maintenance expenses decreased slightly for the three and nine months ended September 30, 1998, respectively, because of a management program to postpone such expenses for the year in response to limited sales growth in the first quarter due to the warm winter weather. The Company is postponing these expenses primarily by extending the time between maintenance outages. The nine months ended September 30, 1998 period includes approximately

$2.5 million of incremental transmission and distribution (T&D) expenses primarily incurred in the second quarter for an unusually strong thunderstorm in the Company's service territory. Maintenance expenses represent costs incurred to maintain the power stations, the T&D system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Depreciation expense in the three and nine months ended
September 30, 1998 increased due to additions to electric plant.

        Taxes other than income taxes increased $3.4 million in the nine months ended September 30, 1998, $1.4 million of which is an adjustment to West Virginia Business and Occupation Taxes for a prior period.

        The increase in federal and state income taxes for the three months ended September 30, 1998 was primarily due to increases in income before taxes.

        The decreases in allowance for other than borrowed funds used during construction of $.4 million in both the three and nine months ended September 30, 1998 reflect a shift in the rate calculated under the Federal Energy Regulatory Commission formula to lower cost short-term debt financing. The allowance for borrowed funds used during construction component of the formula receives greater weighting when short-term debt increases. The decreases also reflect adjustments of prior period accruals.

        The decreases in other income, net, of $2.5 million and $2.7 million in the three and nine months ended September 30, 1998, respectively, were primarily due to an interest refund on a tax-related contract settlement in the three and nine months ended September 30, 1997, received by the Company's subsidiary, AGC.

        The decreases in interest on long-term debt of $1.7 million and $2.7 million for the three and nine months ended
September 30, 1998, respectively, result from reduced long-term debt and lower interest rates.

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

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Notes 4 and 5 to the Financial Statements for information about merger activities and the Pennsylvania Customer Choice Act's effect on its affiliate, West Penn.


*    Year 2000 Readiness Disclosure

        As the year 2000 approaches, most organizations, including the Company, could experience serious problems related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company and its affiliates in the Allegheny Energy System (the System) are proceeding with a comprehensive effort to continue operations without significant problems in the Year 2000
(Y2K) and beyond. An Executive Task Force is coordinating the efforts of 23 separate Y2K Teams, representing all business and support units in the System.

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

        Various equipment used by the System includes thousands of embedded chips. Most are not date sensitive, but identifying those which are, and which are critical to operations, is a labor intensive task. Identification, remediation, and testing in many cases require the assistance of the original equipment manufacturers. Even they frequently cannot state with certainty if the chips they used are date sensitive. The System's review calls for the inventory and assessment of suspect embedded chips in critical systems to be completed by December 31, 1998, with remediation initiated as needs are identified, and with 1999 to complete remediation and testing.

        Integrated electric utilities are uniquely reliant on each other to avoid, in a worst case situation, cascading failure of the entire electrical system. The System is working with the Edison Electric Institute (EEI), the Electric Power Research Institute (EPRI), the North American Electric Reliability Council
(NERC), and the East Central Area Reliability Agreement group
(ECAR) to capitalize on industry-wide experiences and to participate in industry-wide testing and contingency planning. The effort with regard to vendors and other organizations is to obtain reasonable assurance of their readiness to conduct operations in the year 2000 and beyond and, where reasonable assurance is questionable, to develop contingency plans. Of particular concern are telecommunications systems which are integral to the System's electricity production and distribution operations. While the System will develop contingency plans for critical telecommunication needs, there can be no assurance that the contingency plans could cope with a significant failure of major telecommunication systems.

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

        Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the remaining Y2K work is significant, it primarily represents an internal labor intensive effort of assessment, remediation, and component testing for noncompliant embedded chips in equipment, and a substantial labor intensive effort of multiple systems testing, documentation, and working with other parties. While outside contractors and equipment vendors will be employed for some of the work, the Company believes it must rely on System employees for most of the effort because of their experience with systems and equipment. The Company currently estimates that its incremental expenditures for the remaining Y2K effort will not exceed $4 million.

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


*    Environmental Issues

        The Environmental Protection Agency (EPA) issued its final regional NOx State Implementation Plan (SIP) call rule on September 24, 1998. EPA's SIP call rule finds that 22 eastern states (including Maryland, Pennsylvania, and West Virginia) and the District of Columbia are all contributing significantly to ozone nonattainment in downwind states. The final rule declares that this downwind nonattainment will be eliminated (or sufficiently mitigated) if the upwind states reduce their NOx emissions by an amount that is precisely set by EPA on a state-by-state basis. The final SIP call rule requires that all state-adopted NOx reduction measures must be incorporated into SIPs by September 24, 1999 and must be implemented by May 1, 2003. The Company's compliance with these requirements would require the installation of post-combustion control technologies on most, if not all, of its power stations at a cost of approximately $95 million. The Company continues to work with other coal-burning utilities and other affected constituencies in coal-producing states to challenge this EPA action.

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


*    Electric Energy Competition

        Allegheny Energy is working actively within its states to advance customer choice. However, Allegheny Energy believes that federal legislation is necessary to ensure that electric restructuring is implemented consistently across state and regional boundaries so that all electric customers have an equal opportunity to benefit from competition and customer choice by a date certain. Federal legislation is also needed to remove barriers to competition, including the repeal of both the Public Utility Holding Company Act of 1935 and PURPA. Allegheny Energy has been working with Congress to advance these goals.

        The West Virginia Legislature passed a bill on March 14, 1998 which sets the stage for the restructuring of the electric utility industry in West Virginia. The bill directed the Public Service Commission of West Virginia (West Virginia PSC) to determine if deregulation is in the best interests of the state and, if so, to develop a transition plan. It also set up a task force of all interested parties to participate in the plan development. The West Virginia PSC has been conducting meetings of the Task Force on Restructuring over the summer to examine if competition is in the best interest of the state and, if so, to develop a transition plan. All interested parties have participated in the process with little apparent progress concerning a defined plan for restructuring. Due to the workshop participants' inability to file a consensus position on or before November 16, 1998, the West Virginia PSC has scheduled additional meetings in November to discuss how the West Virginia PSC and workshop participants "should continue to explore electric industry restructuring." Evidentiary hearings originally scheduled for September 29, 1998 to address utility unbundling and stranded cost filings were cancelled.

        In late March, bills to start competition in Ohio were introduced in both houses of the General Assembly. In their current form, the bills would allow residential customers to choose their electric provider beginning July 1, 1999, for service beginning January 1, 2000. However, the bills have not been fully supported by legislative bodies or by the utilities in the state. In order to strike a compromise, the Ohio legislative leadership asked the Ohio utilities to offer a compromise bill, which the utilities recently presented. Negotiations are continuing for introduction of the compromise bill.

                   MONONGAHELA POWER COMPANY

           Part II - Other Information to Form 10-Q
             For Quarter Ended September 30, 1998


ITEM 1.  LEGAL PROCEEDINGS

         On October 5, 1998, Allegheny Energy, Inc. (Allegheny Energy), filed a lawsuit in the United States District Court for the Western District of Pennsylvania against DQE, Inc. (DQE) for specific performance of the Agreement and Plan of Merger among DQE, Allegheny Power System, Inc., and AYP Sub, Inc., dated as of April 5, 1997 (the "Merger Agreement"), or for damages.
Allegheny Energy also filed motions for a temporary restraining order and preliminary injunction against DQE. On October 28, 1998, the court denied Allegheny Energy's motions for a temporary restraining order and preliminary injunction. On October 30, 1998, Allegheny Energy appealed the District Court's order to the Third Circuit Court of Appeals. Allegheny Energy cannot predict the outcome of the litigation between it and DQE.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
         (27)  Financial Data Schedule

    (b)  The Company filed a Form 8-K on October 8, 1998.


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



November 16, 1998