Form 10-K405
period 1998-12-31
MONONGAHELA POWER CO /OH/
filed 1999-03-29
CIK 67646

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1998

                     Registrant;                  I.R.S. Employer
Commission       State of Incorporation;          Identification
File Number     Address; and Telephone Number         Number

 1-267          ALLEGHENY ENERGY, INC.               13-5531602
                (A Maryland Corporation)
                10435 Downsville Pike
                Hagerstown, Maryland 21740-1766
                Telephone (301) 790-3400

 1-5164         MONONGAHELA POWER COMPANY            13-5229392
                (An Ohio Corporation)
                1310 Fairmont Avenue
                Fairmont, West Virginia  26554
                Telephone (304) 366-3000

 1-3376-2       THE POTOMAC EDISON COMPANY           13-5323955
                (A Maryland and Virginia
                 Corporation)
                10435 Downsville Pike
                Hagerstown, Maryland  21740-1766
                Telephone (301) 790-3400

 1-255-2        WEST PENN POWER COMPANY              13-5480882
                (A Pennsylvania Corporation)
                800 Cabin Hill Drive
                Greensburg, Pennsylvania  15601
                Telephone (724) 837-3000

 0-14688        ALLEGHENY GENERATING COMPANY         13-3079675
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

Allegheny Energy, Inc.  Common Stock,             New York Stock Exchange
                          $1.25 par value         Chicago Stock Exchange
                                                  Pacific Stock Exchange
                                                  Amsterdam Stock Exchange

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

West Penn Power       Cumulative Preferred
 Company                       Stock,
                        $100 par value:
                        4-1/2%                    New York Stock Exchange

                        8% Quarterly Income
                        Debt Securities,
                        Junior Subordinated
                        Deferrable Interest
                        Debentures,
                        Series A                  New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

Allegheny Generating
 Company                Common Stock
                         $1.00 par value          None

                      Aggregate market value           Number of shares
                   of voting stock (common stock)      of common stock
                      held by nonaffiliates of         of the registrants
                         the registrants at              outstanding at
                          March 4, 1999                  March 4, 1998


Allegheny Energy, Inc.    $3,833,787,176                  122,436,317
                                                       ($1.25 par value)


Monongahela Power         None. (a)                         5,891,000
  Company                                              ($50 par value)

The Potomac Edison        None. (a)                        22,385,000
  Company                                                (no par value)


West Penn Power           None. (a)                        24,361,586
  Company                                                (no par value)


Allegheny Generating
  Company                 None. (b)                          1,000
                                                        ($1.00 par value)


(a)  All such common stock is held by Allegheny
     Energy, Inc., the parent company.

(b) All such common stock is held by its parents, Monongahela Power Company, The Potomac Edison
     Company, and West Penn Power Company.

                              CONTENTS

PART I:                                                            Page


 ITEM 1.   Business                                                 1

           Factors That May Affect Future Results                   3
           Proposed Merger with DQE, Inc.                           4
           Competition                                              4
             Activities at the Federal Level                        5
             Activities at the State Level                          5
           Operating Subsidiaries' Sales                           10
             Regulatory Framework Affecting Power Sales            12
           Other Subsidiaries' Sales                               14
           Electric Facilities                                     15
           Allegheny Map                                           18
           Research and Development                                20
           Capital Requirements and Financing                      22
            Financing Programs                                     24
           Fuel Supply                                             26
           Rate Matters                                            27
           Environmental Matters                                   31
            Air Standards                                          31
            Water Standards                                        35
            Hazardous and Solid Wastes                             36
            Toxic Release Inventory                                36
            Global Climate Change                                  37
           Regulation                                              38
           Year 2000                                               38

 ITEM 2.   Properties                                              39

 ITEM 3.   Legal Proceedings                                       39

 ITEM 4.   Submission of Matters to a Vote of Security
            Holders                                                42

           Executive Officers of the Registrants                   43

PART II:


 ITEM 5.   Market for the Registrants' Common Equity
            and Related Shareholder Matters                        45

 ITEM 6.   Selected Financial Data                                 46

 ITEM 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    47

 ITEM 8.   Financial Statements and Supplementary Data             48

                            CONTENTS
                                                                 Page


PART III:

 ITEM  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                    55


 ITEM 10. Directors and Executive Officers of the Registrants      55

 ITEM 11. Executive Compensation                                   56

 ITEM 12. Security Ownership of Certain Beneficial Owners
           and Management                                          62

 ITEM 13. Certain Relationships and Related Transactions           63


PART IV:


 ITEM 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                     63

THIS COMBINED FORM 10-K IS SEPARATELY FILED BY ALLEGHENY ENERGY, INC., MONONGAHELA POWER COMPANY, THE POTOMAC EDISON COMPANY, WEST PENN POWER COMPANY, AND ALLEGHENY GENERATING COMPANY. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON ITS OWN BEHALF. EACH REGISTRANT MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER REGISTRANTS.

                             PART I

ITEM 1.   BUSINESS

      Allegheny Energy, Inc. (AE), incorporated in Maryland in 1925, is an electric utility holding company which owns directly and indirectly various regulated and non-regulated subsidiaries (collectively and generically, Allegheny). In 1998, AE derived substantially all of its income from the electric utility operations of its direct and indirect regulated subsidiaries Monongahela Power Company (Monongahela), The Potomac Edison Company (Potomac Edison), West Penn Power Company (West Penn), and Allegheny Generating Company (AGC) (collectively, the Regulated Subsidiaries). The properties of the Regulated Subsidiaries are located in Maryland, Ohio, Pennsylvania, Virginia, and West Virginia; are interconnected; and are operated as a single integrated electric utility system (System), which is interconnected with all neighboring utility systems. The three electric utility operating subsidiaries are Monongahela, Potomac Edison, and West Penn (collectively, the Operating Subsidiaries). The Operating Subsidiaries are doing business under the trade name Allegheny Power.

      Monongahela, incorporated in Ohio in 1924, operates in northern West Virginia and an adjacent portion of Ohio. It also owns generating capacity in Pennsylvania. Monongahela serves about 355,900 customers in a service area of about 11,900 square miles with a population of about 710,000. The seven largest communities served have populations ranging from 10,900 to 33,900. Monongahela's service area has navigable waterways and substantial deposits of bituminous coal, glass sand, natural gas, rock salt, and other natural resources. Its service area's principal industries produce coal, chemicals, iron and steel, fabricated products, wood products, and glass. There are two municipal electric distribution systems and two rural electric cooperative associations in its service area. Except for one of the cooperatives, they purchase all of their power from Monongahela.

      Potomac Edison, incorporated in Maryland in 1923 and in Virginia in 1974, operates in portions of Maryland, Virginia, and West Virginia. It also owns generating capacity in Pennsylvania. Potomac Edison serves about 390,200 customers in a service area of about 7,300 square miles with a population of about 782,000. The six largest communities served have populations ranging from 11,900 to 40,100. Potomac Edison's service area's principal industries produce aluminum, cement, fabricated products, rubber products, sand, stone, and gravel. There are four municipal electric distribution systems in its service area, all of which purchase power from Potomac Edison, and six rural electric cooperatives, one of which purchases power from Potomac Edison.

     West Penn, incorporated in Pennsylvania in 1916, operates in southwestern and north and south-central Pennsylvania. It also owns generating capacity in West Virginia. In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market. As of January 2, 1999, two-thirds of West Penn's retail load was able to choose their electric generation supplier. See ITEM 1. COMPETITION and
ITEM 1. RATE MATTERS for a discussion of the status of competition in Pennsylvania. As a consequence of the Customer Choice Act, West Penn reorganized into a Delivery Business Unit (supplying transmission and distribution to customers in West Penn's service territory), and a Supply Business Unit (supplying retail generation throughout Pennsylvania, outside West Penn's service area, and other states in the region implementing customer choice, and wholesale generation anywhere). The next step for the Supply Business Unit is for it to become a separate, unregulated affiliate generation company, in 1999. Only one-third of West Penn's retail load remains regulated, about 224,100 customers. West Penn's service area contains about 9,900 square miles with a population of about 1,399,000. The 10 largest communities served by West Penn have populations ranging from 11,200 to 38,900. West Penn's service area has navigable waterways and substantial deposits of bituminous coal, limestone, and other natural resources. Its service area's principal industries produce steel, coal, fabricated products, and glass. There are three municipal electric distribution systems in its service area, all of which purchase their power requirements from West Penn, and five rural electric cooperative associations, located partly within the area, all of which purchase their power from a pool that purchases a portion of its power from West Penn.

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

      AE, the Regulated Subsidiaries, and AYP Capital, Inc. and its subsidiaries have no employees. Their officers are employed by Allegheny Power Service Corporation (APSC), a wholly owned subsidiary of AE, incorporated in Maryland in 1963. APSC's employees provide all necessary services to AE, the Regulated Subsidiaries, and AYP Capital, Inc. and its subsidiaries. Those companies reimburse APSC for services provided by APSC's employees. On December 31, 1998, APSC had approximately 4,817 employees.

     AYP Capital, Inc. (AYP Capital), incorporated in Delaware in 1994, is a wholly owned nonutility subsidiary of AE. AYP Capital has three wholly owned subsidiaries--AYP Energy, Inc. (AYP Energy), Allegheny Communications Connect, Inc. (ACC), and Allegheny Energy Solutions, Inc. (Allegheny Energy Solutions), all Delaware corporations. AYP Capital is also part owner of APS Cogenex, a limited liability company formed with EUA Cogenex. APS Cogenex ceased  its marketing activities  in  1996  and  is
concluding existing projects.  (See ITEM 1. COMPETITION and  ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Significant Events in 1998, 1997 and 1996 for a further description of AYP Capital and its subsidiaries' activities.) AYP Capital and its subsidiaries have no employees. However, as of December 31, 1998, 25 APSC employees were dedicated to AYP Capital and its subsidiaries' activities on a full-time basis. Other APSC employees provide services to AYP Capital as required. AE's total investment in AYP Capital and its subsidiaries as of December 31, 1998, was $19.7 million. AE is currently committed to invest up to an additional $3.2 million in AYP Capital to fund AYP Capital's investment in two limited partnerships.

       The move to a more competitive environment presents Allegheny with a new set of opportunities and challenges, including determining the appropriate industry structure, determining recovery of transition costs (those costs imposed or incurred under a regulatory structure that would not be recoverable in a competitive environment), retaining existing customers and acquiring new customers, and, in general, changing the way electric utilities do business.


             FACTORS THAT MAY AFFECT FUTURE RESULTS

      In addition to the historical information contained herein, this report contains a number of "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by the
Operating   Companies,  the  merger  with  DQE,   Inc.,   capital
expenditures, earnings on assets, resolution and impact of litigation, regulatory matters, liquidity and capital resources, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

     Factors that could cause actual results to differ materially include, but are not limited to: the impact of general economic changes in the U.S.; the impact of deregulation on the electric utility business; increased competition and electric utility restructuring in the U.S., including ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which Allegheny operates, including regulatory proceedings affecting rates charged by AE's subsidiaries; developments relating to the proposed merger of AE with DQE, Inc., including expenses that may be incurred in litigation; federal and state regulatory developments and changes in law which may have a substantial adverse impact on the value of the assets within the Allegheny system; timing and adequacy of rate relief; adverse changes in electric load and customer growth; climatic changes or unexpected changes in weather patterns; changing fuel prices; generating plant and distribution facility performance, including unscheduled maintenance or repair requirements; and other circumstances that could affect anticipated revenues and costs, such as significant volatility in the market prices of wholesale and retail power.

                 PROPOSED MERGER WITH DQE, INC.

     On April 7, 1997, AE and DQE, Inc. (DQE) announced that they had entered into an Agreement and Plan of Merger dated April 5, 1997 (Merger Agreement). The Merger Agreement provided for the business combination of AE and DQE and was contingent upon the approval of each company's shareholders and state and federal regulators. At separate meetings held on August 7, 1997, the shareholders of AE and DQE approved the merger. AE and DQE made all necessary regulatory filings. Since then, AE and DQE received approval from the Nuclear Regulatory Commission, the Pennsylvania Public Utility Commission (Pennsylvania PUC) and the Federal Energy Regulatory Commission (FERC). The Pennsylvania PUC and FERC approvals are subject to certain conditions that are acceptable to AE. The Maryland Public Service Commission (Maryland PSC) and the Ohio Public Utilities Commission (Ohio
PUC) have also indicated their approval of the merger.

     In a letter to AE dated October 5, 1998, DQE stated that it had decided to unilaterally terminate the merger. In response, on October 5, 1998, AE filed a lawsuit in the United States District Court for the Western District of Pennsylvania against DQE for specific performance of the Merger Agreement or, in the alternative, for damages. AE also filed motions for a temporary restraining order and preliminary injunction against DQE. On October 28, 1998, the court denied AE's motions for a temporary restraining order and preliminary injunction. On October 30, 1998, AE appealed the District Court's order to the United States Court of Appeals for the Third Circuit. On March 11, 1999, the U.S. Court of Appeals for the Third Circuit vacated the district court's denial of Allegheny's motion for preliminary injunction, enjoining DQE from taking actions prohibited by the merger agreement. The Circuit Court stated that if DQE breached the Merger Agreement, AE would be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that AE would be irreparably harmed if DQE took actions that would prevent AE from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

     In the District Court, discovery is ongoing, and AE cannot predict the outcome of this litigation. However, AE believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, AE continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless AE obtains judicial relief requiring DQE to move forward.


                           COMPETITION

     The electric supply portion of the electric utility industry in the United States is in the midst of becoming competitive. The Energy Policy Act of 1992 (EPACT) began the process by deregulating wholesale power sales within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their  transmission systems on a non-discriminatory basis.
Since  1992,  wholesale   electricity   markets   have   become
increasingly  competitive  as  companies  began  to  engage  in
nationwide  power  marketing.   In  addition, some  states have
taken  active  steps   toward  allowing  retail  customers  the
right  to  choose  their electric supplier.

                 Activities at the Federal Level

      Allegheny has been an advocate of federal legislation to mandate competition in retail electricity markets nationwide to avoid regional dislocations and ensure level playing fields. The Operating Subsidiaries continue to participate in the Partnership for Customer Choice to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for Allegheny unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 of the Public Utility Regulatory Policies Act of 1978 (PURPA), are repealed or significantly revised. Allegheny continues to advocate the repeal of PUHCA and PURPA, on the grounds that they are obsolete and anti-competitive, and that PURPA results in utility customers paying above-market prices for power. (See ITEM 3. LEGAL PROCEEDINGS for information concerning PURPA-related litigation.)

                 Activities at the State Level

      In the absence of federal legislation, state-by-state implementation has begun. All of the states the Operating Subsidiaries serve are at various stages of implementation or investigation of programs that allow customers to choose their electric supplier. Pennsylvania is furthest along with a program in place, while Maryland and Virginia are moving to adopt plans in 1999 to implement retail choice. Ohio and West Virginia continue to study this issue.

                          Pennsylvania

      The  Customer  Choice  Act  in  Pennsylvania  provides  for
customer   choice  of  electric  supplier  and  deregulation   of
generation in a competitive electric supply market. Pursuant to the Customer Choice Act, all electric utilities in Pennsylvania were required to establish and administer retail customer choice of electric supply pilot programs to 5% of the load of each class of their customer base. In order to assure participation in the pilot program, a credit was established by the Pennsylvania PUC. The credit for West Penn's customers participating in the pilot was artificially high, and resulted in West Penn's suffering a net loss of revenues of approximately $6.5 million for the total pilot period that ended December 31, 1998. In order to mitigate pilot losses, West Penn took action to become a licensed electric supplier to the pilot customers of the other electric utilities in Pennsylvania. However, sale prices were low and margins were
commensurately  thin.   As  a result, West  Penn  was  unable  to
completely offset its pilot
losses with new revenues.<1> West Penn has authorization from the Pennsylvania PUC to seek recovery of this lost pilot revenue, and intends to do so in 1999.

      Beginning in January 1999, two-thirds of West Penn's customer load was permitted to choose an alternate electric supplier. All of West Penn's customer load can choose an electric supplier beginning in January 2000. (See ITEM 1. RATE MATTERS for a discussion of the settlement agreement reached with the Pennsylvania PUC, which included recovery of transition costs and the ability to transfer generating assets to an affiliate at net book value.) One result of the Customer Choice Act was the bifurcation of West Penn's electricity supply and electricity delivery functions into two separate businesses. The transmission and distribution business remains under the traditional regulated ratemaking. As it is deregulated, the electric supply business pricing will be determined by the marketplace. The delivery business in Pennsylvania has responsibility as the electricity provider of last resort (for those customers of West Penn who choose not to select an alternate supplier or whose alternate supplier does not deliver) and will generally obtain necessary electric supply for this function from the market as the transition to competition is implemented. The electric supply business will be free to sell West Penn's deregulated generation in the wholesale and retail markets, subject to codes of conduct, and subject to the restriction that it may not, except under certain conditions, sell at retail in West Penn's service territory through the year 2003.

                            Maryland

     The Maryland PSC, in December 1997, issued an order to implement retail competition in that state. The Maryland PSC's order and its revised second order call for a deregulation process, including a three-year phase-in beginning July 1, 2000, with recovery of prudent transition costs after mitigation. The orders recognized that many details were yet to be decided and called for roundtable discussions and adjudicatory proceedings for that purpose. On September 10, 1998, the Maryland PSC issued a third order that clarified certain issues and questions involved with the earlier orders. The main roundtable created by the orders has been meeting since April 1998. This roundtable formed six working groups to study various issues involved with restructuring the electric industry. Each of the working groups submitted their interim reports to the Maryland PSC on November
1, 1998. The roundtable's final report to the Maryland PSC is due May 1, 1999, and the PSC's final order in connection with the work of the roundtable is due August 1, 1999. Potomac Edison and other Maryland utilities appealed the Commission's orders on the grounds that the PSC did not have sufficient authority to implement its plan absent authorizing legislation. In a settlement of the appeal approved by the court, the Maryland PSC agreed that

_______________

<1>  In 1997, Allegheny formed Allegheny Energy Solutions, which also participated as a licensed electric supplier in the Pennsylvania pilot program in all electric utility service areas within Pennsylvania using electric energy purchased from the competitive wholesale market. (See p. 9 in ITEM 1. COMPETITION for a discussion of which part of the new corporate structure will be participating in the deregulated retail energy markets beginning in 1999.)

its orders in this case were not final and the utilities withdrew their appeal. Authorizing legislation has been introduced in the 1999 session of the Maryland legislature that would permit the Maryland PSC to implement its customer choice plan.

     Two adjudicatory proceedings were established by the Maryland PSC to aid in its implementation of retail competition, one dealing with stranded cost quantification and recovery mechanisms, price protection and unbundled rates and the other with market power protective measures. Potomac Edison filed testimony in the stranded cost proceeding on July 1, 1998. The other parties filed testimony in mid-December and hearings are scheduled to begin April 26, 1999. The parties are informally exploring the possibility of settling this case subject to the Maryland legislature passing necessary enabling legislation this year.

                            Virginia

     In February 1998, the Virginia General Assembly passed Senate Joint Resolution 91 (SJR 91), which established a subcommittee of the General Assembly to study electric utility restructuring. The SJR 91 Subcommittee met throughout 1998 and developed detailed restructuring legislation, which was introduced in the 1999 session. The legislation would implement a transition to choice for all Virginia electric customers beginning in 2002. It allows for stranded and transition cost recovery, and caps rates for retail customers during the transition period. A separate Tax Task Force examined tax issues arising from proposed restructuring and also introduced legislation in the 1999 session. Both the restructuring and tax bills passed the House and Senate in February and are awaiting the Governor's signature.

     The Virginia State Corporation Commission (Virginia SCC) issued an order in 1998 that required Virginia Power and American Electric Power Company, Inc., to develop and submit retail pilot programs for customer choice. While Potomac Edison was not required to develop a pilot for its customers in Virginia, Potomac Edison is participating in the development of those programs through pilot task forces established by the Virginia SCC. The Virginia SCC also issued an order in 1998 requiring Virginia utilities to submit monthly reports on the progress of any Independent System Operator (ISO) discussions in which the utilities are involved. Potomac Edison has reported on AE's participation in certain activities related to the Midwest ISO. AE's membership in the Midwest ISO is contingent upon its merger with DQE. Virginia's ISO reporting obligation is ongoing.

     By Order dated December 3, 1998, the Virginia SCC established a proceeding to adopt interim rules to govern issues common to both the natural gas and electricity restructuring retail access pilot programs ordered in other cases, specifically the issues of certification, code of conduct, and standards of conduct governing relationships among entities participating in pilot programs. The Task Force created in connection with this proceeding began meeting in early 1999 to consider proposed rules and issued its final report to the Commission in March 1999.

                          West Virginia

      In December 1996, the Public Service Commission of West Virginia (West Virginia PSC) issued an order initiating a general investigation regarding the restructuring of the electric utility industry. A Task Force was established to further investigate restructuring issues. In December 1997, the Task Force approved legislative language that would have given the West Virginia PSC broad authority to implement retail choice. The proposed legislation  was  substantially modified  by  the  West  Virginia
Legislature and passed in March 1998. The legislation directed the West Virginia PSC to meet with all interested parties to develop a restructuring plan, which plan would meet the dictates and goals of the legislation. Interested parties formed a new Task Force that met during 1998, but the Task Force was unable to reach a consensus on a model for restructuring. The Task Force anticipates reconvening in 1999 to further discuss restructuring. The Commission has since issued an order setting a schedule for a series of hearings in 1999 on major issues such as transition costs, codes of conduct, and customer protections.

                              Ohio

     In 1998, the Ohio PUC continued informal roundtable discussions on issues concerning competition in the electric utility industry. Several bills on restructuring and deregulation were introduced in the Ohio Legislature and were the subject of numerous hearings and negotiations at the committee level but no consensus was achieved. In early 1999, a group of legislators began closed door discussions to develop a restructuring plan to be introduced in the 1999 session. The legislators intend to reveal their plan in March 1999.

      Allegheny over the past several years has taken steps to better position itself to participate in the new competitive markets. These include AYP Capital (AE's nonutility subsidiary) forming two subsidiaries in 1996: AYP Energy and ACC. In addition, in 1997 AYP Capital formed Allegheny Energy Solutions. AYP Energy is a bulk power marketer. In October 1996, AYP Energy purchased a 50% interest (276 MW) in Unit No. 1 of the Fort Martin coal-fired power station in West Virginia. AYP Energy is marketing the output of its 50% interest in Unit No. 1 of Fort Martin, as well as engaging in other power marketing activities. AYP Energy's losses in 1998 resulted primarily from low selling prices in competitive markets and marketing losses. (For a discussion of the losses, see ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Earnings Summary.) The operation of a merchant plant and power marketing in the wholesale market is essentially participation in a commodity market, which creates certain risk exposures. The risks to which AYP Energy is exposed include underlying price volatility, credit risk, and variation in cash flows, among others. To manage these risks, Allegheny has risk management policies and procedures, consistent with industry practice and its goals. (See also discussion in Note N to the Consolidated Financial Statements in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.)

      During 1998, AYP Capital made several investments in funds which were established in 1995. They include an investment in EnviroTech Investment Fund I, L.P. (EnviroTech), a limited partnership formed to invest in emerging electrotechnologies that promote the efficient use of electricity and improve the environment. AYP Capital committed to invest up to $5 million in EnviroTech over 10 years, beginning in 1995. AYP Capital also participates in the Latin American Energy and Electricity Fund I, L.P. (FONDELEC), a limited partnership formed to invest in and develop electric energy opportunities in Latin America. AYP
Capital committed to invest up to $5 million in FONDELEC over eight years, beginning in 1995. Through FONDELEC, AYP Capital has invested in electric distribution companies in Peru and Argentina. Both EnviroTech and FONDELEC may offer AYP Capital opportunities to identify investments in which AYP Capital may coinvest in excess of its capital commitment in each limited partnership.

      AYP Capital is also developing other energy-related service
businesses.    For   example,  AYP  Capital  offers   engineering
consulting services and project management for transmission and distribution facilities.

     In 1997, ACC, an exempt telecommunications company, formed a limited liability company with Hyperion Communications of Pennsylvania, Inc., known as Allegheny Hyperion Telecommunications, L.L.C. Allegheny Hyperion Telecommunications began operations in the Altoona and State College markets in October of 1998. Allegheny Hyperion Telecommunications offers a full range of telecommunications services, including high-capacity dedicated telecommunications services between business and commercial locations; services connecting business locations with long-distance carriers; and local telephone service.

     In August 1998, ACC and AEP Communications, LLC, a subsidiary of American Electric Power Company, Inc., announced plans to connect and jointly market their fiber optic networks in West Virginia, providing the state with increased access to high-speed, broadband communications services. Through this venture, the companies will provide high-speed communications services to several West Virginia cities. In November 1998, ACC and AEP Communications, LLC, widened their agreement to include the fiber optic networks of First Energy Telcom Corp. and GPU Telcom Services, Inc.

      Allegheny Energy Solutions was formed in 1997 to market electric energy to retail customers in deregulated retail markets and to participate in the Pennsylvania pilot as an alternate supplier to customers with choice within and outside the West Penn service area, using electricity it purchased from the competitive wholesale market. The limited liability company
formed   between  Allegheny  Energy  Solutions  and  DQE   Energy
Partners, Inc. to participate in the Pennsylvania pilot  will  no
longer   participate.   (For  a  discussion  of  the   activities
undertaken by Allegheny Energy Solutions in 1998 and related nonutility losses, see ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Earnings Summary.) Because of organizational efficiencies gained by using an alternate corporate structure, Allegheny Energy Solutions will not compete in deregulated retail energy markets
beyond   1998.   Rather,  that  role  will  be  assumed  by   the
deregulated supply function of West Penn, acting under the name of Allegheny Energy Supply. Allegheny Energy Supply has gained several hundred megawatts of load for 1999 through Pennsylvania customers' choice of Allegheny Energy Supply as their new supplier of generation services.


                  OPERATING SUBSIDIARIES' SALES

     In 1998, consolidated regulated kilowatt-hour (kWh) sales to regular customers (retail and wholesale power) increased 2.8% from those of 1997 as a result of increases of .8%, 5.5% and 3.3% in residential, commercial and industrial sales, respectively. Consolidated regulated revenues from residential sales decreased 1.4%, while commercial and industrial sales increased 2.2% and
 .8%, respectively. (See ITEM 1. RATE MATTERS and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

      Allegheny's all-time combined generation customer peak load of 7,500 MW occurred on February 5, 1996. The control area peak load in 1998 was 7,314 MW on July 22, 1998.

      Consolidated regulated electric operating revenues for 1998 were derived as follows: Pennsylvania, 44.4%; West Virginia, 27.9%; Maryland, 19.2%; Virginia, 6.1%; Ohio, 2.4% (residential, 37.8%; commercial, 21.5%; industrial, 32.3%; bulk power transactions, 4.9%; and other, 3.5%). The following percentages of such revenues were derived from these industries: iron and steel, 6.5%; aluminum and other nonferrous metals, 3.4%; chemicals, 3.4%; coal mines, 3.3%; cement, 2.6%; fabricated products, 1.8%; and all other industries, 11.4%.

      During 1998, Monongahela's kWh sales to retail customers increased 3.9%. Residential sales decreased .3% but commercial and industrial sales increased 5.8% and 5.5%, respectively. Revenues from residential, commercial, and industrial customers increased .5%, 6.4%, and 6.0%, respectively, primarily due to an increase in the fuel and energy cost component as well as an increase in the number of customers and usage. Revenues from bulk power transactions and sales to affiliates decreased 3.8%. Monongahela's revenues represented 24.7% of Allegheny's total regulated sales to regular customers. Monongahela's all-time peak load of 1,844 MW occurred on July 21, 1998.

      Monongahela's electric operating revenues were  derived  as follows:  West  Virginia,  91.2%, and  Ohio,  8.8%  (residential,
31.1%;   commercial,  19.6%;  industrial,   32.3%;   bulk   power
transactions, 3.1%; and other, 13.9%).

      During 1998, Potomac Edison's kWh sales to retail customers increased 5.0%. Residential, commercial and industrial sales increased 2.6%, 7.2% and 5.9%, respectively. Revenues from residential, commercial and industrial customers increased 3.1%, 5.9% and 4.3%, respectively, primarily due to an increase in the number of customers and usage. Revenues from bulk power transactions and sales to affiliates increased 7.6%. Potomac Edison's revenues represented 31.9% of Allegheny's total regulated sales to regular customers. Potomac Edison's all-time peak load of 2,614 MW occurred on January 17, 1997. The peak load in 1998 was 2,413 MW on July 22, 1998.

     Potomac Edison's electric operating revenues were derived as follows: Maryland, 61.9%; West Virginia 19.0%, and Virginia, 19.1%; (residential, 41.9%; commercial, 21.3%; industrial, 28.0%; bulk power transactions, 3.6%; and other, 5.2%). Revenues from one industrial customer, the Eastalco aluminum reduction plant near Frederick, Maryland, amounted to $64.8 million (8.8% of total electric operating revenues). Minimum annual charges to Eastalco under an electric service agreement which continues through March 31, 2000, with automatic extensions thereafter unless terminated on notice by either party, were $15.1 million in 1998. This agreement may be canceled before the year 2000 upon 90 days' notice in the event of a governmental decision resulting in a material modification of the agreement.

      During 1998, West Penn's kWh sales to retail customers, including sales to Pennsylvania retail pilot participants, decreased 2.8% as a result of decreases of 4.6%, 1.6% and 2.2% in residential, commercial, and industrial sales, respectively. Revenues from residential, commercial and industrial customers decreased 5.7%, 2.4%, and 4.1%, respectively, primarily due to a $25.1 million rate refund resulting from the Pennsylvania restructuring settlement agreement, a reduction in previously bundled customers (full service customers) due to the Pennsylvania retail pilot program, and a reduction in usage. Revenues from bulk power transactions and sales to affiliates, including bulk power sales under the Pennsylvania retail pilot program, increased 43.3%. West Penn's regulated revenues represented 43.4% of Allegheny's total regulated sales to regular customers. West Penn's all-time peak load of 3,251 MW occurred on July 15, 1997. The regulated peak load in 1998 was 3,067 MW on
June 25, 1998. The territorial West Penn share of the Allegheny control area peak load in 1998 was 3,192 MW on June 25, 1998.

      West Penn's electric operating revenues were derived as follows: Pennsylvania, 100% (residential, 34.4%; commercial,
20.2%; industrial, 31.4%; bulk power transactions, 6.4%; and other, 7.6%).

      In  1998, the Operating Subsidiaries provided approximately
3.0 billion kWh of energy to nonaffiliated companies and marketers from generation facilities operated by the Operating Subsidiaries. Revenues from those sales of generation, including Pennsylvania retail pilot sales, from the Operating Subsidiaries were approximately $69.8 million.

      The  Operating  Subsidiaries transmitted approximately  7.4 billion kWh to others located outside their service territories under various forms of transmission service agreements. Revenues from those sales were about $45.2 million.

     Sales of generation and transmission services to others vary with the needs of those customers for capacity and/or economic replacement power; the availability of generating facilities and excess power, fuel, and regional transmission facilities; and the availability and price of competitive sources of power. Revenues from sales of transmission services to others by the Operating Subsidiaries increased in 1998 relative to 1997 despite decreased transmission services activity. The increase in revenues was due in part to transmission services' reservation charges paid to the Operating Subsidiaries by others for the right to transmit energy. Transmission activity was affected as a result of some of the reservations to transmit energy not being used.  Sales of power generated
by the Operating Subsidiaries increased in  1998
relative to 1997 primarily from increased sales to brokers and power marketers due to increased sales that occurred primarily in the second quarter as a result of warm weather which increased the demand and price for energy, and increased sales due to participation in the Pennsylvania retail pilot program. Substantially all of the benefits of power and transmission service sales to nonaffiliates by the Operating Subsidiaries, except West Penn, were passed on to retail customers and, as a result, had little effect on Monongahela Power's and Potomac Edison's net income. Effective May 1, 1997, West Penn no longer passes these benefits on to retail customers.

      Pursuant  to  a  peak diversity exchange  arrangement  with
Virginia  Power,  the  Operating  Subsidiaries  annually   supply
Virginia Power with 200 MW during each June, July, and August and, in return, Virginia Power supplies the Operating Subsidiaries with 200 MW usually during each December, January, and February, at least through February 2000. Beyond February 2000, no diversity exchange is planned.

     The Operating Subsidiaries have an exchange arrangement with Duquesne Light Company (Duquesne) which will continue through February 2000. In this exchange arrangement, the Operating Subsidiaries have, in the past, supplied Duquesne with up to 200 MW for a specified number of weeks, generally during each March, April, May, September, October, and November. In return, Duquesne had supplied the Operating Subsidiaries with up to 100 MW, generally during each December, January, and February. Currently, there are no exchanges being made as Duquesne endeavors to sell off its generating assets. The total number of MWh to be delivered by each utility to the other over the active term of the arrangement will have been the same.

           Regulatory Framework Affecting Power Sales

      EPACT initiated the restructuring of the electric utility industry by permitting competition in the wholesale generation market. In order to facilitate the efficient use of generation facilities, on April 24, 1996, the FERC issued Orders 888 and
889. On March 4, 1997, the FERC issued Orders 888A and 889A reaffirming and clarifying the legal and policy issues as originally presented in the previous orders. In response to requests for rehearing, the FERC issued Orders 888B and 889B on November 25, 1997. The Commission again supported its original intentions and presented explanations and minor revisions to specific sections of the orders.

      The FERC orders require all transmission providers to offer service to entities selling generation services in a manner that is comparable to their own use of the transmission system. The orders required each transmission provider to file standardized open access transmission service tariffs; therefore, the Operating Subsidiaries have on file a pro forma open access tariff under which they sell transmission services to all eligible customers. The Operating Subsidiaries (and AYP Energy, when appropriate) also arrange for transmission services for their own sales pursuant to the rates, terms, and conditions of the open access tariff. The tariff was accepted for filing by the FERC on November 25, 1998. The Commission's order specified a December 6, 1995, effective date and required refunds to be paid on the time
value of money based upon the difference between the   originally
filed  rates  and  those  authorized   by   the  Commission.

       To meet the objective of providing comparable or nondiscriminatory transmission services, the FERC orders further require that utilities functionally unbundle transmission operations and reliability functions from wholesale merchant functions within the Operating Subsidiaries. Accordingly, discrete businesses have been formed, including a Delivery
Business Unit (inclusive of transmission) and a Supply Business Unit. The Delivery Business Unit includes several sub-units, including the System Planning and Operations group, which provides transmission system operations and reliability functions. Each unit has its own management, objectives, and facilities. The Operating Subsidiaries conduct their business in a manner that is consistent with FERC's Standards of Conduct.

      The orders require that all transmission requests for service be made over the Open Access Same Time Information System (OASIS). The OASIS, an internet-based nationwide electronic network, became operational on January 3, 1997. The Operating Subsidiaries, in conjunction with a consortium of transmission providers, continue to work to implement a revised version of the OASIS Standards and Communications Protocols document issued by FERC. OASIS Phase 1A will become operational on March 1, 1999.

      The FERC established its jurisdiction over unbundled retail as well as wholesale transmission services in Order 888. Although states retain the authority to determine if retail wheeling should be adopted, retail transmission service under the jurisdiction of the FERC is available once these historically franchised customers have access to alternate generation sources. Pennsylvania enacted legislation authorizing retail choice for selected customers as of November 1, 1997 (Customer Choice Act). The Operating Subsidiaries added Schedule 10--Retail Transmission Service to their open access tariff authorizing the sale of open access transmission services to unbundled retail customers. Initially, the Operating Subsidiaries will provide service to Pennsylvania's unbundled retail customers and eventually to retail customers with choice in Maryland, Virginia, West Virginia, and Ohio.

     In compliance with Pennsylvania's restructuring requirements and in conjunction with the merger plans, AE and DQE filed jointly with the FERC an Allegheny Energy open access tariff in August 1997. No sales have been made under that tariff and none will be made until the merger is consummated.

     The Operating Subsidiaries also have on file with the FERC a Standard Generation Service Rate Schedule for the sale of wholesale power at cost-based rates. In October 1997, the
Operating Subsidiaries submitted a new wholesale tariff to the FERC, asking for authority to sell power at market-based rates. The Operating Subsidiaries began selling power at market-based rates upon the filing's acceptance by the FERC in August 1998.

      The Operating Subsidiaries continue their involvement as General Agreement on Parallel Paths (GAPP) experiment participants. The purpose of the experiment is to collect operating data on the effect of parallel power flow on the interconnected transmission system and to develop an equitable compensation system reapportioning current contract path-based revenues upon a reflection of the actual flow of power on the interconnected electrical system. During the two-year term of the experiment, many of the GAPP principles were successfully incorporated into certain industry-wide system operating practices established by the North American Electric Reliability Council (NERC). When the experiment concludes on March 31, 1999, the participants will publicly present information on the revenue reallocation method they developed.

      AE and DQE, Inc., conditionally executed a membership agreement with the Midwest ISO; the commitment to join the Midwest ISO was expressly contingent upon consummation of a proposed merger between AE and DQE, Inc. The membership agreement was entered into on April 9, 1998, and filed with the FERC on April 13, 1998. AE's membership status remains conditional until the merger is consummated or it is determined that the Merger Agreement is terminated.

      Under PURPA, certain municipalities, businesses and private developers have installed, are installing, or are proposing to install, generating facilities at various locations in or near the Operating Subsidiaries' service areas with the intent of selling some or all of the electric capacity and energy to the Operating Subsidiaries at rates consistent with PURPA and ordered by appropriate state commissions. As a result of PURPA, the Operating Subsidiaries are committed to purchasing 299 MW of on-line PURPA capacity. Payments for PURPA capacity and energy in 1998 totaled approximately $129.0 million, at an average cost to the Operating Subsidiaries of 5.4 cents/kWh, as compared to the Operating Subsidiaries' own generating cost of about 3 cents/kWh. The Operating Subsidiaries project an additional 180 MW of PURPA capacity (Warrior Run) to come on-line in 1999. The Warrior Run project will result in rate increases for Potomac Edison's Maryland customers pursuant to a 1998 rate case settlement in that jurisdiction. (See ITEM 3. LEGAL PROCEEDINGS for a description of litigation and regulatory proceedings in Pennsylvania and West Virginia concerning other proposed PURPA projects.)


                    OTHER SUBSIDIARIES' SALES

      In 1998, AYP Energy provided 7.3 billion kWh of energy to nonaffiliated customers, including generation from Fort Martin Unit No. 1, amounting to 1.8 billion kWh. Revenues from those sales were approximately $215.3 million. Total unregulated operating revenues in 1998, including sales by Allegheny Energy Solutions under the Pennsylvania retail pilot program, amounted to $247.0 million. Allegheny Energy Solutions participated in the pilot program as an alternate supplier to customers with choice within and outside the West Penn service area. (For a discussion of increases in nonutility losses in 1998, See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Earnings Summary.)

                       ELECTRIC FACILITIES

      The following table shows Allegheny's December 31, 1998, operational generating capacity based on the maximum monthly normal seasonal operating capacity of each unit. The Regulated Subsidiaries' owned capacity totaled 8,121 MW, of which 7,091 MW (87%) are coal-fired, 840 MW (10%) are pumped-storage, 132 MW (2%) are oil-fired, and 58 MW (1%) are hydroelectric. AYP Energy, an exempt wholesale generator in 1998, also owns 276 MW of coal-fired generation. The term "pumped-storage" refers to the Bath County station which stores energy for use principally during peak load hours by pumping water from a lower to an upper reservoir, using the most economic available electricity, generally during off-peak hours. During the generating cycle, power is produced by water falling from the upper to the lower reservoir through turbine generators.

      The weighted average age of the Regulated Subsidiaries' owned steam stations shown on the following page is about 28.6 years. In 1998, their book value was $1.8 billion, average heat rate was 9,939 Btu's/kWh, and their availability factor was 85.8%. The age of AYP Energy's owned generation is 32.0 years. In 1998, the book value of AYP Energy's owned generation was $163.5 million, average heat rate was 9,622 Btu's/kWh, and the availability factor was 88.9%.

                          Allegheny Stations
                      Maximum Generating Capacity
                            (Megawatts) (a)
                                                           AYP      Dates When
                             Station Monon-  Potomac West  Energy   Service
Station               Units   Total  gahela  Edison  Penn   (b)     Commenced(c)

Coal-fired (steam):
 Albright               3      292     216      76                    1952-4
 Armstrong              2      352                     352            1958-9
 Fort Martin            2    1,107     249     304     278    276     1967-8
 Harrison               3    1,920     480     629     811            1972-4
 Hatfield's
   Ferry                3    1,660     456     332     872            1969-71
 Mitchell               1      284                     284            1963
 Pleasants              2    1,252     313      376    563            1979-80
 Rivesville             2      142     142                            1943-51
 R. Paul Smith          2      115              115                   1947-58
 Willow Island          2      243     243                            1949-60
Oil-fired (steam): (a)
 Mitchell               2      132                     132            1948
Pumped-storage and Hydro:
 Bath County            6      840     227(d)   235(d) 378(d)         1985
 Lake Lynn(e)           4       52                      52            1926
 Potomac Edison (e)    21        6                6                   Various
Total Allegheny-owned
 Capacity              54    8,397   2,326    2,073   3,722    276

                           Other Generation
                      Maximum Generating Capacity
                            (Megawatts) (f)

                                                           AYP     Contract
                           Project Monon-  Potomac West   Energy Commencement
Project                     Total  gahela  Edison  Penn     (b)      Date
Coal-fired: (steam)
 AES Beaver Valley           125                    125              1987
 Grant Town                   80      80                             1993
 West Virginia
   University                 50      50                             1992

Hydro:
 Allegheny Lock and Dam 5      6                       6             1988
 Allegheny Lock and Dam 6      7                       7             1989
 Hannibal Lock and Dam        31      31                             1988

Total Other Capacity         299     161       0(g)  138       0

Total Allegheny-owned and
PURPA Committed            8,696   2,487   2,073   3,860     276
Generating Capacity (a)

     (a)  Winter rating. Excludes West Penn oil-fired capacity of
          207 MW at Springdale Power Station which was placed on cold reserve status as of June 1, 1983. On December 31, 1994, 82 MW, and on July 1, 1998, 50 MW of the total MW at Mitchell Power Station were reactivated.

     (b)  AYP Energy owns 50% of Unit No. 1 at Fort Martin.

     (c) Where more than one year is listed as a commencement date for a particular source, the dates refer to the years in which operations commenced for the different units at that source.

      (d) Capacity entitlement through ownership of AGC, 27%, 28%, and 45% by Monongahela, Potomac Edison, and West Penn, respectively.

      (e) West  Penn  has  a  30-year license  for  Lake  Lynn,
          effective December 1994. Potomac Edison's license for hydroelectric facilities Dam No. 4 and Dam No. 5 will expire in 2003. Potomac Edison has received 30-year licenses, effective January 1994, for the Shenandoah, Warren, Luray, and Newport projects. The FERC accepted Potomac Edison's surrender of the license for the Harper's Ferry Dam No. 3 and issued an order effective October 1994.

      (f) Other generating capacity available through state utility commission-approved arrangements pursuant to PURPA.

      (g) The 180-MW Warrior Run project is under construction and is planned to begin providing capacity and energy to Potomac Edison in 1999.

                          ALLEGHENY MAP

      The Allegheny Power Map (Map), which has been omitted, provides a broad illustration of the names and approximate locations of Allegheny Power's major generation and transmission facilities, both existing and under construction, in a five-state region which includes portions of Maryland, Ohio, Pennsylvania, Virginia, and West Virginia. Additionally, Extra High Voltage substations are displayed. By use of shading, the map also provides a general representation of the service areas of Monongahela (portions of West Virginia and Ohio), Potomac Edison (portions of Maryland, Virginia, and West Virginia), and West Penn (portions of Pennsylvania).

      Power Stations shown on the map which appear within the Monongahela service area are Willow Island, Pleasants, Harrison, Rivesville, Albright, and Fort Martin. The single power station appearing within the Potomac Edison service area is R. Paul Smith. The Bath County Power Station appears on the map just south of the westernmost portion of Potomac Edison's service area formed by the borders of Virginia and West Virginia. Power stations appearing within the West Penn service area are Armstrong, Mitchell, Hatfield's Ferry, Springdale, and Lake Lynn.

      The map also depicts transmission facilities which are (i) owned solely by the Operating Subsidiaries; (ii) owned by the Operating Subsidiaries in conjunction with other utilities; or
(iii) owned solely by other utilities. The transmission facilities portrayed range in capacity from 138 kV to 765 kV. Additionally, interconnections with other utilities are displayed.

The following table sets forth the existing miles of tower and pole
transmission  and  distribution  lines  and  the   number   of
substations  of the Regulated Subsidiaries as of December  31, 1998:

             Miles of Above-Ground Transmission and
        Distribution Lines (a) and Number of Substations

                                                                Number of
                                        Portion of Total      Transmission and
                            Total      Miles Representing       Distribution
                            Miles    500-Kilovolt (kV) Lines  Substations(b)

      Monongahela         21,035              283                   331
      Potomac Edison      18,135              202                   276
      West Penn           24,102              273                   709
      AGC(c)                  85               85                     1
      Total               63,272              843                 1,317


      (a) The Operating Subsidiaries also have a total of 6,412 miles of underground distribution lines.

      (b) The substations have an aggregate transformer capacity of 56,317,204 kilovoltamperes.

      (c) Total Bath County transmission lines, of which AGC owns an undivided 40% interest and Virginia Power owns the remainder.


     The Operating Subsidiaries have 12 extra-high-voltage (EHV), 345-kV and above, and 31 lower-voltage interconnections with neighboring utility systems. The interregional EHV transmission system, including System facilities, continued to operate near reliability limits during periods of heavy power flows that are predominantly in a west-to-east orientation. In early 1997, NERC implemented the development of a national security process. The Operating Subsidiaries serve as one of the 22 national Security Coordinators. This process includes a Transmission Loading Relief (TLR) procedure that identifies actual flow path consequences of power transactions, reduces loading on the transmission system when necessary and effectively addresses parallel path flows. The TLR procedure has been effective. Its use, and conditions in the Midwest that reversed the predominant west-to-east power flow pattern across the AE system during the summer of 1998, resulted in fewer constraints on System transmission facilities that would require curtailments of transmission service.

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

      The Operating Subsidiaries have, since the early 1980s, provided managed contractual access to their transmission facilities under various tariffs. As described earlier, for new agreements starting in 1996, managed access is also governed by the provisions of the Operating Subsidiaries' Open Access Transmission Tariff mandated by and filed with the FERC.


                    RESEARCH AND DEVELOPMENT

      The  Operating  Subsidiaries spent  $7.9  million,  $7.4
million, and $7.7 million, in 1998, 1997, and 1996, respectively, for research programs. Of these amounts, $5.5 million, $5.7 million, and $5.5 million were for Electric Power Research Institute (EPRI) dues in 1998, 1997, and 1996, respectively. EPRI is an industry-sponsored research and development institution. The Operating Subsidiaries plan to spend approximately $7.8 million for research in 1999, with EPRI dues representing $5.6 million of that total.

      In addition to EPRI support, in-house research conducted by Allegheny concentrated on environmental protection, generating unit performance, future generation technologies, transmission system performance, delivery systems, customer-related research, clean power technology focused on power quality, and distributed resources technology for customers, delivery equipment, and marketing. All Allegheny-funded research is related to adapting both competitive and leading edge technology to Allegheny's operations.

      Research is also being directed to help address major issues facing our industry, including electric and magnetic field (EMF) assessment of employee exposure within the work environment, waste disposal and discharges, greenhouse gases
(GHG), renewable resources, fuel cells, new combustion turbines, cogeneration technologies, and transmission loading mitigation using Flexible AC Transmission System (FACTS) devices. An investigation of the value of biodiversity of lands owned by Allegheny is being done. The financial effect of these issues on Allegheny, if any, cannot be determined at this time. During 1998, the Operating Subsidiaries supported the federal government's National EMF Research and Public Information Dissemination Program, a project on the interaction of biomechanisms and electric and magnetic fields
(EMF); and an Edison Electric Institute (EEI) program to study employee and public health effects, if any, of EMF. The World Health Organization, the Director of the National Institute of Environmental Health Services, and an interagency group consisting of representation from nine federal agencies plan to issue reports over the next two to three years on EMF, which may affect future R&D funding. In addition, there is continuing evaluation of technical proposals from outside sources and monitoring of developments in industry-related literature, law and litigation, general business and environmental standards (ISO 9000 and ISO 14000), and intellectual property rights.

     Because of the nitrogen oxides (NOx) control requirements of the Clean Air Act Amendments of 1990 (CAAA), Allegheny is participating in a collaborative effort coordinated by EPRI to
gain a greater understanding of the formation of ground level ozone and how measures to control NOx and volatile organic compounds affect ozone formation. The North American Research Strategy for Tropospheric Ozone-Northeast is focused on this effort. Other research is directed at NOx control technologies for power station compliance, including optimizing existing low NOx burners to improve performance.

      The Operating Subsidiaries continue to monitor and demonstrate technical solutions to greenhouse gas (GHG) reduction, sequestration, capture, and control. As part of their response to EPACT and President Clinton's subsequent Climate Action Plan, the Operating Subsidiaries, as part of an EEI program, have agreed to participate in research initiatives which are designed to reduce, sequester, or control GHG. This program is consistent with filings made with the Department of Energy (DOE) in voluntary compliance with Section 1605(b) of EPACT.

      Electric vehicle (EV) research through 1998 included participation in EV America and the Electric Transportation Coalition, as well as the development of appropriate wiring and building code standards to accommodate electric vehicles. As a result, Allegheny is positioned to support commercial manufacturers when they move forward with EV development. Allegheny provided a grant to the University of Pittsburgh to build an electric car from the frame up.

      In 1998, research was also directed into communication systems to develop and demonstrate a high-speed digital power line communication system using existing utility wires to serve information and automation needs of Allegheny's customers and to support system requirements in retail wheeling and marketing.

      Allegheny continues to pursue beneficial uses of coal combustion by-products. In cooperation with the West Virginia Division of Environmental Protection, a project is under way to investigate the feasibility and cost-effectiveness of injecting fly ash from Allegheny-owned power stations into abandoned underground mine sites in West Virginia to reduce acid mine drainage and mine surface subsidence. The project cost is being shared with EPRI as part of a Tailored Collaboration Agreement. Also being investigated is the use of fly ash as a construction material for a residential home demonstration and the use of flue-gas desulfurization by-products for road building.

      As part of customer research, a model home program is under way and adjustable speed drives for customer motor loads are being used at a steel company and at an extrusion process plant. West Penn participated in 1998 in the Pennsylvania Electric Energy Research Council (PEERC). PEERC was formed in 1987 as a partnership of Pennsylvania-based electric utilities and the State of Pennsylvania to promote technological advancements related to the electric utility industry.

      In 1998, the Operating Subsidiaries made research grants
to   regional  colleges  and  universities  to  encourage  the
development of technical resources related to current and future utility problems and to conduct research. A grant was provided to West Virginia University to evaluate the effect of Distributed Resources on feeders and for customer uses.


               CAPITAL REQUIREMENTS AND FINANCING

      Construction expenditures by the Regulated Subsidiaries in 1998 amounted to $229.4 million. Construction expenditures for 1999 and 2000 are expected to aggregate $280.1 million and $283.6 million, respectively. Construction expenditures by AYP Capital, the wholly owned nonutility (unregulated) subsidiary of AE, in 1998 amounted to $1.8 million and for 1999 and 2000 are expected to aggregate $34.9 million and $10.6 million, respectively. The 1999 and 2000 estimated regulated expenditures include $10.6 million and $55.7 million, respectively, to cover the costs of compliance with the CAAA. Expenditures to cover the costs of compliance with the CAAA and other environmental requirements have been and are likely to continue to be significant. Additionally, new environmental initiatives (See ITEM 1. ENVIRONMENTAL MATTERS) may substantially increase Allegheny's construction requirements as early as 2000.

     On October 27, 1998, the EPA finalized rules for reducing ground level ozone. The EPA is requiring 22 states and the District of Columbia to submit state implementation plans
(SIPs) that address the regional transport of ozone. All of the states served by Allegheny are required to submit the SIP call. The intent of the SIP call is to reduce NOx emissions from power plants, on average, to 0.15 pounds of NOx per million BTU (MBTU). Although Allegheny has joined with other parties to contest the EPA's actions in court, it is also formulating plans to comply by making modifications to existing generating units. The cost to comply will be about $360 million of capital investments, to be spent during the 1999-2003 period. Of this amount, about $50 million was already scheduled to be spent, so an additional $310 million of capital will be required. Under the EPA's plan, Allegheny would be required to reduce emissions to the 0.15 pounds per MBTU requirement by May 2003.

                    Construction Expenditures


                                             1998       1999      2000

                                                 Millions of Dollars
                                             (Actual)       (Estimated)
Monongahela
Generation                                 $  25.5    $  26.1     $  26.9
Transmission                                   7.6       11.2         4.6
Distribution                                  39.7       38.4        47.7
Total*                                     $  72.8     $ 75.7     $  79.2

Potomac Edison
Generation                                 $  15.4     $  31.2    $  29.9
Transmission                                   0.9         2.1       13.8
Distribution                                  44.2        52.3       54.4
  Total*                                   $  60.5     $  85.6    $  98.1

West Penn
Generation                                 $  34.2     $  58.8    $  54.8
Transmission                                  10.2         2.3        4.2
Distribution                                  49.2        54.2       46.3
Other                                          2.4         3.4         .7
  Total*                                   $  96.0     $ 118.7    $ 106.0


AGC & APSC                                 $    .1     $   0.1    $   0.3

Total Construction Expenditures,           $ 229.4     $ 280.1    $ 283.6
  Regulated

Nonutility                                 $   1.8     $   34.9   $  10.6

Total Construction Expenditures            $ 231.2**   $ 315.0**  $ 294.2**


  *Includes  allowance  for funds used  during  construction
   (AFUDC), or capitalized interest in the case of the generation business of West Penn, for 1998, 1999, and 2000 of: Monongahela $1.0, $1.7, and $1.3; Potomac Edison $1.6, $1.8, and $1.5; and West Penn $2.4, $3.5, and $2.7.

 **Includes amounts for projects connected with Allegheny's corporate restructuring of $17.9, $5.9, and $0.0 for 1998, 1999, and 2000, respectively.

       These capital expenditures include major projects at existing generating stations, upgrading distribution lines and substations, and the strengthening of the transmission and subtransmission systems.

      On a collective basis for the Regulated Subsidiaries, expenditures for 1998, 1999, and 2000 include $12.8 million, $62.8 million, and $84.9 million, respectively, for construction of currently mandated environmental control technology. Outages for construction, CAAA compliance, and other environmental work is, and will continue to be, coordinated with other planned outages, where possible.

      Allegheny continues to study ways to reduce and meet existing regulated customer generation service demand and future increases in that demand, including demand-side management programs; new and efficient electric technologies; construction of various types and sizes of generating units; increasing the efficiency and availability of Allegheny generating facilities; reducing internal electrical use and transmission and distribution losses; and acquisition of energy and capacity from third-party suppliers. The advent of retail choice of generation service supplier is expected to have a significant effect on regulated generation service load growth and the Operating Subsidiaries' obligation to meet such load growth.

      Current forecasts, which reflect demand-side management efforts and other considerations and assume normal weather conditions, project average annual winter and summer peak load growth rates for the regulated load of Monongahela and Potomac Edison and the provider of last resort load of West Penn of 0.7% and 0.6%, respectively, in the period 1999-2009. Competition for existing loads can have a substantial effect on those projections. It is anticipated that existing resources, purchased power arrangements, reactivation of existing capacity, and/or the acquisition of capacity will be sufficient for Allegheny's future needs.

       In connection with its construction and demand-side management programs, Allegheny must make estimates of the availability and cost of capital as well as the future demands of its customers that are necessarily subject to regional, national, and international developments, changing business conditions, and other factors. The construction of facilities and their cost are affected by laws and regulations; lead times in manufacturing; availability of labor, materials and supplies; inflation; interest rates; and licensing, rate, environmental, and other proceedings before regulatory authorities. Decisions regarding construction of facilities must now also take into account retail competition. As a result, future plans of Allegheny are subject to continuing review and substantial change.

                       Financing Programs

      The Regulated Subsidiaries have financed their construction programs through internally generated funds, first mortgage bonds, debentures, medium-term notes, subordinated debt and preferred stock issues, pollution control and solid waste disposal notes, installment loans, long-term lease arrangements, equity investments by AE (or, in the case of AGC, by the Operating Subsidiaries), and, where necessary, interim short-term debt. The future ability of the Regulated Subsidiaries to finance their construction programs by these means  depends  on
many factors, including effects of competition and creditworthiness, and adequate revenues to produce satisfactory internally generated funds and return on the common equity portion of the Regulated Subsidiaries' capital structures and to support their issuance of senior and other securities. AE obtains funds for equity investments in its subsidiaries through retained earnings and the issuance and sale of its common stock publicly.

      Beginning in the third quarter of 1997, AE began buying shares in the open market for its Dividend Reinvestment and Stock Purchase Plan, its Employee Stock Ownership and Savings Plan, and in 1998 AE began buying shares in the open market for the Performance Share Plan.

      In February 1998, Monongahela, Potomac Edison and West Penn issued $17.5 million, $30 million, and $45 million, respectively, of 9-year and 14-year Pollution Control Revenue Notes to
Pleasants County, West Virginia. Pleasants County, in turn, issued $92.5 million of 9-year and 14-year Pollution Control Revenue Bonds with interest rates ranging from 4.70% to 5.05% to refund $92.5 million of three series due in 2007 and 2012, with rates ranging from 6.125% to 6.375%.

      In March 1998, Monongahela, Potomac Edison and West Penn issued $6.06 million, $3.2 million and $14.435 million, respectively, in 4-year, 9-year, and 14-year Pollution Control Revenue Notes to Greene County, Pennsylvania. Greene County, in turn, issued $23.695 million of 4-year, 9-year, and 14-year Pollution Control Revenue Bonds with interest rates ranging from 4.35% to 5.10% to refund $23.695 million of three series due in 2002, 2007, and 2012, with rates ranging from 6.1% to 6.4%.

     Also in March 1998, Monongahela issued $19.1 million in 4.5% 5-year Pollution Control Revenue Notes to Marion, Pleasants, and Preston Counties, West Virginia. These counties, in turn, issued $19.1 million of 5-year Pollution Control Revenue Bonds to pay at maturity $19.1 million of three series, with rates of 6.875%.

      In September 1998, Monongahela and West Penn issued an aggregate of $77.025 million of unsecured medium-term notes at interest rates ranging from 5.56% to 5.71%. Monongahela issued five-year unsecured medium-term notes totaling $43.475 million at interest rates ranging from 5.56% to 5.71%. West Penn issued four-year unsecured medium-term notes totaling $33.55 million at interest rates of 5.56% and 5.66%.

      In June and October 1998, Monongahela and Potomac Edison redeemed an aggregate $115 million of First Mortgage Bonds. Monongahela exercised its right of optional redemption in June 1998 to redeem its $65 million, 8.5% Series, prior to maturity. Potomac Edison exercised its right of optional redemption in October 1998 to redeem its $50 million 8-7/8% Series, prior to maturity.

      During 1998, the rate for West Penn's 400,000 shares of market auction preferred stock, par value $100 per share, reset approximately every 90 days at 3.95%, 4.084%, 4.019%, and 4.12%.
The rate set at auction on January 14, 1999, was 3.55%.

     At December 31, 1998, short-term debt was outstanding in the following amounts: AE $258.8 million, AGC $66.8 million, Monongahela $49.0 million, and West Penn $65.1 million. At December 31, 1998, Potomac Edison had $76.1 million invested.

      The Regulated Subsidiaries' ratios of earnings to fixed charges for the year ended December 31, 1998, were as follows:
Monongahela, 4.40; Potomac Edison, 4.09; West Penn, excluding the effect of the extraordinary charge, 3.52; and AGC, 3.41.

       Allegheny's consolidated capitalization ratios as of December 31, 1998, were: common equity, 46.4%; preferred stock, 3.9%; and long-term debt, 49.7%, including Quarterly Income Debt Securities (3.5%). AE's long-term objective is to maintain the common equity portion above 46%.

      During  1999,  Monongahela, Potomac Edison, and  West  Penn
anticipate   meeting   their  capital  requirements   through   a
combination of internally generated funds, cash on hand, and short-term borrowing as necessary.

      However, due to the restructuring of electric generation by Pennsylvania, a special-purpose subsidiary of West Penn is expected to issue up to $670 million of bonds to securitize transition costs related to West Penn's restructuring settlement, which West Penn may use to reduce its capitalization.


                           FUEL SUPPLY

     Allegheny stations burned approximately 17.5 million tons of coal in 1998. Of that amount, 88% was either cleaned (5.8 million tons) or used in stations equipped with scrubbers (9.6 million tons). The use of desulfurization equipment and the cleaning and blending of coal make burning local higher-sulfur coal practical. In 1998, almost 100% of the coal received at Allegheny-operated stations came from mines in West Virginia, Pennsylvania, Maryland, and Ohio. Allegheny does not mine or clean any coal. All raw, clean, or washed coal is purchased from various suppliers as necessary to meet station requirements.

       Long-term arrangements are in effect to provide for approximately 14.3 million tons of coal in 1999. The Operating Subsidiaries will depend on short-term arrangements and spot purchases for their remaining requirements. Through the year 2001, the total coal requirements of present Allegheny-operated stations are expected to be met with coal acquired under existing contracts or from known suppliers.

      For each of the years 1994 through 1997, the average cost per ton of coal burned was $35.88, $32.68, $32.25, and $32.66, respectively. For the year 1998, the cost per ton decreased to $32.26.

      Long-term arrangements, subject to price change, are in effect and will provide for the lime requirements of scrubbers at Allegheny's scrubbed stations.

     In addition to using ash in various power plant applications such as scrubber by-product stabilization at Harrison and Mitchell Power Stations, the Operating Subsidiaries continue their efforts to market coal combustion by-products for beneficial uses and thereby reduce landfill requirements. (See a discussion of research projects in ITEM 1. RESEARCH AND DEVELOPMENT.) In 1998, the Operating Subsidiaries received approximately $708,419 from the sale of 1,743,918 tons of fly ash and 387,769 tons of bottom ash for various uses, including cement replacement, mine grouting, oil well grouting, soil extenders, anti-skid material, and grit blast material.

     In 1998, the Operating Subsidiaries signed an agreement with wallboard manufacturers to supply a minimum of 600,000 tons of synthetic gypsum for use in making wallboard. The Operating Subsidiaries will break ground in early 1999 to construct a processing plant which will convert the Pleasants Power Station flue gas desulfurization by-product into a commercial grade synthetic gypsum for use in manufacturing wallboard. This will reduce the amount of by-product going to landfill.

      The Operating Subsidiaries own coal reserves estimated to contain about 125 million tons of higher sulfur coal recoverable by deep mining. There are no present plans to mine these reserves and, in view of economic conditions now prevailing in the coal market, the Operating Subsidiaries plan to hold the reserves as a long-term resource.


                          RATE MATTERS

      On November 19, 1998, the Pennsylvania PUC approved an agreement between West Penn and intervenors in West Penn's restructuring proceedings related to legislation in Pennsylvania to provide customer choice of electric supplier and deregulate electricity generation. (See Notes B and C to the Consolidated Financial Statements for details of the settlement agreement and other information about the deregulation process.)

      Under the Customer Choice Act, all utilities were provided an opportunity to recover their transition (or stranded) costs. The determination of transition costs relied heavily on projections of future market prices of electricity. West Penn's transition cost recovery claim of $1.2 billion was the subject of significant disagreement and debate by intervenors in the restructuring proceedings, as were the transition cost claims of the other Pennsylvania utilities.

       Under the settlement agreement, West Penn has been authorized to recover $670 million ($630 million if the DQE merger is consummated) of transition costs, plus a return over a ten-year period, and to record most of the income therefrom in the earlier years of the transition period when electricity market prices are assumed to be lowest. Additionally, West Penn has written off as an extraordinary item in 1998 about $467 million ($275.4 after taxes) of costs which it deemed not recoverable under the deregulation process. Of this amount, $451 million ($265.4 million after taxes) was recorded in the second quarter and $16 million ($10 million after taxes) was recorded in the fourth quarter. The settlement also provides for a rate refund from 1998 revenue (about $25 million) via a 2.5% rate decrease throughout 1999, capped rate provisions and authorization to issue bonds to securitize up to $670 million in transition costs.

      Under the terms of the settlement agreement, two-thirds of West Penn's customers were permitted to choose an alternate electric supplier beginning in January 1999. All West Penn customers can do so beginning in January 2000. (West Penn customers represent about 45% of Allegheny's electricity supply business.) They can choose to remain as a West Penn customer at West Penn's capped generation rates or to alternate back and forth. Under the law, all electric utilities, including West Penn, retain the responsibility of electricity provider of last resort (PLR) to all customers in their respective franchise territories that do not choose an alternate supplier.

      Beginning  in  1999, in Pennsylvania, electric  supply  and electric delivery will be two separate businesses. The transmission and distribution business will be under traditional regulated rate making, and the electric supply business will be deregulated with pricing determined by the market place. The transmission and distribution business will have the PLR responsibility and will generally obtain its electric supply from the market primarily by bidding, including bids from the affiliated supply business.

     The settlement agreement permits the transfer of West Penn's generation assets to the unregulated supply business at West Penn's book values. The new, unregulated supply business will be free to sell, subject to a code of conduct, West Penn's deregulated generation capacity and energy in the open wholesale and retail markets, except that it is not permitted to sell at retail, except under certain conditions, in West Penn's franchise territory through the year 2003.

      Current electric supply prices are below the level required to produce results of operations equal to that obtained in the regulated environment in part because, in Allegheny's opinion, of abundant generation from other states, as well as in Pennsylvania, to supply the deregulated market of Pennsylvania. Allegheny believes that the utilities in states that are not yet deregulated may now be selling and may continue to sell electricity into Pennsylvania on average at a cost which is lower than their total cost since their fixed costs are recovered from franchise customers in their home state territories.

      The Pennsylvania PUC's projections of electricity market prices recognized this possibility, among others, and accordingly assumed depressed prices in the earlier years of the transition process from regulation to deregulation. The projections further assumed that prices would increase in later years due to increasing demand from deregulation in other states and normal increases in customer demand, particularly because of competition.

      As stated above, West Penn made a filing concerning its transition cost requirements in Pennsylvania based on its early 1997 projection of market prices. The Pennsylvania PUC issued an order on May 29, 1998, to West Penn, as well as orders to all other Pennsylvania electric utilities in 1998, based on alternative projections. Current prices, which West Penn believes are being influenced, among other things, by price volatility in the summer of

1998, are equal to and in some  cases
slightly higher than the projections adopted by the Pennsylvania PUC in its deregulation orders issued to West Penn and other utilities in Pennsylvania. If the Pennsylvania PUC's projections are correct, West Penn believes that the transition costs provided will be sufficient to permit it to recover its embedded costs, with a return, during the transition from regulation to deregulation of electricity generation.

       The forward-looking statements above are provided to describe Allegheny's plans and its reasoning for actions taken. Of necessity, its plans are based on assessments of future events. There can be no assurance that actual results will not materially differ from those presented. (For a discussion of West Penn's restructuring plan, see ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Significant Continuing Issues - Electric Energy Competition and Notes B and C to the Consolidated Financial Statements in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.)

      After substantial negotiations, Potomac Edison reached a settlement agreement with various parties on the Office of People's Counsel's (OPC) petition for a reduction in Potomac Edison's Maryland rates. The agreement, which includes recognition and dollar-for-dollar recovery of costs to be incurred from the Warrior Run PURPA project, was filed with the Maryland PSC on July 30, 1998, and approved by that Commission on October 27, 1998. Rates to each customer class were approved by the Maryland PSC on December 22, 1998. Under the terms of the agreement, Potomac Edison will increase its rates about 4% ($13 million) in each of the years 1999, 2000, and 2001 (a $39 million annual effect in 2001). The increases are designed to recover additional costs of about $131 million, over the period 1999-2001, for capacity purchases from the Warrior Run generation project net of alleged overearnings of $52 million for the same period absent these adjustments. The net effect of these changes over the 1999-2001 time frame results in a pre-tax income reduction of $12 million in 1999, $18 million in 2000, and $22 million in 2001. In the event the merger with DQE is consummated, an additional rate reduction of $4.4 million annually will occur, based upon expected synergy savings. In addition, the settlement requires that Potomac Edison share, on a 50% customer, 50% shareholder basis, earnings above a threshold return on equity (ROE) level of 11.4% for 1999-2001. This sharing will occur through an after-the-fact true-up conducted after each calendar year is completed. Warrior Run is a cogeneration project being built by AES Enterprise, a non-affiliated PURPA developer, in western Maryland. Potomac Edison is required to purchase the project's energy at above-market prices pursuant to the requirements of the federal PURPA law.

      As required by the Maryland PSC, Potomac Edison, on July 1, 1998, filed testimony in Maryland's investigation into transition costs, price protection, and unbundled rates. The filing also requested a surcharge to recover the cost of the Warrior Run cogeneration project, which is scheduled to commence production on  October  1, 1999.  Hearings are scheduled to begin  in  April
1999.   A  second  Maryland PSC proceeding is  planned  to  begin
examining market power protective measures in December 1999. Under the Maryland PSC's current timetable, and assuming the
necessary  legislation  is  passed,  one-third  of  the   state's
electricity  customers would be able to
choose their electricity supplier beginning in July 2000, and all customers would have choice by mid-2002.

           The West Virginia PSC, the Ohio PUC, and the Virginia SCC began or continued investigations during 1998 regarding the restructuring of and competition in the electric utility industry. (See ITEM 1. BUSINESS - Competition for a description of these activities.)

      On September 23, 1998, the Maryland PSC accepted the recommendations of Potomac Edison and its Collaborative Partners to phase out three demand-side management (DSM) programs in Maryland. Potomac Edison reexamined the cost-effectiveness of the programs, and removed the savings associated with production capacity and energy beginning in the year 2000, which is the proposed start date for competition in Maryland. The analysis indicated that the current programs are no longer cost-effective. As a result, these programs will be terminated by December 1999. Since 1993, Potomac Edison has spent $20 million to help customers install energy-saving measures in their homes and businesses through these programs. During 1998, Potomac Edison expended $966,855 on program costs and rebates. These costs are recoverable through a Commission-approved energy conservation surcharge.

      In 1997, the Maryland PSC instituted a proceeding to investigate the effect of the proposed AE and DQE merger on Potomac Edison's Maryland customers and operations. The Maryland PSC approved a settlement agreement in this case on March 28, 1998. Upon merger consummation, Maryland retail rates will be reduced by $4.4 million annually to reflect a portion of expected synergy savings.

      Potomac Edison and the Virginia Commission Staff entered into discussions which resulted in a settlement agreement of Potomac Edison's Annual Informational Filing (AIF) which the Virginia SCC approved August 7, 1998. Effective September 1, 1998, Potomac Edison reduced base rates by $2.5 million and wrote off $2.3 million of restructuring costs which had been deferred for ratemaking purposes only, and $0.5 of loss on reacquired debt. The return on equity (ROE) range was maintained at 11-12% with the computed ROE, after adjustments, of 11.4%. Potomac Edison agreed to file a full AIF for calendar year 1998 by March 31, 1999, with an earnings test. In the event Potomac Edison is in an over-earning position at that time, its rates will immediately become interim.

       Currently, all state regulatory jurisdictions except Pennsylvania and the FERC use fuel clause procedures to recognize changes in fuel and other energy costs in rates. These procedures use an expedited proceeding which permits energy costs to be adjusted on a more timely basis than other costs. Differences between revenues received for energy costs and actual energy costs are deferred until the next proceeding when energy rates are adjusted to return or recover previous overrecoveries or underrecoveries, respectively. This procedure minimizes the effect on net income associated with changes in energy costs.

      On June 30, 1998, the West Virginia PSC issued an order in the annual Expanded Net Energy Cost proceedings under which Monongahela and Potomac Edison received annual increases of $8.9 million and $1.0 million,
respectively.   The  increases  were primarily  due  to fuel cost
increases and  to the  removal  of  a credit,   which   had  been
 refunding to customers a prior overrecovery of fuel costs. The new rates became effective July 1, 1998.

      Fuel proceedings before the Ohio PUC require a mid-term filing, financial audit, management performance audit, and an annual filing. The Ohio PUC approved a stipulated agreement for Monongahela on January 21, 1999, which granted a decrease of $1.4 million. The new rate was effective February 3, 1999.

      On January 15, 1998, Potomac Edison filed with the Virginia SCC for an annual increase in fuel rates of $2.1 million to become effective March 9, 1998. The increase was primarily due to the need to collect prior underrecovery of fuel costs and a small increase in fuel costs. On February 25, 1998, the Virginia SCC approved the increase. On January 15, 1999, Potomac Edison filed for an annual decrease in fuel rates of $2.2 million to become effective March 9, 1999. The decrease is primarily due to the refunding of a prior overrecovery of fuel costs, coupled with a small decrease in projected energy costs. On February 25, 1999, the Virginia SCC approved the decrease.

      AGC's rates are set by a formula filed with and previously accepted by the FERC. The only component that can change is the ROE. Pursuant to a settlement agreement filed April 4, 1996, with the FERC, AGC's ROE was set at 11% for 1996 and will continue until the time any affected party requests a change. No party has requested any change.


                      ENVIRONMENTAL MATTERS

      The operations of the Allegheny-owned facilities, including generating stations, are subject to regulation as to air and water quality, hazardous and solid waste disposal, and other environmental matters by various federal, state, and local authorities. That portion of Fort Martin Unit 1 (50%) owned by AYP Energy is subject to the same environmental regulations as other units owned by the Operating Subsidiaries. Compliance strategies, compliance assurance, permitting, compliance costs, allowance allocation, etc., for this unit are closely coordinated with AYP Capital.

      Meeting known environmental standards is estimated to cost the Operating Subsidiaries about $260 million in construction expenditures over the next three years. Additional legislation or regulatory control requirements have been proposed and, if enacted, will require modifying, supplementing, or replacing equipment at existing stations at substantial additional cost.


                          Air Standards

       Allegheny currently meets applicable standards as to particulate and opacity at its power stations through high-efficiency electrostatic precipitators, cleaned coal, flue-gas conditioning, and, at times, reduction of output. From time to time, minor excursions of opacity, normal to fossil

                               32
fuel operations,   are  experienced  and  are  accommodated by the
regulatory process.

      Allegheny meets current emission standards as to sulphur dioxide (SO2) by the use of scrubbers, the burning of low-sulfur coal, the purchase of cleaned coal to lower the sulfur content, and the blending of low-sulfur with higher sulfur coal.

      The CAAA, among other things, requires an annual reduction in total utility emissions within the United States of 10 million tons of SO2 and two million tons of NOx from 1980 emission levels, to be completed in two phases, Phase I and Phase II. Five coal-fired Allegheny plants are affected in Phase I, and the remaining plants will be affected in Phase II. Installation of scrubbers at the Harrison Power Station was the strategy undertaken by Allegheny to meet the required SO2 emission reductions for Phase I (1995-1999). Allegheny estimates that its banked emission allowances will allow it to comply with Phase II SO2 limits through 2005. Studies to evaluate cost-effective options to comply with Phase II SO2 limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing. It is expected that burner modifications at most of the Allegheny-operated stations will satisfy the NOx emission reduction requirements for the acid rain (Title IV) provisions of the CAAA. Additional NOx reductions are being mandated in Maryland, Pennsylvania, and West Virginia for ozone nonattainment (Title I) reasons. Continuous emission monitoring equipment has been installed on all Phase I and Phase II units.

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

      Pursuant to an option in the CAAA, Allegheny chose to treat eight Phase II boilers as Phase-I-affected units (Substitution Units) for calendar year 1998. The status of all substitution units is evaluated on an annual basis to ascertain the financial benefits of retaining these units as Phase I-affected units. As a result of being Phase I-affected, these Substitution Units are required to comply with the Phase I SO2 limits for each year that they are accorded substitution status by Allegheny.

      Title  I of the CAAA established an Ozone Transport  Region
(OTR) consisting of the District of Columbia, the northern part of Virginia, and 11 northeastern states including Maryland and Pennsylvania. Sources within the

OTR will be required  to  reduce
NOx emissions, a precursor of ozone, to a level conducive to attainment of the ozone National Ambient Air Quality Standard (NAAQS). The installation of Reasonably Available Control Technology (RACT) (overfire air equipment and/or low NOx burners) at all Pennsylvania and Maryland stations has been completed. The installation of RACT satisfies both Title I and Title IV NOx reduction requirements.

      Title I of the CAAA also established an Ozone Transport Commission (OTC), which has determined that utilities within the OTR will be required to make additional NOx reductions beyond RACT in order for the OTR to meet the ozone NAAQS. Under terms of a Memorandum of Understanding (MOU) among the OTR states, Allegheny-operated stations located in Maryland and Pennsylvania are required to reduce NOx emissions by approximately 55% from the 1990 baseline emissions, with a compliance date of May 1999. RACT controls installed in Allegheny's Maryland and Pennsylvania generating plants are expected to meet the 55% reduction requirement through the year 2002. Further reductions of 75% from the 1990 baseline may be required by May 2003 under Phase III of the MOU. However, the MOU Phase III NOx reductions will most likely be suspended by the EPA's NOx SIP call as discussed below. Pennsylvania promulgated regulations to implement Phase II of the MOU in November 1997. Maryland promulgated regulations to implement Phase II of the MOU in May 1998.

      During 1995, the Environmental Council of States and the U.S. Environmental Protection Agency (EPA) established the Ozone Transport Assessment Group (OTAG) to develop recommendations for the regional control of NOx and Volatile Organic Compounds in 37 states east of and bordering the west bank of the Mississippi River plus Texas. OTAG issued its final report in June 1997 that recommended EPA consider a range of utility NOx controls between existing Clean Air Act (Title IV) controls and the less stringent of 85% reduction from the 1990 emission rate or 0.15 lb/mmBtu. According to OTAG recommendations, the states would have the opportunity to conduct additional local and subregional modeling in order to develop and propose appropriate levels and timing of controls. The EPA initiated the regulatory process to adopt the OTAG recommendations with a proposed SIP call issued October 1998. The EPA NOx SIP call requires the equivalent of a uniform
0.15 lb/mmBtu emission rate throughout a 22-state region, including Maryland, Pennsylvania, and West Virginia, without the benefit of the OTAG recommended additional subregional modeling evaluation. Implementation of controls will be required by summer 2003. States are required to develop and submit implementing regulations to the EPA by September 1999.
Allegheny's compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations, with a total capital cost of approximately $360 million.

      In August 1997, eight northeastern states filed Section 126 petitions with the EPA requesting the immediate imposition of up to an 85% NOx reduction from utilities located in the Midwest and Southeast (West Virginia included). The petitions claim NOx emissions from these upwind sources are preventing their attainment of the ozone standard. In December 1997, the petitioning states and EPA signed a Memorandum of Agreement to address these petitions in conjunction with the OTAG-related SIP call mentioned above. In October 1998, the EPA proposed approval of the petitions. However, the EPA has stated its belief that implementation of the NOx SIP call will alleviate the need to grant the petitions. EPA intends to issue a final rule by April 1999.

     The EPA is required by law to regularly review the NAAQS for criteria pollutants. Recent court orders in litigation by the American Lung Association have expedited these reviews. The EPA in 1996 decided not to revise the SO2 and NOx standards. Revisions to particulate matter and ozone standards were promulgated by the EPA in July 1997. State attainment plans to meet the revised standards will not be developed for several years. Also, in July 1997, EPA proposed regional haze regulations to improve visibility in Class I federal areas (natural parks and wilderness areas). If finalized, subsequent state regulations could require additional reduction of SO2 and/or NOx emissions from Allegheny facilities. The effect on Allegheny of revision to any of these standards or regulations is unknown at this time, but could be substantial.

      The  final outcome of the revised ambient standards,  Phase
III  of  the MOU, SIP calls, and Section 126 petitions cannot  be
determined   at   this  time.   All  are  being  challenged   via
rulemaking, petition, and/or litigation.

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

      Under an EPA-approved consent order with Pennsylvania, West Penn completed construction of a GEP stack at the Armstrong Power Station in 1982 at a cost of more than $13 million with the expectation that EPA's reclassification of Armstrong County to "attainment status" under NAAQS for SO2 would follow. As a result of the 1985 revision of its stack height rules, EPA refused to reclassify the area to attainment status. Subsequently, West Penn filed an appeal with the U.S. Court of Appeals for the Third Circuit for review of that decision as well as a petition for reconsideration with EPA. In 1988, the Court dismissed West Penn's appeal, stating it could not decide the case while West Penn's request for reconsideration before EPA was pending. West Penn cannot predict the outcome of this proceeding.

      In March 1998, the EPA released its Utility Air Toxics Report to Congress. The report itself does not recommend regulatory controls. However, the EPA is expected to make a recommendation on regulatory controls by December 2000. The EPA has identified mercury emissions as requiring further research and  monitoring  because  of  the potential  concern  for  public
health.   While  it  appears that EPA wants  to  control  utility
mercury
emissions,   it   currently   lacks   the    technical
justification. In late November 1998, the EPA issued a mercury data collection request that requires utilities to sample and analyze coal shipments for mercury and chlorine throughout 1999. In addition, some plants may be required to conduct stack testing to determine the effectiveness of existing particulate and SO2 control equipment in the reduction of mercury emissions.


                         Water Standards

      Under the National Pollutant Discharge Elimination System (NPDES), permits for all of Allegheny's stations and disposal sites are in place. However, NPDES permit renewals for several West Virginia and Pennsylvania disposal sites contain what Allegheny believes are overly stringent discharge limitations. Allegheny, in cooperation with the states and EPA, has developed alternate water quality criteria which, if approved by the agencies, will result in less stringent permit limits. If their criteria are not approved, installation of wastewater treatment facilities may become necessary. The cost of such facilities, if required, cannot be predicted at this time.

      As the result of a lawsuit by environmental groups, the EPA and WVDEP, on October 27, 1997, proposed total maximum daily loads (TMDLs) for the Blackwater River and South Fork of the Potomac River and five of its tributaries. This is the first of 44 court-ordered waste load allocations for West Virginia to be issued over six years which will, when implemented, reduce the amount of pollutants that can be discharged into rivers that do not meet water quality standards. The final Blackwater TMDL allows the existing waste loads to continue but eliminates unused waste load allocations, including those owned by Allegheny, thereby precluding further development in the area. Because of the precedent setting nature of the Blackwater TMDL, Allegheny and others have challenged the TMDL before the West Virginia Environmental Quality Board. Environmental groups have also filed lawsuits in a number of other states, including Pennsylvania and Maryland, which will, when settled, force these states and the EPA to develop and implement wastewater discharge restrictions. The direct result of these actions will be further reductions in the amount of pollutants that can be discharged by certain company-owned power stations which are located on rivers whose water quality does not meet standards. Indirectly, the TMDL process can adversely affect the region's economy and therefore the financial performance of Allegheny by limiting economic development and curtailing the wastewater discharges of existing industrial customers in certain areas. The total implications of the pending waste load allocations will not be known until the agencies develop and implement TMDLs in specific watersheds.

      The Pennsylvania Land Recycling Act, adopted in 1996, and the West Virginia Voluntary Cleanup Act, adopted in 1997, allow for the development and application of site-specific, risk-based groundwater cleanup standards to both abandoned and active industrial sites. The intent is to encourage the reuse of abandoned but contaminated industrial sites and to allow for continual operation of industrial sites whose operation began before groundwater protection statutes were in place -- as long as it can be demonstrated by the owner/operator that there is little or no risk to human health or  the  environment.  The
implementing regulations provide for reasonable and cost-effective groundwater cleanup of Allegheny facilities should it become necessary and will encourage economic development in Allegheny's service territories in Pennsylvania and West Virginia.


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

     Allegheny is in a continual process of either permitting new or re-permitting existing disposal capacity to meet future disposal needs. All disposal areas are currently operated to be in compliance with their permits.

     Allegheny continues to actively pursue, with PADEP and WVDEP encouragement, ash utilization projects such as deep mine injection for subsidence and water quality improvement, structural fills for highway and building construction, and soil enhancement for surface mine reclamation. The Operating Subsidiaries will break ground in early 1999 to construct a processing plant which will convert the Pleasants Power Station flue gas desulfurization by-product into a commercial grade synthetic gypsum for use in manufacturing wallboard.

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


                  Toxic Release Inventory (TRI)

     On Earth Day 1997, President Clinton announced the expansion of TRI to include electric utilities, limited to facilities that combust coal and/or oil for the purpose of generating power for distribution in commerce. The purpose of TRI is to provide site-specific information on chemical releases to the air, land, and water. The first TRI report is due on July 1, 1999, for calendar year 1998. The reports will be filed with EPA and made available through publication of the reported information and posting on the

 Internet. Allegheny is actively working on a communications plan to proactively educate employees and the community on the TRI program and the amounts of reportable chemicals released by Allegheny.


                      Global Climate Change

       Climate change is alleged to be the result of the atmospheric accumulation of certain gases collectively referred to as GHG, the most significant of which is carbon dioxide (CO2). Human activities, including combustion of fossil fuels, are alleged to be responsible for this accumulation of GHG. The Clinton Administration has signed an international treaty called the Kyoto Protocol, which will require the U.S. to reduce emissions of GHG by 7% from 1990 levels in the 2008-2012 time period. The U.S. Senate must ratify the Kyoto Protocol before it enters into force, as must other nations subject to the treaty's provisions. The Senate passed a resolution in 1997 (S.R. 98) by a vote of 95-0 that placed two conditions on entering into any international climate change treaty. First, any treaty must include all nations, and, second, any treaty must not cause serious harm to the U.S. economy. The Kyoto Protocol does not appear to satisfy either of these conditions and, therefore, the Clinton Administration has withheld it from consideration by the Senate. Because coal combustion in power plants produces about 33% of U.S. CO2 emissions, implementation of the Kyoto Protocol would raise considerable uncertainty about the future viability of coal as a fuel source for new and existing power plants.

      If and when the need for reducing greenhouse gas emissions has been identified and scientifically supported, Allegheny believes that a global solution involving all nations and must give credit for preventive actions taken. Allegheny believes precipitous and urgent action under strict limits and timetables will result in severe economic dislocation and is not warranted. Allegheny does believe that appropriate results can be achieved domestically by continuing to build upon the notable progress of existing voluntary programs.

      For these reasons, Allegheny actively participates in a number of groups to address this environmental matter. Allegheny supports research on the climate change issue through EPRI and participates in a number of organizations to help influence policy matters at the domestic and international levels.
Allegheny has also undertaken a program to identify cost-effective and voluntary measures that reduce emissions of GHG in all areas of its business and in other areas, such as forestry, international projects, and emissions trading.

      The Operating Subsidiaries maintain an active climate-related research program and are responsive to the greenhouse gas guidelines suggested in the 1992 National Energy Policy Act. As a result, the Operating Subsidiaries have voluntarily reduced their total annual emissions of GHG by 1,090,501, as described in the latest filing with the Department of Energy.

      The Operating Subsidiaries support EPRI which funds climate research targets at around $7 to $10 million per year and Edison Electric Institute's Climate Challenge Initiative funded at $100,000 per-year; and have committed to invest $3.11 million in an electrotechnology and renewable energy venture capital fund.

      The  Operating Subsidiaries' in-house research program  has
contributed   to   applications  of  new  technology,   operating
efficiencies, reduced electrical losses and pollution emission reductions.

      West Penn recently settled a restructuring plan with the Pennsylvania PUC that included five important climate related issues: 1) Renewable Energy Development, 2) Sustainable Energy Fund ($11,425,721 paid on December 31, 1998), 3) Renewable Energy Pilot Program ($300,000 each year), 4) Energy Cooperative Association of Pennsylvania (contribution of $4 million) and 5) Universal Service and Energy Conservation Program ($8.082 million per year).

      In response to environmental issues over the past 18 years, the Operating Subsidiaries spent over $1.6 billion in capital expenditures and approximately $200 million annually in operations and maintenance and are committed to environmental stewardship and the research needed to provide answers to difficult compliance problems. These actions will mitigate the impact of the Operating Subsidiaries' operations on the environment and ameliorate the global warming problem.


                           REGULATION

      Allegheny is subject to the broad jurisdiction of the SEC under PUHCA. The Regulated Subsidiaries are regulated as to substantially all of their operations by regulatory commissions in the states in which they operate. The Regulated Subsidiaries, West Penn's unregulated generation, and AYP Energy are also regulated as to various aspects of their business by the FERC. In addition, they are subject to numerous other local, state, and federal laws, regulations, and rules.

     In June 1995, the SEC published its report which recommended changes to PUHCA, including a recommendation to Congress to repeal the entire act. Bills have been introduced in the Congress to repeal PUHCA, but have not passed. Allegheny cannot predict what changes, if any, will be made to PUHCA as a result of these activities.

      In 1998, the Operating Subsidiaries continued to take part in and fund various programs to assist low-income customers, customers with special needs, and/or customers experiencing temporary financial hardship.


                            YEAR 2000

      Year 2000 (Y2K) readiness is a top priority. Allegheny has an Executive Task Force, led by a Vice President, that is coordinating the efforts of 24 individual Y2K teams, representing all business and support units in Allegheny. The teams are actively working to investigate, evaluate, and mitigate all critical Y2K concerns.

      The teams have completed their inventory of all critical elements (computer hardware and software, embedded chips and vendors) that may be affected by Y2K and are well into their remediation, testing, and contingency planning efforts. Allegheny's goal is to have most mission critical components and systems Y2K-ready by the first quarter of 1999, and all of them ready by mid-year.

      Allegheny's Y2K teams are involved in contingency planning and are working with other utilities, customers, government agencies, financial institutions, suppliers, and vendors to achieve a cooperative and thorough effort. Allegheny believes its critical equipment will be ready for the Year 2000, but Allegheny must prepare for any contingency. In 1999, Allegheny will participate in two nationwide testing drills.



ITEM 2.   PROPERTIES

      Substantially  all  of  the  properties  of  the  Operating
Subsidiaries are held subject to the lien of the indenture securing each Operating Subsidiary's first mortgage bonds and, in many cases, subject to certain reservations, minor encumbrances, and title defects which do not materially interfere with their use. Some of the Operating Subsidiaries' properties are also subject to a second lien securing certain solid waste disposal and pollution control notes. The indenture under which AGC's unsecured debentures and medium-term notes are issued prohibits AGC, with certain limited exceptions, from incurring or permitting liens to exist on any of its properties or assets unless the debentures and medium-term notes are contemporaneously secured equally and ratably with all other indebtedness secured by such lien. Transmission and distribution lines, in substantial part, some substations and switching stations, and some ancillary facilities at power stations are on lands of others, in some cases by sufferance, but in most instances pursuant to leases, easements, rights-of-way, permits or other arrangements, many of which have not been recorded and some of which are not evidenced by formal grants. In some cases, no examination of titles has been made as to lands on which transmission and distribution lines and substations are located. Each of the Operating Subsidiaries possesses the power of eminent domain with respect to its public utility operations. (See also
ITEM 1. BUSINESS and ALLEGHENY MAP.)


ITEM 3.   LEGAL PROCEEDINGS

     In a letter to AE dated October 5, 1998, DQE stated that it had decided to unilaterally terminate the merger. In response, on October 5, 1998, AE filed a lawsuit in the United States District Court for the Western District of Pennsylvania against DQE for specific performance of the Merger Agreement or, in the alternative, for damages. AE also filed motions for a temporary restraining order and preliminary injunction against DQE. On October 28, 1998, the court denied AE's motions for a temporary restraining order and preliminary injunction. On October 30, 1998, AE appealed the District Court's order to the United States Court of Appeals for the Third Circuit. On March 11, 1999, the U.S. Court of Appeals for the Third Circuit vacated the district court's denial of Allegheny's motion for preliminary injunction, enjoining DQE from taking actions prohibited by the merger agreement. The Circuit Court stated that if DQE breached the Merger Agreement, AE would be entitled to specific performance of the Merger Agreement. The Circuit
Court also stated that AE would be irreparably harmed if DQE took actions that would prevent AE from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

     In the District Court, discovery is ongoing, and AE cannot predict the outcome of this litigation. However, AE believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, AE continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless AE obtains judicial relief requiring DQE to move forward.

      On September 29, 1997, the City of Pittsburgh filed an antitrust and conspiracy lawsuit in the Federal District Court for the Western District of Pennsylvania against AE, West Penn, DQE, and Duquesne. The complaint alleged eight counts, two of which were claimed violations of the antitrust statutes and six were state law claims. The relief sought included a request that the proposed merger between AE and DQE be stopped, and requested unspecified monetary damages relating to alleged collusion between the two companies in their actions dealing with proposals to provide electric service to redevelopment zones in the city. On October 27, 1997, all defendants filed motions to dismiss the complaint. On January 6, 1998, the District Court issued an order which granted the motions to dismiss. On January 14, 1998, the City appealed the order to the United States Court of Appeals for the Third Circuit. On June 12, 1998, the Third Circuit upheld the District Court's order. This matter was subsequently settled.

      On September 7, 1995, MidAtlantic Energy (MidAtlantic) sued Monongahela, Potomac Edison, and AE in state court in Marshall County, W.Va., alleging failure to comply with PURPA regulations in refusing to purchase capacity and energy from a proposed PURPA project and interference with MidAtlantic's contract with the Babcock and Wilcox Company (B and W), among other things. This suit followed an unsuccessful complaint proceeding by MidAtlantic requesting the West Virginia PSC to order Monongahela and Potomac Edison to purchase capacity and energy from the project. The MidAtlantic suit also named B and W as a defendant. MidAtlantic seeks compensatory and punitive damages. Monongahela, Potomac Edison, and AE filed an answer and B and W filed an answer and counterclaim. Monongahela, Potomac Edison, and AE cannot predict the outcome of this litigation.

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

      As of January 19, 1999, Monongahela has been named as a defendant along with multiple other defendants in a total of 7,680 pending asbestos cases involving one or more plaintiffs. Potomac Edison and West Penn have been named as defendants along with multiple other defendants in approximately one-half of those cases. Because these cases are filed in a "shot-gun" format whereby multiple plaintiffs file claims against multiple defendants in the same case, it is presently impossible to determine the actual number of cases in which plaintiffs make claims against the Operating Subsidiaries. However, based upon past experience and available data, it is estimated that about one-third of the total number of cases filed actually involve claims against any or all of the Operating Subsidiaries. All complaints allege that the plaintiffs sustained unspecified injuries resulting from claimed exposure to asbestos in various generating plants and other industrial facilities operated by the various defendants, although all plaintiffs do not claim exposure at facilities operated by all defendants. With very few exceptions, plaintiffs claiming exposure at stations operated by the Operating Subsidiaries were employed by third-party contractors, not the Operating Subsidiaries. Three plaintiffs are known to be either present or former employees of Monongahela. Each plaintiff generally seeks compensatory and punitive damages against all defendants in amounts of up to $1 million and $3 million, respectively; in those cases which include a spousal claim for loss of consortium, damages are generally sought against all defendants in an amount of up to an additional $1 million. A total of 94 cases have been previously settled and/or dismissed against Monongahela for an amount substantially less than the anticipated cost of defense. While the Operating Subsidiaries believe that all of the cases are without merit, they cannot predict the outcome nor are they able to determine whether additional cases will be filed.

      On January 27, 1995, Allegheny filed a declaratory judgment action in the Court of Common Pleas of Westmoreland County, Pa., against its historic comprehensive general liability (CGL) insurers. This suit seeks a declaration that the CGL insurers have a duty to defend and indemnify the Operating Subsidiaries in the asbestos cases, as well as in certain environmental actions. To date, two insurers have settled. However, the final outcome of this proceeding cannot be predicted.

     On March 4, 1994, the Operating Subsidiaries received notice that the EPA had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, with respect to the Jack's Creek/Sitkin Smelting Superfund Site (Site). There
are   approximately   175  other  PRPs  involved.    A   Remedial
Investigation/Feasibility Study (RI/FS) prepared by the EPA originally indicated remedial alternatives which ranged as high as $113 million, to be shared by all responsible parties. A PRP Group consisting of approximately 40 members, and to which the Operating Subsidiaries belong, has been formed and has submitted an addendum to the RI/FS which proposes a substantially less expensive cleanup remedy. In January 1998, this PRP Group has
made  a  good-faith offer to the EPA to settle  this  matter.   A
final   determination  has  not  been  made  for  the   Operating
Subsidiaries' share of the remediation costs based on the amount of materials sent to the site. However, at this time it is estimated that the effect on the Operating Subsidiaries will not be material.

      Potomac Edison received a questionnaire on October 1, 1996, from the EPA concerning a release or threat of release of hazardous substances, pollutants, or contaminants into the environment at the Butler Tunnel Site located in Luzerne County, Pa. Potomac Edison notified the EPA that it has no records or recollection of any business relations with the site  or  any  of the companies identified in the questionnaire. It is not possible to determine at this time what effect, if any, this matter may have on Potomac Edison.

       After protracted litigation concerning the Operating Subsidiaries' application for a license to build a 1,000-MW energy-storage facility near Davis, W.Va., in 1988, the U.S. District Court reversed the U.S. Army Corps of Engineers' (Corps) denial of a dredge and fill permit on the grounds that, among other things, the Operating Subsidiaries were denied an opportunity to review and comment upon written materials and other communications used by the Corps in reaching its decision. As a result, the Court remanded the matter to the Corps for further proceedings. This remand order has been appealed. The Operating Subsidiaries cannot predict the outcome of this proceeding.

      In 1979, National Steel Corporation (National Steel) filed suit against AE and certain subsidiaries in the Circuit Court of Hancock County, W.Va., alleging damages of approximately $7.9 million as a result of an order issued by the West Virginia PSC requiring curtailment of National Steel's use of electric power during the United Mine Workers' strike of 1977-8. A jury verdict in favor of AE and the subsidiaries was rendered in June 1991. National Steel has filed a motion for a new trial, which is still pending before the Circuit Court of Hancock County. AE and the subsidiaries believe the motion is without merit; however, they cannot predict the outcome of this case.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      AE, Monongahela, Potomac Edison, West Penn, and AGC did not submit any matters to a vote of shareholders during the fourth quarter of 1998.

              Executive Officers of the Registrants


The names of the executive officers of each company, their ages as of December 31, 1998, the positions they hold, or held during 1998, and their business experience during the past five years appears below:


                                              Position  (a)  and  Period  of Service
       Name                 Age       AE             MP          PE           WP          AGC


Charles S. Ault              60                                             V.P.
                                                                            (1990-    )


Eileen   M.  Beck            57    Secretary      Secretary    Secretary    Secretary   Secretary
                                   (1988-    )    (1995-    )  (1996-)      (1996-    ) (1982-    )
                                   Previously     Previously,  Previously   Previously
                                   Asst.  Treas.  Asst. Treas. Asst.Sec.    Asst. Sec.
                                   (1979-95)      (1981-95)    (1988-95)    (1988-95)
                                                  Asst. Sec.
                                                  (1988-94)


Regis  F. Binder(b)          46    V.P. & Treas.  Treas.       Treas.       Treas.       Treas.
                                   (12/98-    )   (12/98-    ) (12/98-      (12/98-    ) (2/99-    )



Nancy L.Campbell(c)          59    V.P.           Treasurer    Treasurer    Treasurer    Treasurer
                                   (1994-12/98)   (1995-12/98) (1996-12/98) (1996-12/98) (1988-12/98)
                                   & Treas.                    Previously,               Previously,
                                   (1988-12/98)                Asst.Sec.                 Asst. Sec.
                                                               (1988-96)                 (1988-96)
                                                               Asst. Treas.
                                                               (1988-95)


C. Vernon Estel, Jr.(d)      43                   V.P.
                                                  (1996-10/98)

Richard  J.  Gagliardi       48     V.P.          Asst.   Sec.                            Asst.
                                    (1991-    )   (1990-96)                               Treas.
                                                                                         (1982-96)



James R. Haney(e)            42                   V.P.         V.P.          V.P.
                                                  (1998-    )  (1998-    )   (1998-    )


Thomas  K.  Henderson        58      V.P.         V.P.         V.P.          V.P.         Dir.& V.P.
                                     (1997-    )  (1995-    )  (1995-)       (1985-    )  (1996-    )


Kenneth M. Jones             61      V.P.                                   Dir.& V.P.
                                     (1991-    )                            (1991-2/99)
                                     Previously,
                                     Controllor.
                                     (1991-1998)


Thomas  J.  Kloc             46      V.P. &       Controller   Controller    Controller   Dir.& V.P.
                                     Controlle r  (1996-    )  (1988-   )    (1995-    )  (2/99-    )
                                     (1998-     )                                         Controller
                                                                                          (1988-    )

The names of the executive officers of each company, their ages as of December 31, 1998, the positions they hold, or held during 1998, and their business experience during the past five years appears below:


                                   Position  (a)  and  Period  of Service
       Name                 Age       AE            MP          PE           WP          AGC


James D. Latimer             60                   V.P.        V.P.          V.P.
                                                  (1995-    ) (1995-    )   (1995-    )
                                                              Previously,
                                                              Executive V.P.
                                                              (1994-95)
                                                              V.P.
                                                              (1988-94)


Michael P. Morrell(f)        50      Sr. V.P.     Dir & V.P.   Dir.& V.P.   Dir. & V.P.  Dir.& V.P.
                                     (1996-    )  (1996-    )  (1996-    )  (1996-    )  (1996-   )


Alan J. Noia                 51      Chairman     Chairman     Chairman     Chairman     Chairman,
                                     &   CEO      &  CEO       &  CEO       &   CEO      Pres.& CEO
                                     (1996-    )  (1996-    )  (1996-    )  (1996-    )  (1996-    )
                                     Pres.& Dir.  Dir.         Dir.         Dir.         Dir.& V.P.
                                     (1994-    )  (1994-    )  (1990-)      (1994-    )  (1994-96)
                                     Previously,               Previously,
                                     COO                       Pres.
                                     (1994-96)                 (1990-94)


Karl V. Pfirrmann            50                    V.P.        V.P.          V.P.
                                                   (1996-8/98) (1996-8/98)   (1996-8/98)


Jay  S.  Pifer               61      Sr.  V.P.     Pres.&Dir.  Pres.&Dir.    Pres.
                                     (1996-    )   1995-   )   (1995-    )   (1990-    )
                                                                             & Dir.
                                                                             (1992-    )


Victoria V. Schaff(g)        54      V.P.
                                     (1997-    )


Peter J. Skrgic              57      Sr. V.P.      V.P.        V.P.& Dir.    V.P.        V.P.& Dir.
                                     (1994-     )  (1996-    ) (1990-    )   (1996-    ) (1989-    )
                                     Previously,   & Dir.                    & Dir.
                                     V.P.          (1990-    )               (1990-    )
                                     (1989-94)


Robert R. Winter             55                    V.P.        V.P.          V.P.
                                                   (1987-    ) (1995-    )   (1995-    )




(a)  All officers and directors are elected annually.
(b) Prior to his appointment as Vice President and Treasurer of AE and Treasurer of MP, PE, WPP, and AGC, Mr. Binder was Executive Director, Regulation and Rates for APSC (1997-1998); General Manager, Industrial Marketing for APSC (1996-1997); Director, Rates for APSC (1995-1996); and Assisant Director Rates for APSC (1993-1995).
(c)  Ms. Campbell retired effective December 1, 1998.
(d) Prior to his appointment as Vice President, Mr. Estel was Director, Communications (12/95-4/96), Asst. Director Communications (10/95-12/95), Director, Human Resources (1/95-10/95) and Director, Personnel 12/90-1/95). Mr. Estel resigned as a Vice President in October 1998.

(e) Prior to his appointment as Vice President Customer Operations, Mr. Haney was Executive Director, Operating Business Unit (8/98-10/98); Director, Operations Services (5/96-8/98); Director, Transmission Projects (12/95-5/96); Manager, Construction (APSC) (2/95-12/95); and Division Manager, Monongahela (12/90-2/95).

(f) Prior to joining Allegheny, Mr. Morrell was V.P. - Regulatory and Public Affairs, Jersey Central Power & Light Company (JCP&L) (8/94-4/96); V.P. - Materials Services and Regulatory Affairs, JCP&L (1/93-8/94); and V.P. and Treasurer, GPU, Inc. and Subsidiaries (2/86-1/93).

(g)  Prior to joining Allegheny, Ms. Schaff was a Federal
     Affairs Representative with the Union Electric Company
     (4/88-12/95).


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANTS' COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     AE

     AYE is the trading symbol of the common stock of AE on the New York, Chicago, and Pacific Stock Exchanges. The stock is also traded on the Amsterdam (Netherlands) and other stock exchanges. As of December 31, 1998, there were 48,869 holders of record of AE's common stock.

      The tables below show the dividends paid and the high and low sale prices of the common stock for the periods indicated:

                            1998                          1997
                  Dividend  High      Low       Dividend  High      Low
1st Quarter       43 cents  $33-9/16  $30-1/8   43 cents  $31-5/8   $29-1/8
2nd Quarter       43 cents  34        $27-5/16  43 cents  $30-1/8   $25-1/2
3rd Quarter       43 cents  31-15/16  $26-5/8   43 cents  $30-3/8   $26-5/8
4th  Quarter      43 cents  34-15/16  $29-1/2   43 cents  $32-19/32 $27-1/4

      The high and low prices through March 4, 1999 were $34-l/2 and $28-11/16. The last reported sale on that date was at $31-5/16.

     Monongahela, Potomac Edison, and West Penn. The information required by this Item is not applicable as all the common stock of the Operating Subsidiaries is held by AE.

       AGC.   The  information  required  by  this  Item  is  not
applicable as all the common stock of AGC is held by Monongahela, Potomac Edison, and West Penn.

ITEM 6. SELECTED FINANCIAL DATA

                                Page No.

AE                                D- 1

Monongahela                       D- 4

Potomac Edison                    D- 6

West Penn                         D- 8

AGC                               D-10

                                                        Allegheny Energy, Inc.

Condensed Financial Statements


                                          Monongahela    The Potomac    West Penn         Allegheny
                                          Power          Edison         Power Company     Energy, Inc.
Year ended December 31, 1998              Company        Company        and Subsidiaries  and Subsidiaries
(Thousands of Dollars)

Balance Sheets
Assets
Property, plant, and equipment:
At original cost*                         $2,007,876     $2,249,716      $3,365,784        $8,629,733
Accumulated depreciation                    (883,915)      (926,840)     (1,362,413)       (3,395,603)
                                           1,123,961      1,322,876       2,003,371         5,234,130

Investments in subsidiaries-excess of cost
  over book equity at acquisition                                                              15,077
Cash and temporary cash investments            1,835          1,805           4,523            17,559
Other current assets                         155,776        221,150         245,704           537,524
Regulatory assets                            154,882         66,792         475,776           704,506
Other                                         82,574         89,504         113,695           238,997
          Total                           $1,519,028     $1,702,127      $2,843,069        $6,747,793
*Includes construction work in progress   $   43,657     $   46,353      $   75,725        $  166,330

Capitalization and Liabilities
Common stock, other paid-in capital,
  and retained earnings                   $  570,188     $  762,912       $  732,161       $2,033,889
Preferred stock                               74,000         16,378           79,708          170,086
Long-term debt and QUIDS                     453,917        578,817          837,725        2,179,288
Short-term debt                               49,000                          65,066          258,837
Other current liabilities                     77,561        119,209          235,785          436,375
Unamortized investment credit                 16,155         19,592           42,630          125,396
Deferred income taxes                        242,805        170,349          260,477          842,193
Regulatory liabilities                        15,476         11,233           28,325           80,354
Adverse power purchase commitments                                           538,745          538,745
Other                                         19,926         23,637           22,447           82,630
Total                                     $1,519,028     $1,702,127       $2,843,069       $6,747,793

Statements of Income
Operating revenues                        $  645,122     $  737,494       $1,078,727       $2,576,436
Operating expenses                           533,636        598,698          912,195        2,136,929
Operating income                             111,486        138,796          166,532          439,507
Other income and deductions                    6,425          9,894           11,906            9,733

Income before interest charges, preferred
  dividends, and extraordinary charge, net   117,911        148,690          178,438          449,240
Interest charges and preferred dividends      40,523         48,026           69,214          186,232

Balance for common stock before extraordinary
 charge, net                                  77,388        100,664          109,224          263,008
Extraordinary charge, net                                                   (275,426)        (275,426)
Balance for common stock                  $   77,388     $  100,664       $ (166,202)      $  (12,418)


                                                       Allegheny Energy, Inc.


Consolidated Statistics

Year ended December 31               1998           1997          1996          1995          1994       1993       1988

Summary of Operations (Millions of Dollars)

Operating revenues                   $2,576.4      $2,369.5      $2,327.6      $2,315.2    $2,184.6    $2,050.6    $1,852.6
Operation expense                     1,286.0       1,065.9       1,013.0       1,024.9     1,017.8       927.5       938.5
Maintenance                             217.5         230.6         243.          249.5       241.9       231.2       166.6
Restructuring charges and asset
  write-offs                                                        103.9          23.4         9.2
Depreciation                            270.4         265.7         263.2         256.3       223.9       210.4       165.7
Taxes other than income                 194.6         187.0         185.4         184.7       183.1       178.8       127.5
Taxes on income                         168.4         168.1         128.0         154.2       125.9       128.1       103.7
Allowance for funds used
  during construction                    (5.0)         (8.3)         (5.9)         (8.2)      (19.6)      (21.5)       (4.3)
Interest charges and
  preferred dividends                   189.7         197.2         191.1         196.9       184.1       180.3       155.1
Other income and deductions              (8.2)        (18.0)         (4.4)         (6.2)       (1.5)                   (5.3)
Consolidated income before extraordinary
  charge and cumulative effect of
  accounting change                     263.0         281.3         210.0         239.7       219.8       215.8       205.1
Extraordinary charge, net<a>           (275.4)
Cumulative effect of accounting change,
  Net<b>                                                                                       43.4
Consolidated net (loss) income       $  (12.4)     $  281.3      $  210.0       $ 239.7    $  263.2      $215.8     $ 205.1
Common Stock Data
Shares outstanding (Thousands)        122,436       122,436       121,840       120,701     119,293     117,664     104,268
Average shares outstanding
                   (Thousands)        122,436       122,208       121,141       119,864     118,272     114,937     103,460
Earnings per average share:<d>
  Consolidated income before extraordinary
   charge and cumulative effect of
   accounting change                 $   2.15      $   2.30      $   1.73       $  2.00    $   1.86    $   1.88    $   1.98
  Extraordinary charge, net<a>          (2.25)
  Cumulative effect of accounting
    change<b>                                                                                   .37
  Consolidated net (loss) income     $   (.10)     $   2.30      $   1.73       $  2.00    $   2.23    $   1.88    $   1.98
Dividends paid per share             $   1.72      $   1.72      $   1.69       $  1.65    $   1.64    $   1.63    $   1.51
Dividend payout ratio<e>                 73.5%         74.7%         97.5%         82.5%       88.3%       86.9%       76.2%
Shareholders                           48,869        53,389        58,677        63,280      66,818      63,396      71,748
Market price per share:
  High                               $ 34-15/16    $ 32-19/32    $ 31-1/8       $ 29-1/4   $ 26-1/2   $ 28-7/16  $ 20-3/4
  Low                                $ 26-5/8      $ 25-1/2      $ 28             21-1/2   $ 19-3/4   $ 23-7/16  $ 17-15/16
  Close                              $ 34-1/2      $ 32-1/2      $ 30-3/8       $ 28-5/8   $ 21-3/4   $ 26-1/2   $ 18-11/16
Book value per share                 $  16.61      $  18.43      $  17.80       $  17.65   $  17.26   $  16.62   $  14.62
Return on average common equity<e>      12.42%        12.63%         9.69%         11.35%     10.96%     11.40%     13.64%
Capitalization Data (Millions of Dollars)
Common stock                         $2,033.9      $2,256.9      $2,169.1       $2,129.9   $2,059.3   $1,955.8   $1,524.9
Preferred stock:
  Not subject to mandatory
    redemption                          170.1         170.1         170.1          170.1      300.1      250.1      235.1
  Subject to mandatory redemption                                                              25.2       26.4       30.7
Long-term debt and QUIDS              2,179.3       2,193.1       2,397.1        2,273.2    2,178.5    2,008.1    1,586.0
Total capitalization                 $4,383.3      $4,620.1      $4,736.3       $4,573.2   $4,563.1   $4,240.4   $3,376.7
Capitalization ratios:
  Common stock                          46.4%          48.8%         45.8%          46.6%      45.1%      46.1%      45.1%
  Preferred stock:
    Not subject to mandatory
    redemption                           3.9            3.7           3.6            3.7        6.6        5.9        7.0
    Subject to mandatory redemption                                                              .6         .6         .9
Long-term debt and QUIDS                49.7           47.5          50.6           49.7       47.7       47.4       47.0
Total Assets (Millions of Dollars)  $6,747.8       $6,654.1      $6,618.5       $6,447.3   $6,362.2   $5,949.2   $4,334.4
Property Data (Millions of Dollars)
Gross property                      $8,629.7      $8,451.4       $8,206.2       $7,812.7   $7,586.8   $7,176.9   $5,493.1
Accumulated depreciation            (3,395.6)     (3,155.2)      (2,910.0)      (2,700.1)  (2,529.4)  (2,388.8)  (1,680.2)
Net property                        $5,234.1      $5,296.2       $5,296.2       $5,112.6   $5,057.4   $4,788.1   $3,812.9
Gross additions during year
  -utility                          $  229.4      $  284.7       $  289.5       $  319.1   $  508.3   $  574.0   $  199.5
  -nonutility                       $    1.8      $    1.4       $  178.5
Ratio of provisions for depreciation
  To depreciable property               3.28%         3.34%          3.47%          3.50%      3.32%      3.37%      3.23%


                                                       Allegheny Energy, Inc.


Year ended December 31               1998         1997          1996          1995           1994        1993        1988
Revenues (Millions of Dollars)
Residential                          $ 880.6      $  892.9      $  932.2      $  927.0       $  863.7    $  818.4    $  635.1
Commercial                             501.4         490.5         492.7         493.7          459.3       430.2       328.8
Industrial                             753.5         748.1         752.9         770.2          728.0       673.4       564.8
Wholesale and street lighting           69.0          65.1          66.6          59.6           58.7        55.0        45.3
  Revenues from regular
  utility customers                  2,204.5       2,196.6       2,244.4       2,250.5        2,109.7     1,977.0     1,574.0
Other non-gWh                            9.9           6.4           7.7           6.5            7.1         5.3        10.4
Bulk power                              69.8          39.6          22.4          13.0           29.0        28.5       238.4
Transmission services                   45.2          41.1          52.4          45.2           38.8        39.8        29.8
  Total utility revenues            $2,329.4      $2,283.7      $2,326.9      $2,315.2       $2,184.6    $2,050.6    $1,852.6
Total nonutility revenues           $  247.0      $   85.8      $     .7
Sales Volumes-gWh
Residential                         12,939         12,832        13,328        13,003         12,630      12,514      10,772
Commercial                           8,626          8,176         8,132         7,963          7,607       7,440       6,260
Industrial                          19,675         19,040        18,568        18,457         17,708      16,967      16,005
Wholesale and street lighting        1,409          1,422         1,456         1,304          1,275       1,240       1,088
  Regular utility transactions      42,649         41,470        41,484        40,727         39,220      38,161      34,125
Bulk power                           3,037          1,667           966           507          1,086       1,145       9,604
Transmission services                7,345f        12,367        17,402        14,586          9,405      11,864      13,084
  Total utility transactions        53,031         55,504        59,852        55,820         49,711      51,170      56,813
Total nonutility transactions        8,278          3,734           109
Output and Delivery-gWh
Steam generation                    44,323         43,463        40,067        39,174         38,959      38,247      42,955
Hydro and pumped-storage generation  1,326          1,171         1,348         1,234          1,390       1,233       1,644
Pumped-storage input                (1,498)        (1,298)       (1,405)       (1,390)        (1,564)     (1,385)     (1,904)
Purchased power                     11,505          6,485         5,518         5,021          4,136       4,002       4,059
Transmission services                7,777         12,367        17,402        14,586          9,405      11,864      13,084
Losses and system uses              (2,124)        (2,950)       (2,969)       (2,805)        (2,615)     (2,791)     (3,025)
Total transactions as above         61,309         59,238        59,961        55,820         49,711      51,170      56,813
Utility Statistics
Year ended December 31               1998          1997           1996           1995           1994        1993       1988
Energy Supply
Generating capability-MW
  Utility-owned                      8,121          8,071         8,070          8,070          8,070       7,991       7,906
  Nonutility contracts<g>              299            299           299            299            299         292         160
Maximum hour peak-MW                 7,314          7,423         7,500          7,280          7,153       6,678       6,045
Load factor                           69.1%          68.3%         67.5%          68.3%          66.8%       70.0%       70.0%
Heat rate-Btu's per kWh              9,939          9,936         9,910          9,970          9,927      10,020       9,938
Fuel costs-cents per million Btu's  128.92         130.05        129.22         130.20         141.50      142.12      135.66
Customers (Thousands)
Residential                        1,236.9        1,224.9       1,213.7        1,204.4        1,189.7     1,176.6     1,102.3
Commercial                           154.7          151.5         148.5          146.0          143.0       140.1       125.6
Industrial                            25.5           25.2          25.0           24.6           24.2        23.8        21.8
Other                                  1.3            1.3           1.3            1.3            1.3         1.2         1.2
Total customers                    1,418.4        1,402.9       1,388.5        1,376.3        1,358.2     1,341.7     1,250.9
Average Annual Use-kWh per customer
Residential-Allegheny Energy      10,486         10,521        11,042         10,865         10,682      10,715       9,850
Residential-National               9,952h         9,552         9,713          9,583          9,378       9,394       9,082
All retail service-Allegheny
  Energy                          28,174         28,647        29,085         28,908         28,205      27,800      26,715
Average Rate-cents per kWh
Residential-Allegheny Energy        6.90           6.96          6.99           7.13           6.84        6.54        5.90
Residential-National                8.77h          8.94          8.86           8.87           8.83        8.73        7.78
All retail service-Allegheny Energy 5.32           5.36          5.46           5.58           5.43        5.23        4.65


a  Write-off in connection with deregulation proceedings in Pennsylvania.
b  To record unbilled revenues, net of income taxes.
c  Reflects a two-for-one common stock split effective November 4, 1993.
d  Basic and diluted earnings per average share.
e Excludes the cumulative effect of the accounting change in 1994, and the extraordinary charge, net and Pennsylvania restructuring activities in 1998. Includes the effect of internal restructuring in 1995 and 1996.
f Excludes 432 gWh delivered to customers participating in the Pennsylvania pilot program that are included in regular utility transactions sales volumes.
g Capability available through contractual arrangements with nonutility generators.

h  Preliminary
                                  D-3

                                                   Monongahela Power Company

QUARTERLY FINANCIAL INFORMATION
(Thousands of Dollars)

                                                                   Quarter Ended
                                               1998                                            1997
                              Dec.       Sept.       June        March        Dec.       Sept.       June       March
Electric operating
  revenues .............   $155,712    $177,364    $153,774    $158,272     $163,190    $158,240    $144,078   $162,803
Operating income........     28,154      31,887      24,087      27,358       26,701      28,493      23,701     30,480
Net income..............     21,143      25,244      16,611      19,427       18,342      23,457      16,174     22,556




SUMMARY OF OPERATIONS
Year ended December 31
(Thousands of Dollars)


                                            1998        1997        1996        1995        1994        1993
Electric operating revenues:
  Residential..........................   $200,896    $199,931    $206,033    $209,065    $190,861    $185,141
  Commercial...........................    126,464     118,825     121,631     124,457     116,201     110,762
  Industrial...........................    208,613     196,716     200,970     212,427     202,181     187,669
  Wholesale and street lighting........      7,656       7,600       7,513       7,255       7,142       6,663
    Revenues from regular customers....    543,629     523,072     536,147     553,204     516,385     490,235
  Affiliated...........................     77,314      83,600      74,825      73,216      79,674      61,677
  Other non-kWh........................      4,426       4,379       4,136       3,722       3,535       3,233
  Bulk power...........................      8,509       7,299       4,772       2,749       7,681       8,382
  Transmission services................     11,244       9,961      12,591      10,589       9,172       9,754
    Total revenues.....................    645,122     628,311     632,471     643,480     616,447     573,281

Operation expense......................    313,795     305,487     310,480     330,740     330,909     295,464
Maintenance............................     67,033      70,561      74,735      73,041      69,389      67,770
Internal restructuring charges
  and asset write-off..................                             24,299       5,493
Depreciation...........................     58,610      56,593      55,490      57,864      57,952      56,056
Taxes other than income................     44,742      38,776      40,418      38,551      40,404      34,076
Taxes on income........................     49,456      47,519      34,496      41,834      30,650      33,612
Allowance for funds used
  during construction..................     (1,043)     (1,386)       (672)     (1,393)     (2,946)     (5,780)
Interest charges.......................     36,153      38,730      38,604      39,872      38,156      37,588
Other income, net......................     (6,049)     (8,498)     (6,831)     (9,235)     (8,003)     (7,203)

Income before cumulative effect
  of accounting change.................     82,425      80,529      61,452      66,713      59,936      61,698
Cumulative effect of accounting
  change, net (a)......................                                                      7,945
Net income.............................   $ 82,425    $ 80,529    $ 61,452    $ 66,713    $ 67,881    $ 61,698

Return on average common equity (b)....      13.62%      13.99%      11.00%      11.92%      10.66%      11.83%


(a) To record unbilled revenues, net of income taxes.
(b) Excludes the cumulative effect of the accounting change in 1994 and includes the effect of internal restructuring in 1995 and 1996.

                                                    Monongahela Power Company

FINANCIAL AND OPERATING STATISTICS


                                           1998         1997         1996        1995         1994         1993
PROPERTY, PLANT, AND EQUIPMENT
  at Dec. 31 (Thousands):
    Gross..........................  $2,007,876   $1,950,478   $1,879,622   $1,821,613   $1,763,533   $1,684,322
    Accumulated depreciation.......    (883,915)    (840,525)    (790,649)    (747,013)    (701,271)    (664,947)
      Net..........................  $1,123,961   $1,109,953   $1,088,973   $1,074,600   $1,062,262   $1,019,375

GROSS ADDITIONS TO PROPERTY
  (Thousands):.....................  $   72,795   $   78,139   $   72,577   $   75,458   $  103,975   $  140,748

TOTAL ASSETS at Dec. 31
  (Thousands)......................  $1,519,028   $1,493,254   $1,486,755   $1,480,591   $1,476,483   $1,407,453

CAPITALIZATION at Dec. 31
  (Thousands):
    Common stock...................  $  570,188   $  540,930   $  512,212   $  505,752   $  495,693   $  483,030
    Preferred stock................      74,000       74,000       74,000       74,000      114,000       64,000
    Long-term debt and QUIDS.......     453,917      455,088      474,841      489,995      470,131      460,129
                                     $1,098,105   $1,070,018   $1,061,053   $1,069,747   $1,079,824   $1,007,159

  Ratios:
    Common stock...................        51.9%        50.6%        48.3%        47.3%        45.9%        48.0%
    Preferred stock................         6.8          6.9          7.0          6.9         10.6          6.3
    Long-term debt and QUIDS.......        41.3         42.5         44.7         45.8         43.5         45.7
                                          100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
GENERATING CAPABILITY--
  kW at Dec. 31:
    Company-owned..................   2,326,300    2,326,300    2,326,300    2,326,300    2,326,300    2,325,300
    Nonutility contracts (a).......     161,000      161,000      161,000      161,000      161,000      159,000

KILOWATT-HOURS (Thousands):
  Sales Volumes:
    Residential....................   2,757,067    2,764,630    2,815,414    2,807,135    2,674,664    2,689,830
    Commercial.....................   2,102,604    1,987,147    2,007,116    1,967,473    1,846,791    1,825,127
    Industrial.....................   5,510,925    5,224,364    5,024,257    5,114,126    4,942,388    4,656,921
    Wholesale and street lighting..     142,797      142,827      142,198      138,456      134,351      134,042
      Sales to regular customers...  10,513,393   10,118,968    9,988,985   10,027,190    9,598,194    9,305,920
    Affiliated.....................   1,950,803    2,080,542    1,694,722    1,596,081    1,791,099    1,431,519
    Bulk power.....................     301,656      249,505      196,843      105,126      285,048      338,476
    Transmission services..........   1,932,160    3,007,439    4,218,150    3,497,216    2,278,111    2,938,187
      Total sales volumes..........  14,698,012   15,456,454   16,098,700   15,225,613   13,952,452   14,014,102
  Output and Delivery:
    Steam generation...............  11,251,721   10,936,469   10,678,491   10,620,003   10,743,934   10,194,794
    Pumped-storage generation......     288,266      241,958      263,640      257,284      290,586      263,329
    Pumped-storage input...........    (370,822)    (310,565)    (337,451)    (330,915)    (373,116)    (337,737)
    Purchased power................   2,283,055    2,294,059    2,040,136    1,903,644    1,685,938    1,637,677
    Transmission services..........   1,932,160    3,007,439    4,218,150    3,497,216    2,278,111    2,938,187
    Losses and system uses.........    (686,368)    (712,906)    (764,266)    (721,619)    (673,001)    (682,148)
      Total transactions as above..  14,698,012   15,456,454   16,098,700   15,225,613   13,952,452   14,014,102

CUSTOMERS at Dec. 31:
  Residential......................     309,760      307,920      305,579      303,568      300,465      297,865
  Commercial.......................      37,929       37,168       36,323       35,793       35,268       34,626
  Industrial.......................       7,992        7,996        8,019        8,085        8,029        8,014
  Other............................         218          199          182          170          171          170
    Total customers................     355,899      353,283      350,103      347,616      343,933      340,675

RESIDENTIAL SERVICE:
  Average use-
    kWh per customer...............       8,938        9,023        9,256        9,306        8,957        9,093
  Average revenue-
    dollars per customer...........      651.29       652.53       677.37       693.11       639.16       625.87
  Average rate-
    cents per kWh..................        7.29         7.23         7.32         7.45         7.14         6.88


(a) Capability available through contractual arrangements with nonutility generators.

                                                   The Potomac Edison Company


QUARTERLY FINANCIAL INFORMATION
(Thousands of Dollars)


                                                                   Quarter Ended
                                             1998                                              1997
                              Dec.       Sept.       June        March        Dec.       Sept.       June       March
Electric operating
  revenues..............    $177,744   $190,533    $177,519    $191,698     $176,222   $175,464    $164,867   $192,228
Operating income........      34,458     36,680      30,036      37,622       34,428     30,388      26,894     37,062
Net income..............      25,757     27,299      20,504      27,922       24,360     25,296      18,376     27,723








SUMMARY OF OPERATIONS
Year ended December 31
(Thousands of Dollars)


                                            1998        1997        1996        1995        1994        1993
Electric operating revenues:
  Residential..........................   $309,058    $299,876    $324,120    $316,714    $296,090    $274,358
  Commercial...........................    156,973     148,287     146,432     145,096     135,937     124,667
  Industrial...........................    206,638     198,174     196,813     200,890     195,089     175,902
  Wholesale and street lighting........     27,667      30,443      32,907      27,028      26,109      24,351
    Revenues from regular customers....    700,336     676,780     700,272     689,728     653,225     599,278
  Affiliated...........................      9,401       9,687       2,399       2,525       2,716       3,041
  Other non-kWh........................      1,358      (1,273)       (405)       (961)     (4,647)      1,352
  Bulk power...........................     11,690      10,035       7,577       4,566       8,932       8,585
  Transmission services................     14,709      13,552      16,917      14,811      12,675      12,423
    Total..............................    737,494     708,781     726,760     710,669     672,901     624,679

Operation expense......................    369,998     359,350     373,133     374,731     362,167     325,239
Maintenance............................     52,186      56,815      62,248      60,052      58,624      64,376
Internal restructuring charges
  and asset write-off..................                             26,094       6,847
Depreciation...........................     74,344      71,763      71,254      68,826      59,989      56,449
Taxes other than income................     49,567      47,585      45,809      47,629      46,740      46,813
Taxes on income........................     52,603      44,496      34,132      36,936      33,126      30,086
Allowance for funds used
  during construction..................     (1,576)     (2,830)     (2,491)     (1,752)     (5,874)     (7,134)
Interest charges.......................     48,187      49,823      50,197      51,179      46,456      43,802
Other income, net......................     (9,297)    (13,976)     (11,791)    (12,044)    (10,310)    (8,419)

Income before cumulative effect
  of accounting change.................    101,482      95,755      78,175      78,265      81,983      73,467
Cumulative effect of accounting
  change, net (a)......................                                                     16,471
Net income.............................   $101,482    $ 95,755    $ 78,175    $ 78,265    $ 98,454    $ 73,467

Return on average common equity (b)....      13.90%      13.44%      11.42%      11.34%      11.86%      11.63%



(a) To record unbilled revenues, net of income taxes.
(b) Excludes the cumulative effect of the accounting change in 1994 and includes the effect of internal restructuring in 1995 and 1996.

                                                   The Potomac Edison Company

FINANCIAL AND OPERATING STATISTICS


                                                1998         1997        1996         1995         1994         1993
PROPERTY, PLANT, AND EQUIPMENT
  at Dec. 31 (Thousands):
    Gross..................................  $2,249,716  $2,196,262  $2,124,956   $2,050,835   $1,978,396   $1,857,961
    Accumulated depreciation...............    (926,840)   (859,076)   (791,257)    (729,653)    (673,853)    (632,269)
      Net..................................  $1,322,876  $1,337,186  $1,333,699   $1,321,182   $1,304,543   $1,225,692

GROSS ADDITIONS TO PROPERTY
  (Thousands)..............................  $   60,525  $   78,298  $   86,256   $   92,240   $  142,826   $  179,433

TOTAL ASSETS at Dec. 31
  (Thousands)..............................  $1,702,127  $1,660,647  $1,677,886   $1,654,444   $1,629,535   $1,519,763

CAPITALIZATION at Dec. 31:
  (Thousands):
    Common stock...........................  $  762,912  $  689,781  $ 678,116   $  667,242   $  658,146   $  626,467
    Preferred stock:
      Not subject to mandatory redemption..      16,378      16,378     16,378       16,378       36,378       36,378
      Subject to mandatory redemption......                                                       25,200       26,400
    Long-term debt and QUIDS...............     578,817     627,012    628,431      628,854      604,749      517,910
                                             $1,358,107  $1,333,171  $1,322,925  $1,312,474   $1,324,473   $1,207,155
  Ratios:
    Common stock...........................        56.2%       51.8%      51.3%        50.8%        49.7%        51.9%
    Preferred stock:
      Not subject to mandatory redemption..         1.2         1.2        1.2          1.3          2.7          3.0
      Subject to mandatory redemption......                                                          1.9          2.2
    Long-term debt and QUIDS...............        42.6        47.0       47.5         47.9         45.7         42.9
                                                  100.0%      100.0%     100.0%       100.0%       100.0%       100.0%
GENERATING CAPABILITY--
  kW at Dec. 31                               2,073,292   2,073,292  2,072,292    2,072,292    2,072,292    2,076,592

KILOWATT-HOURS (Thousands):
  Sales Volumes:
    Residential............................   4,401,238   4,290,117  4,599,758    4,377,416    4,214,997    4,144,958
    Commercial.............................   2,498,546   2,331,789  2,288,229    2,213,052    2,136,081    2,091,930
    Industrial.............................   5,922,274   5,593,722  5,567,088    5,485,220    5,339,737    5,194,909
    Wholesale and street lighting..........     657,357     666,383    724,011      603,572      591,799      582,259
      Sales to regular customers...........  13,479,415  12,882,011 13,179,086   12,679,260   12,282,614   12,014,056
    Affiliated.............................     498,069     591,876     47,781       52,967       61,815       67,377
    Bulk power.............................     402,635     369,732    315,808      173,110      331,832      343,837
    Transmission services..................   2,470,365   4,044,837  5,617,912    4,740,010    3,031,339    3,693,330
      Total sales volumes..................  16,850,484  17,888,456 19,160,587   17,645,347   15,707,600   16,118,600
  Output and Delivery:
    Steam generation.......................  11,254,505  11,002,533 10,762,678   10,410,118   10,464,607   10,103,411
    Hydro and pumped-storage generation....     416,983     370,026    401,998      395,315      426,550      368,834
    Pumped-storage input...................    (486,823)   (426,087)  (455,142)    (452,151)    (506,213)    (433,885)
    Purchased power........................   4,190,098   3,934,815  3,639,519    3,318,302    3,033,744    3,174,838
    Transmission services..................   2,470,365   4,044,837  5,617,912    4,740,010    3,031,339    3,693,330
    Losses and system uses.................    (994,644) (1,037,668)  (806,378)    (766,247)    (742,427)    (787,928)
      Total transactions as above..........  16,850,484  17,888,456 19,160,587   17,645,347   15,707,600   16,118,600

CUSTOMERS at Dec. 31:
  Residential..............................     339,584     333,224    327,344      321,813      315,309      309,096
  Commercial...............................      44,828      43,794     42,670       41,759       40,927       40,173
  Industrial...............................       5,122       5,010      4,887        4,733        4,595        4,509
  Other....................................         641         598        571          543          524          510
    Total customers........................     390,175     382,626    375,472      368,848      361,355      354,288
RESIDENTIAL SERVICE:
  Average use-
    kWh per customer.......................      13,093      13,003     14,179       13,729       13,506       13,562
  Average revenue-
    dollars per customer...................      919.42      908.87     999.10       993.35       948.76       897.70
  Average rate-
    cents per kWh..........................        7.02        6.99       7.05         7.24         7.02         6.62


                                                      West Penn Power Company
                                                             and Subsidiaries

QUARTERLY FINANCIAL INFORMATION
(Thousands of Dollars)


                                                                    Quarter Ended
                                               1998                                              1997
                                Dec.       Sept.       June        March        Dec.        Sept.       June       March

Electric operating
  revenues................   $246,729    $288,272    $263,023    $280,703    $280,155   $266,746    $252,731    $282,530
Operating income..........     17,038      56,248      40,627      52,619      55,850     43,865      35,661      47,271
Consolidated net (loss)
  income..................     (5,504)     42,835    (239,138)     39,001      41,468     34,333      21,963      36,901





SUMMARY OF OPERATIONS
Year ended December 31
(Thousands of Dollars)


                                             1998         1997         1996        1995         1994         1993
Electric operating revenues:
  Residential..........................   $  370,636   $  393,036   $  402,083   $  401,186   $  376,776   $  358,900
  Commercial...........................      217,954      223,347      224,663      224,144      207,165      194,773
  Industrial...........................      338,254      352,730      355,120      356,937      330,739      309,847
  Wholesale and street lighting........       33,650       27,051       26,194       25,330       25,425       23,945
    Revenues from regular customers....      960,494      996,164    1,008,060    1,007,597      940,105      887,465
  Affiliated...........................       45,180       39,031       44,231       44,293       37,915       40,169
  Other non-kWh........................        4,152        6,377        3,903        3,765        3,980        3,692
  Bulk power...........................       49,605       22,188       10,012        5,687       12,339       11,547
  Transmission services................       19,296       18,402       22,918       19,751       16,998       17,625
    Total..............................    1,078,727    1,082,162    1,089,124    1,081,093    1,011,337      960,498

Operation expense......................      552,514      524,051      531,522      523,279      531,059      500,790
Maintenance............................       91,724       98,252      104,211      114,489      111,841       96,706
Internal restructuring charges
  and asset write-offs.................                                 53,343       11,099        8,919
Depreciation...........................      114,709      113,793      119,066      112,334       88,935       80,872
Taxes other than income................       88,722       90,140       90,132       89,694       87,224       89,249
Taxes on income........................       64,526       73,279       47,455       61,745       46,645       51,529
Allowance for funds used
  during construction..................       (2,403)      (4,085)      (2,723)      (5,041)     (10,777)      (8,566)
Interest charges.......................       67,640       69,629       71,072       67,902       60,274       60,585
Other income, net......................      (11,325)     (17,562)     (13,439)     (12,287)     (13,798)     (12,728)

Consolidated income before
  extraordinary charge and cumulative
  effect of accounting change..........      112,620      134,665       88,485      117,879      101,015      102,061
Extraordinary charge, net (a)..........     (275,426)
Cumulative effect of accounting
  change, net (b)......................                                                           19,031
Consolidated net (loss) income.........   $ (162,806)  $  134,665   $   88,485   $  117,879   $  120,046   $  102,061

Return on average common equity (c)....        13.12%       13.70%        8.72%       11.46%        9.94%       11.49%



(a) Write-off in connection with Pennsylvania deregulation proceedings.
(b) To record unbilled revenues, net of income taxes.
(c) Excludes the cumulative effect of the accounting change in 1994, and the extraordinary charge, net and Pennsylvania restructuring activities in 1998. Includes the effect of internal restructuring in 1995 and 1996.

                                                      West Penn Power Company
                                                             and Subsidiaries

FINANCIAL AND OPERATING STATISTICS


                                              1998          1997         1996        1995          1994        1993
PROPERTY, PLANT, AND EQUIPMENT
  at Dec. 31 (Thousands):
    Gross.................................  $3,365,784   $3,293,039   $3,182,208   $3,097,522   $3,013,777   $2,803,811
    Accumulated depreciation..............  (1,362,413)  (1,254,900)  (1,152,383)  (1,063,399)  (1,009,565)    (962,623)
      Net.................................  $2,003,371   $2,038,139   $2,029,825   $2,034,123   $2,004,212   $1,841,188

GROSS ADDITIONS TO PROPERTY
  (Thousands).............................  $   95,975   $  128,054   $  130,606   $  149,122   $  260,366   $  251,017

TOTAL ASSETS at Dec. 31
  (Thousands).............................  $2,843,069   $2,747,159   $2,699,737   $2,771,164   $2,731,858   $2,544,763

CAPITALIZATION at Dec. 31:
  (Thousands):
    Common stock..........................  $  732,161   $  997,027   $  962,752   $  973,188   $  955,482   $  893,969
    Preferred stock.......................      79,708       79,708       79,708       79,708      149,708      149,708
    Long-term debt and QUIDS..............     837,725      802,319      905,243      904,669      836,426      782,369
                                            $1,649,594   $1,879,054   $1,947,703   $1,957,565   $1,941,616   $1,826,046
  Ratios:
    Common stock..........................        44.4%        53.1%        49.4%        49.7%        49.2%        49.0%
    Preferred stock.......................         4.8          4.2          4.1          4.1          7.7          8.2
    Long-term debt and QUIDS.............         50.8         42.7         46.5         46.2         43.1         42.8
                                                 100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
GENERATING CAPABILITY--
  kW at Dec. 31:
    Company-owned.........................   3,721,408    3,671,408    3,671,408    3,671,408    3,671,408    3,589,408
    Nonutility contracts (a)..............     138,000      138,000      138,000      138,000      138,000      133,000

KILOWATT-HOURS (Thousands):
  Sales Volumes:
    Residential...........................   5,778,155    5,756,594    5,913,412    5,818,838    5,740,028    5,679,746
    Commercial............................   4,023,523    3,833,178    3,835,831    3,782,250    3,624,117    3,522,566
    Industrial............................   8,237,627    8,046,166    7,974,265    7,857,689    7,426,267    7,114,765
    Wholesale and street lighting.........     617,841      611,105      591,122      561,893      548,296      523,233
      Regular customer transactions.......  18,657,146   18,247,043   18,314,630   18,020,670   17,338,708   16,840,310
    Affiliated............................   1,974,497    1,789,476    1,068,712    1,059,852      982,557    1,297,956
    Bulk power............................   2,332,825    1,046,905      453,028      227,893      471,050      462,286
    Transmission services.................   2,942,868(b) 5,392,916    7,567,153    6,348,926    4,093,693    5,233,229
      Total transactions..................  25,907,336   26,476,340   27,403,523   25,657,341   22,886,008   23,833,781
  Output and Delivery:
    Steam generation......................  20,053,422   19,523,537   18,578,677   18,143,822   17,750,267   17,949,335
    Hydro and pumped-storage generation...     620,496      559,241      682,747      581,353      673,195      600,497
    Pumped-storage input..................    (640,242)    (561,135)    (612,877)    (606,953)    (684,715)    (613,290)
    Purchased power.......................   2,890,986    2,968,258    2,583,166    2,507,196    2,253,701    1,985,240
    Transmission services.................   3,850,394    5,392,916    7,567,153    6,348,926    4,093,693    5,233,229
    Losses and system uses................    (867,720)  (1,406,477)  (1,395,343)  (1,317,003)  (1,200,133)  (1,321,230)
      Total transactions as above.........  25,907,336   26,476,340   27,403,523   25,657,341   22,886,008   23,833,781

CUSTOMERS at Dec. 31:
  Residential.............................     587,503      583,745      580,816      578,983      573,963      569,601
  Commercial..............................      71,920       70,559       69,457       68,500       66,842       65,337
  Industrial..............................      12,389       12,142       12,051       11,801       11,563       11,218
  Other...................................         608          629          607          598          586          576
    Total customers.......................     672,420      667,075      662,931      659,882      652,954      646,732
RESIDENTIAL SERVICE:
  Average use-
    kWh per customer......................       9,775        9,903       10,223       10,096       10,041       10,025
  Average revenue-
    dollars per customer..................      644.98       674.73       695.08       696.06       659.07       633.48
  Average rate-
    cents per kWh.........................        6.60         6.81         6.80         6.89         6.56         6.32


(a) Capability available through contractual arrangements with nonutility generators.
(b) Excludes 907,526 kWh (in thousands) delivered to customers participating in the Pennsylvania pilot program that are included in regular customer transactions sales volumes.

                                                 Allegheny Generating Company


QUARTERLY FINANCIAL INFORMATION
(Thousands of Dollars)



                                                                   Quarter Ended
                                                   1998                                    1997
                                  Dec.      Sept.       June      March       Dec.         Sept.       June     March
Electric operating
  revenues..................    $17,783    $18,303    $19,126    $18,604    $16,170      $19,664    $20,408    $20,216
Operating income............      8,699      9,297      9,258      9,400      7,664       10,230     10,311     10,328
Net income..................      5,230      5,625      5,961      5,937      4,109       15,396      6,395      6,368



                                                 Allegheny Generating Company

STATISTICS

SUMMARY OF OPERATIONS
Year ended December 31
(Thousands of Dollars)

                                            1998        1997        1996        1995        1994        1993

Electric operating revenues............   $ 73,816    $ 76,458    $ 83,402    $ 86,970    $ 91,022    $ 90,606

Operation and maintenance expense......      4,592       4,877       5,165       5,740       6,695       6,609
Depreciation...........................     16,949      17,000      17,160      17,018      16,852      16,899
Taxes other than income taxes..........      4,662       4,835       4,801       5,091       5,223       5,347
Federal income taxes...................     10,959      11,213      13,297      13,552      14,737      13,262
Interest charges.......................     13,987      15,391      16,193      18,361      17,809      21,635
Other income, net......................        (86)     (9,126)         (3)        (16)        (11)       (328)
  Net Income...........................   $ 22,753    $ 32,268    $ 26,789    $ 27,224    $ 29,717    $ 27,182

Return on average common equity........      12.57%      15.98%      12.58%      12.46%      13.14%      11.72%

PROPERTY, PLANT, AND EQUIPMENT
  at Dec. 31 (Thousands):
    Gross..............................   $828,806    $828,658*   $837,050    $836,894*   $824,714    $824,904
    Accumulated depreciation...........   (210,198)   (193,173)   (176,178)   (159,037)   (143,965)   (128,375)
      Net..............................   $618,608    $635,485    $660,872    $677,857    $680,749    $696,529

GROSS ADDITIONS TO PROPERTY
  (Thousands)..........................   $     69    $    444    $    178    $ 14,165*   $  1,065    $  2,729

TOTAL ASSETS
  at Dec. 31 (Thousands)...............   $639,458    $663,920    $692,408    $710,287    $714,236    $735,929

CAPITALIZATION AND SHORT-TERM DEBT
  at Dec. 31:
    Amount (in thousands):
      Common stock.....................   $165,276    $199,523    $202,955    $214,153    $222,729    $228,512
      Long-term and short-term debt....    215,579     208,735     239,234     256,084     268,165     287,196
                                          $380,855    $408,258    $442,189    $470,237    $490,894    $515,708

  Ratios:
    Common stock.......................       43.4%       48.9%       45.9%       45.5%       45.4%       44.3%
    Long-term and short-term debt......       56.6        51.1        54.1        54.5        54.6        55.7
                                             100.0%      100.0%      100.0%      100.0%      100.0%      100.0%

KILOWATT-HOURS (Thousands):
  Pumping energy supplied by Parents...  1,497,887   1,297,787   1,405,470   1,390,019   1,564,044   1,384,912
  Pumped-storage generation............  1,164,325   1,011,366   1,098,278   1,081,112   1,218,446   1,079,985



*Reflects a balance sheet reclassification in 1995 of $12 million from deferred charges to plant for a prior tax payment, and a related settlement of $8.8 million in 1997 that was recorded as a reduction to plant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


                           Page No.

AE                           M- 1

Monongahela                  M-21

Potomac Edison               M-36

West Penn                    M-51

AGC                          M-67

                                                        Allegheny Energy, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

     This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by the Company, the merger with DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

     Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company's subsidiaries; environmental, legislative, and regulatory changes; future economic conditions; earnings retention and dividend payout policies; developments relating to the proposed merger with DQE, including expenses that may be incurred in litigation; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.

Significant Events in 1998, 1997, and 1996

Pennsylvania Deregulation

     On November 19, 1998, the Pennsylvania Public Utility Commission (Pennsylvania PUC) approved a settlement agreement between West Penn Power Company (West Penn), the Company's Pennsylvania electric utility subsidiary, and intervenors in West Penn's restructuring proceedings related to legislation in Pennsylvania to provide customer choice of electric suppliers and deregulate electricity generation.

     As a result of the May 29, 1998, Pennsylvania PUC Order and as revised by the November 19, 1998, settlement agreement, West Penn determined that under the provisions of Statement of Financial Accounting Standards No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," an extraordinary charge of $466.9 million ($275.4 million after taxes) was required to reflect a write-off of certain disallowances. In addition, charges of $40.3 million ($23.7 million after taxes) related to the West Penn revenue refund and energy program payments were also recorded.

     Under the terms of the settlement agreement, two-thirds of West Penn's customers were permitted to choose an alternate generation supplier beginning in January 1999. All West Penn customers can do so beginning in January 2000. They can also choose to remain as West Penn customers at West Penn's capped generation rates or to alternate back and forth. Under the law, all electric utilities, including West Penn, retain the responsibility of electricity provider of last resort to all customers in their respective franchise territories who do not choose an alternate supplier. See Notes B and C to the consolidated financial statements for details of the settlement agreement and other information about the deregulation process.

                                                       Allegheny Energy, Inc.

Merger with DQE

     See page 38 and also Note D to the consolidated financial statements for more information about the merger.

Maryland Settlement and Deregulation

     The Company's Maryland subsidiary, The Potomac Edison Company (Potomac Edison), reached a settlement agreement with various parties on the Office of People's Counsel's petition for a reduction in Potomac Edison's Maryland rates. Further information on the settlement agreement is provided under Sales and Revenues starting on page 31.

     On July 1, 1998, Potomac Edison filed testimony in Maryland's investigation into transition costs, price protection, and unbundled rates. See Electric Energy Competition on page 38 for more information regarding the restructuring in Maryland.

Nonutility Operations

     In 1996, the Company's nonutility subsidiary, AYP Capital, Inc. (AYP Capital) expanded its nonutility operations by forming AYP Energy, Inc. (AYP Energy) and Allegheny Communications Connect, Inc. (ACC). ACC was formed to develop opportunities in the deregulated telecommunications market. AYP Energy is a bulk power marketer. In October 1996, AYP Energy purchased for about $170 million a 50%, 276-megawatt (MW), interest in Unit No. 1 of the Fort Martin coal-fired power station in West Virginia. Two of the Company's utility subsidiaries own the other 50%.

     In 1997, AYP Capital formed Allegheny Energy Solutions, Inc. (Allegheny Energy Solutions). Allegheny Energy Solutions was formed to market electric energy to retail customers in deregulated markets. Because of organizational efficiencies available in an alternate corporate structure, Allegheny Energy Solutions no longer competes in deregulated energy markets as of January 1999. Rather, that role has been assumed by the Energy Supply Division of the Supply Business of West Penn. With customer choice now under way in Pennsylvania, the Energy Supply Division attracted about 1,300 MW of load for 1999. West Penn lost only about 400 MW of load in this competitive environment, giving it a net gain of about 900 MW.

     AYP Capital, in its own name, also markets various services related to the electric industry and has investments in two limited energy partnerships.


PURPA Power Project Terminations

     On August 26, 1997, and December 3, 1997, West Penn announced that it had negotiated agreements to buy out and settle disputes with developers of proposed power plants (the Milesburg and Washington Power projects) for $15 million and $48 million, respectively, reducing costs over the proposed 30- and 33-year lives of the projects by an estimated $1.4 billion. The disputed projects were being developed under the Public Utility Regulatory Policies Act of 1978 (PURPA) and would have required West Penn to buy 43 MW and 80 MW of capacity and energy, respectively, over the lives of the projects at

                                                       Allegheny Energy, Inc.

prices well above current market price estimates. In 1996, West
Penn and the developers of a proposed Shannopin PURPA project reached an agreement to terminate that project at a buyout price of $31 million. The Shannopin buyout will reduce West Penn's costs approximately $665 million over 30 years by eliminating the need to buy the uneconomic power.



Internal Restructuring

     In 1994, the Company and its subsidiaries initiated an internal restructuring process to consolidate and re-engineer their utility operations to meet the competitive challenges of the changing electric utility industry. As a result of this process, the subsidiaries reduced employment by about 1,000 employees through a voluntary separation plan, attrition and layoffs, and changed processes to obtain efficiencies to reduce operating and maintenance costs. This process resulted in internal restructuring charges and an asset write-off in 1996 as described in Note E to the consolidated financial statements.



Review of Operations

Earnings Summary

                                                                                Basic and Diluted Earnings
                                                           Earnings                  Per Average Share
(Millions of Dollars Except Per Share Data)        1998      1997      1996      1998       1997      1996

Operations Before Restructuring Activities:
Utility                                          $ 307.0    $295.7    $275.5    $ 2.51     $2.42     $2.27
Nonutility                                         (20.3)    (14.4)     (2.9)     (.17)     (.12)     (.02)

Consolidated Income Before Restructuring
  Activities                                       286.7     281.3     272.6      2.34      2.30      2.25
Costs Related to Restructuring Activities*         (23.7)              (62.6)     (.19)               (.52)
Extraordinary Charge, Net (Notes B and C
to Consolidated Financial Statements)             (275.4)                        (2.25)
Consolidated Net (Loss) Income                  $  (12.4)   $281.3    $210.0    $ (.10)    $2.30     $1.73


*Pennsylvania deregulation settlement costs in 1998 and internal restructuring costs in 1996.


     The increase in 1998 earnings from utility operations, before costs related to Pennsylvania restructuring and settlement activities, resulted from increased kilowatt-hour (kWh) sales to commercial and industrial customers and from reduced power station operation and maintenance (O&M) spending. The 1998 costs from restructuring activities and the extraordinary charge are related to Pennsylvania deregulation and the Pennsylvania restructuring Order. These costs are described in Notes B and C to the consolidated financial statements. The 1996 restructuring costs resulted from internal restructuring initiated in 1994 which is described in Note E to the consolidated financial statements and Internal Restructuring on page 30. The increase in 1997 earnings from utility operations resulted primarily from reductions in O&M expenses from the internal restructuring process and additional actions taken during the year to achieve further O&M reductions in response to significant decreases in residential kWh sales caused primarily by mild weather.

                                                       Allegheny Energy, Inc.

     The increase in losses from nonutility operations in 1998 resulted primarily from AYP Energy sales commitments for energy in excess of owned generating capacity which required settlement by open market purchases during a period of high wholesale prices. Other marketing activities served to mitigate these losses as described on page 33. After purchasing a 50% ownership interest in Unit No. 1 of Fort Martin power station in October
1996, AYP Energy completed its first full year of operation in 1997.
Because of considerable excess generating capacity pursuing limited demand in 1997 and 1998, AYP Energy's operating margins were insufficient to cover all of its fixed costs. This condition may continue until further deregulation activities expand market opportunities and competing excess capacity is absorbed by demand growth. Another item contributing to the nonutility losses was Allegheny Energy Solutions' net losses of $1.7 million and $1.4 million in 1998 and 1997, respectively, for its participation in the Pennsylvania pilot program (see Note B to the consolidated financial statements for more information about the pilot program)


Sales and Revenues

Total operating revenues for 1998, 1997, and 1996 were as follows:


(Millions of Dollars)                   1998         1997        1996

  Operating revenues:
      Utility revenues:
        Bundled retail sales            $2,135.5     $2,139.5     $2,184.6
        Unbundled retail sales              14.0          2.5
        Wholesale and other                 64.9         61.0         67.5
        Bulk power and transmission
         services sales                    115.0         80.7         74.8

          Total utility revenues         2,329.4      2,283.7      2,326.9
      Nonutility revenues:
        Retail and other                    31.7          4.9

        Bulk power sales                   215.3         80.9           .7

          Total nonutility revenues        247.0         85.8           .7
            Total operating revenues    $2,576.4     $2,369.5     $2,327.6


                                                       Allegheny Energy, Inc.

     Bundled retail sales revenues (full service sales to retail customers) include a $25.1 million rate refund from 1998 revenues, pursuant to the terms of the Pennsylvania restructuring settlement agreement. This refund to customers will be made in 1999. Excluding this rate decrease, bundled retail sales increased $21.1 million in 1998 primarily due to increased kWh sales to commercial and industrial customers. The increase in 1998 was also due to an increase in the number of customers. Retail sales include sales to residential, commercial, industrial, and street lighting customers. Bundled retail sales revenues were also affected by the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania. As part of the Customer Choice Act, all utilities in Pennsylvania were required to administer retail access pilot programs under which customers, representing 5% of the load of each rate class, would choose a generation supplier other than their own local franchise utility. As a result, 5% of previously fully bundled customers participated in the Pennsylvania pilot program and were required to buy energy from another supplier of their choice. The pilot program began on November 1, 1997, and continued through December 31, 1998. Unbundled retail sales revenues represent transmission and distribution revenues from Pennsylvania pilot customers who chose another supplier to provide their energy needs.

     To assure participation in the pilot program, pilot participants received an energy credit from their local utility and a price for energy pursuant to an agreement with an alternate supplier. The credit established by the Pennsylvania PUC was artificially high to encourage customer shopping, with the result that West Penn incurred a revenue loss of $6.5 million for the pilot. The Pennsylvania PUC has approved West Penn's pilot compliance filing and thus has indicated its intent to treat the revenue loss as a regulatory asset. Wholesale and other revenues include an accrual of such revenue losses, as well as sales to wholesale customers (cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the subsidiaries under Federal Energy Regulatory Commission (FERC) regulation) and non-kWh revenues.

     On August 7, 1998, the Virginia State Corporation Commission (Virginia SCC) approved an agreement reached between Potomac Edison and the Staff of the Virginia SCC which reduced base rates for Virginia customers beginning September 1, 1998, by about $2.5 million annually. The review of rates was required by an annual information filing in Virginia.

     In 1999, utility revenues will reflect a reduction for a settlement agreement with various parties on the Maryland Office of People's Counsel's petition for a reduction in Potomac Edison's Maryland rates. The agreement, which includes recognition of costs to be incurred from the Applied Energy Services (AES) Warrior Run PURPA cogeneration project, was approved by the Maryland Public Service Commission (Maryland PSC) on October 27, 1998. Under the terms of that agreement, Potomac Edison will increase its rates about 4% ($13 million) in each of the years 1999, 2000, and 2001 (a $39 million annual effect in 2001). The increases are designed to recover additional costs of about $131 million over the period 1999-2001 for capacity purchases from the AES Warrior Run cogeneration project, net of alleged over-earnings of $52 million for the same period. The net effect of these changes over the 1999-2001 timeframe results in a pre-tax income reduction of $12 million in 1999,

                                                       Allegheny Energy, Inc.


$18 million in 2000, and $22 million in 2001. In addition, the settlement requires that Potomac Edison share, on a 50% customer, 50% shareholder basis, earnings above a return on equity of 11.4% for 1999-2001. This sharing will occur through an annual true-up.

     Bundled retail revenues reflect not only changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which are still applicable in all Company jurisdictions served, except for Pennsylvania. Changes in fuel revenues in those jurisdictions have no effect on consolidated net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customers' bills through fuel clauses.

     Effective May 1, 1997, as a result of the Customer Choice Act, West Penn obtained Pennsylvania PUC authorization to set its fuel clause to zero and to roll its then-applicable fuel clause rates into base rates. Thereafter, West Penn assumed the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power. The decrease in 1997 bundled retail revenues resulted primarily from a decrease in the fuel component of revenues and a decrease in residential kWh sales due to mild weather in 1997.

     The increase in wholesale and other revenues in 1998 was due primarily to deferred net revenue losses. West Penn recorded a regulatory asset of $6.4 million in 1998 and $.1 million in 1997 to offset revenue losses suffered as a result of the pilot program.

     Nonutility retail and other revenues increased in 1998 due to Allegheny Energy Solutions' electric energy sales to retail customers in deregulated markets.

     Utility and nonutility revenues include sales of bulk power to power marketers and other utilities. Utility revenues also include sales of transmission services to such marketers and utilities. Significant bulk power sales in 1998 acted to offset certain second and third quarter marketing losses in nonutility operations. The Company has discontinued the types of marketing activities which caused the losses. Bulk power and transmission services sales for 1998, 1997, and 1996 were as follows:

                                         1998      1997      1996
KWh Transactions (in billions):

  Utility:
     Bulk power                         $  3.0      1.7       1.0
     Transmission services                 7.4     12.3      17.4
       Total utility                      10.4     14.0      18.4
  Nonutility bulk power                    7.3      3.7        .1
Revenues (in millions):
  Utility:
     Bulk power                         $ 69.8    $39.6     $22.4
     Transmission services                45.2     41.1      52.4
       Total utility                    $115.0    $80.7     $74.8
  Nonutility bulk power                 $215.3    $80.9     $  .7

                                                       Allegheny Energy, Inc.


     The 1998 increase in revenues from utility bulk power was due to increased sales that occurred primarily in the second quarter as a result of warm weather which increased the demand and price for energy. In 1998, revenues from utility transmission services were affected by a revenue refund resulting from a reduction in the Company's standard transmission rate and rates for ancillary services which were recently approved by the FERC. A provision for these rate reductions was recorded in 1998, with the revenues to be refunded to customers in the first quarter of 1999.

     Revenues from utility operations' transmission services in 1998 increased, despite decreased transmission services activity. The increase in revenues was due in part to transmission services' reservation charges paid to the Company by others for the right to transmit energy. Transmission services activity was affected as a result of some of the reservations to transmit energy not being used.

     Revenues from utility operations' transmission services in 1997 decreased due to reduced demand, primarily because of mild weather.

     In June and July 1998, certain events combined to produce significant volatility in the spot prices for electricity at the wholesale level. These events included extremely hot weather, Midwest generation unit outages, and transmission constraints. Wholesale prices for electricity rose from a normal range of from $25-$40 per megawatt-hour (mWh) to as high as $3,500-$7,000 per mWh. The potential exists for such volatility to significantly affect the Company's operating results. The effect may be either positive or negative, depending on whether the Company's subsidiaries are net buyers or sellers of electricity during such periods, the open commitments which exist at such times, and whether the effects of such transactions by the Company's utility subsidiaries are includable in fuel or energy cost recovery clauses in their respective jurisdictions. The effect of such price volatility in June and the third quarter of 1998 differed between the Company's utility and nonutility subsidiaries, but was insignificant in total.

     The increase in nonutility bulk power revenues resulted primarily from increased bulk power sales by the Company's nonutility bulk power marketer, AYP Energy, which began operations in late 1996, and from Allegheny Energy Solutions, which was formed in the third quarter of 1997 to market energy to retail customers in deregulated markets and other energy-related services. Increased prices for energy in the wholesale market also contributed to the increase. Allegheny Energy Solutions recorded $24.9 million and $1.2 million of revenues in 1998 and 1997, respectively. Allegheny Energy Solutions ceased operations as an electric generation supplier in January 1999. The Company will continue to market nonutility energy supply to retail customers under the brand name of Allegheny Energy Supply under the direction of a newly created Energy Supply Division of the Supply Business. The Energy Supply Division will also market nonutility energy supply to wholesale customers.


Operating Expenses

                                                        Allegheny Energy, Inc.

Fuel expenses for 1998, 1997, and 1996 were as follows:

(Millions of Dollars)         1998      1997      1996

Utility operations            $545.4    $535.7    $512.5
Nonutility operations           21.1      24.2        .7

Total fuel expenses           $566.5    $559.9    $513.2



     Fuel expenses for utility operations in 1998 and 1997 increased 2% and 5%, respectively, due primarily to an increase in kWhs generated. The increase in kWhs generated for utility operations was primarily the result of increased bulk power sales to power marketers and other utilities.

     Fuel expenses for nonutility operations reflect the kWhs generated by the 50% of Unit No. 1 of the Fort Martin power station purchased by AYP Energy in late 1996.

     The 1998 decrease in fuel expense for nonutility operations was due to a decrease in kWhs generated as a result of a scheduled outage at the unit.

     Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under PURPA, and consists of the following items:


(Millions of Dollars)               1998      1997      1996

Purchased power:
  Utility operations:
    From PURPA generation*         $129.0    $134.8    $132.7
    Other                            50.0      41.2      47.3

       Total purchased power for
        utility operations          179.0     176.0     180.0
     Power exchanges, net             (.7)       .3       3.3
  Nonutility operations             210.5      43.5       1.1

     Purchased power and
       exchanges, net              $388.8    $219.8    $184.4

*PURPA cost (cents per kWh)           5.4       5.6       5.5


     The decrease in utility purchased power from PURPA generation in 1998 was due primarily to reduced generation at hydroelectric plants due to river flow. PURPA purchased power costs will be reduced $197 million during the period 1999-2016 related to the AES Beaver Valley nonutility generation contract as a result of the 1998 extraordinary charge. See Notes B and C to the consolidated financial statements for further information.

                                                      Allegheny Energy, Inc.



     The increase in other purchased power in 1998 for utility operations resulted primarily from increased purchases for sales. An increase in price caused by volatility in the spot prices for electricity at the wholesale level in the second and third quarters of 1998 also contributed to the increase. The decrease in 1997 was a result of decreased demand due to decreased sales to retail customers related to mild 1997 weather, as well as increased availability of the subsidiaries' power stations.

     Nonutility operations purchased power is the result of power replacement requirements and transaction opportunities by AYP Energy which began operations in late 1996. The increases in nonutility purchases in 1998 and 1997 are due primarily to an increase in volume attributable to AYP Energy's increased participation in the market and increased prices.

     The AES Warrior Run PURPA cogeneration project in Potomac Edison's Maryland service territory, scheduled to commence generation in October 1999, will increase the cost of power purchases $60 million or more annually. The settlement, described under Sales and Revenues starting on page 31, is designed to recover all such costs through 2001.

     Other operation expenses for 1998, 1997, and 1996 were as follows:


(Millions of Dollars)              1998      1997      1996

Utility operations                 $319.2    $292.3    $298.5
Nonutility operations                18.2      16.7       1.3

Total other operation expenses     $337.4    $309.0    $299.8


     The increase in utility other operation expenses in 1998 was due primarily to increased expenses related to competition and the Pennsylvania restructuring Order ($24.3 million). See Note B to the consolidated financial statements for additional information related to Pennsylvania restructuring.

     Utility other operation expenses in 1997 include $3.3 million for increased allowances for uncollectible accounts and $4.4 million of legal expenses incurred by West Penn to defend itself against an antitrust lawsuit filed by the developers of the proposed Washington Power PURPA project. The dispute was settled in December 1997. Nevertheless, utility other operation expense decreased in 1997 because of a reduction in embedded expenses achieved through the 1996 internal restructuring process. The increase in nonutility other operation expenses was due to startup expenses incurred by the Company's nonutility subsidiary, AYP Capital.

     Maintenance expenses for 1998, 1997, and 1996 were as follows:

                                                       Allegheny Energy, Inc.

(Millions of Dollars)              1998      1997      1996

Utility operations                 $212.3    $227.1    $242.5
Nonutility operations                 5.3       3.5        .8

  Total maintenance expenses       $217.6    $230.6    $243.3


     The decrease in utility maintenance in 1998 was due primarily to a management program to postpone such expenses for the year in response to limited sales growth in the first quarter due to the warm winter weather. The Company is postponing these expenses primarily by extending the time between maintenance outages. The 1997 decrease in utility maintenance expenses resulted from reduced expenses achieved through internal restructuring efforts and other cost controls. Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled. The increases in nonutility maintenance expense in 1998 and 1997, respectively, were primarily related to a 1998 planned outage for maintenance of Unit No. 1 of the Fort Martin power station, 50% owned by AYP Energy, and in 1997 due to the first full year of AYP Energy operations.

     Internal restructuring charges and an asset write-off in 1996 resulted from internal restructuring activities, which have been completed, and the write-off of previously accumulated costs related to a proposed transmission line.

     Depreciation expenses for 1998, 1997, and 1996 were as follows:

(Millions of Dollars)              1998      1997      1996

Utility operations                 $264.6    $259.1    $263.2
Nonutility operations                 5.8       6.6

Total depreciation expense         $270.4    $265.7    $263.2


     Higher utility depreciation in 1998 resulted from increased investment. The decrease in utility depreciation expense in 1997 was the result of a change in the retirement dates for West Penn for the Mitchell power station and the Pleasants power station scrubbers. The increase in nonutility depreciation expense in 1997 was the result of depreciation incurred by AYP Energy because of its purchase in October 1996 of a 50% ownership in Unit No. 1 of the Fort Martin power station.

                                                       Allegheny Energy, Inc.


     Taxes other than income taxes for 1998, 1997, and 1996 were as follows:

(Millions of Dollars)              1998      1997      1996

Utility operations                 $187.7    $181.4    $185.4
Nonutility operations                 6.9       5.6

  Total taxes other than
    income taxes                   $194.6    $187.0    $185.4

     The increase in utility taxes other than income taxes in 1998 was due primarily to increased West Virginia Business and Occupation Taxes (B&O) resulting from an adjustment for a prior period and increased property taxes. The nonutility increase in 1998 was due to gross receipts taxes resulting from higher revenues from retail customers. The 1997 increase in taxes other than income taxes was due to an increase in nonutility taxes of $5.6 million in B&O and property taxes resulting from AYP Energy's purchase of an ownership interest in the Fort Martin power station offset by a $4 million decrease in utility taxes because of a decrease in gross receipts taxes due to lower retail revenues and lower FICA taxes due to the Company's prior year internal restructuring.

     The 1997 increase in federal and state income taxes was primarily due to increased income in 1997 compared with 1996. Note F to the consolidated financial statements provides a further analysis of income tax expenses.
The decrease in allowance for other than borrowed funds used during construction of $2.8 million in 1998 reflects lower-cost short-term debt financing. The allowance for borrowed funds used during construction component of the formula receives greater weighting when short-term debt increases. The decrease also reflects adjustments of prior periods.

     The decrease in other income, net, of $9.8 million in 1998 and the increase in 1997 of $13.6 million was primarily due to 1997 increases for an interest refund on a tax-related contract settlement ($8.3 million, net of taxes) and income on the sale of land ($2.8 million, net of taxes).

     Interest on long-term debt for 1998, 1997, and 1996 was as follows:

(Millions of Dollars)              1998      1997      1996

Utility operations                 $151.0    $162.8    $164.3
Nonutility operations                10.1      10.8       2.1

  Total interest on long-term
   debt                            $161.1    $173.6    $166.4


     The decrease in interest on long-term debt in 1998 of $12.5 million resulted from reduced long-term debt and lower interest rates. Interest on nonutility long-term debt in 1997 increased due to October 1996 bank borrowings of $160 million by AYP Energy related to its purchase of an ownership interest in the Fort Martin power station. Other interest expense reflects changes in the levels of short-term debt maintained by the companies throughout the year, as well as the associated interest rates.

                                                        Allegheny Energy, Inc.

     The extraordinary charge of $466.9 million ($275.4 million after taxes) was required to reflect a write-off of certain disallowances in the Pennsylvania PUC's May and November 1998 orders as described in Notes B and C to the consolidated financial statements.

Financial Condition, Requirements, and Resources

Liquidity and Capital Requirements

     To meet cash needs for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for their construction programs, the companies have used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the companies' cash needs, and capitalization ratio objectives. The availability and cost of external financings depend upon the financial health of the companies seeking those funds and market conditions.

     Construction expenditures of all the subsidiaries in 1998 were $231 million and, for 1999 and 2000, are estimated at $315 million and $294 million, respectively. The 1999 and 2000 estimated expenditures include $63 million and $85 million, respectively, for construction of environmental control technology. It is the Company's goal to constrain future utility construction spending to the approximate level of depreciation currently in rates. The subsidiaries also have additional capital requirements for debt maturities (see Note K to the consolidated financial statements).

Internal Cash Flow

     Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $381 million in 1998, compared with $268 million in 1997. Reduced 1997 cash flow was the result of the $48 million buyout of the Washington Power PURPA project and payment of internal restructuring liabilities. Current rate levels and reduced levels of construction expenditures permitted the subsidiaries to finance all of their construction expenditures in 1998 and nearly all in 1997 with internal cash flow. As described under Environmental Issues starting on page 39, the subsidiaries could potentially face significant mandated increases in construction expenditures and operating costs related to environmental issues. Whether the regulated subsidiaries can continue to meet the majority of their construction needs with internally generated cash is largely dependent upon the outcome of these issues.

     Dividends paid on common stock in each of the years 1998 and 1997 were $1.72 per share. The dividend payout ratio, excluding the extraordinary charge and Pennsylvania settlement costs in 1998, decreased slightly from 1997.

Financing

     The Company did not issue any common stock in 1998. The shares for its Dividend Reinvestment and Stock Purchase Plan,
Employee Stock Ownership and

                                                       Allegheny Energy, Inc.


Savings Plan, and Performance Share Plan were purchased on the open stock market. Short-term debt is used to meet temporary cash needs. Short-term debt increased $52.4 million to $258.8 million in 1998. At December 31, 1998, unused lines of credit with banks were $300 million. The utility subsidiaries anticipate meeting their 1999 cash needs through internal cash generation, cash on hand, and short-term borrowings as necessary. However, West Penn is expected to issue up to $670 million of bonds to "securitize" transition costs related to its restructuring settlement described in Note B to the consolidated financial statements.

Significant Continuing Issues

Proposed Merger with DQE

     The Company believes that DQE's basis for seeking to terminate the merger (described in Note D to the consolidated financial statements) is without merit. Accordingly, the Company continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission
(SEC). It is not likely either agency will act on the requests unless the Company obtains judicial relief requiring DQE to move forward.

Electric Energy Competition

     The electricity supply segment of the electric utility industry in the United States is in the midst of becoming a competitive marketplace. The Energy Policy Act of 1992 began the process of deregulating the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become increasingly competitive as companies began to engage in nationwide power trading. In addition, some states have taken active steps toward allowing retail customers the right to choose their electricity supplier. All of the states served by the utility subsidiaries have investigated or implemented retail access to alternate electricity suppliers. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. In the absence of federal legislation, state-by-state implementation has begun.

     The Customer Choice Act in Pennsylvania has created retail access to a competitive electric energy market. Pursuant to the Customer Choice Act, all electric utilities in Pennsylvania were required in 1998 to establish and administer retail access pilot programs to 5% of the load of each class of their customers. Beginning in January 1999, two-thirds of West Penn's customers were permitted to choose an alternate electricity supplier. Remaining West Penn customers can do so in January 2000. See Note B to the consolidated financial statements for additional information on the settlement agreement reached with the Pennsylvania PUC, which included transition costs and the ability to transfer generating assets to an affiliate at net book value.

                                                      Allegheny Energy, Inc.


     One result of the Customer Choice Act is the bifurcation of electricity supply and electricity delivery into two separate businesses. The transmission and distribution (wires) business remains under the traditional regulated ratemaking, while the electricity supply business in Pennsylvania is deregulated, and its pricing will be determined by the marketplace. The wires business will have responsibility as the electricity provider of last resort and will generally obtain its electricity supply from the market, primarily by competitive bidding. Provider of last resort service will continue to be regulated and provided at capped rates. The electricity supply business will be free to sell West Penn's generation capacity and energy in the open wholesale and retail market, subject to codes of conduct and the restriction that it may not sell at retail, except under certain conditions, in West Penn's service territory through 2003. Because of these new regulations, West Penn reorganized for 1999 into a Delivery Business (wires) and a Supply Business (marketing capacity and energy). West Penn's Delivery Business will continue to provide transmission and distribution service and will bill a Competitive Transition Charge to native load customers exercising choice.

     The Maryland PSC in December 1997 issued an Order to implement retail competition in that state. The Maryland PSC's Order and its revised second Order call for a deregulation process, including a three-year phase-in beginning July 1, 2000, with recovery of prudent transition costs after mitigation. On September 10, 1998, the Maryland PSC issued a third Order which clarified certain issues and questions involved with the earlier orders. A court-approved settlement of appeals of these orders provides that the Maryland PSC orders are not final. Roundtable discussions created by the orders have been held since April 1998. The roundtable's final report to the Maryland PSC is due May 1, 1999, and the Maryland PSC's final Order in connection with the work of the roundtable is due August 1, 1999. As required by the Maryland PSC, Potomac Edison, on July 1, 1998, filed testimony in Maryland's investigation into transition costs, price protection, and unbundled rates. The filing requested recovery of transition costs and a surcharge to recover the cost of the AES Warrior Run cogeneration project which is scheduled to commence production on October 1, 1999. Hearings are scheduled to begin in April 1999. Several electricity competition bills have been introduced in the 1999 legislative session, and we continue to support bringing customer choice to Maryland customers.

     Throughout 1998, a Subcommittee of the Virginia General Assembly studied electric utility restructuring and made recommendations to the General Assembly. The process led to the introduction of detailed restructuring legislation in both the House and Senate in the 1999 session. The legislation would implement a transition to choice beginning in 2002. The Senate passed the bill and referred it to the House. We expect the bill to be signed into law this year.

     In December 1996, the Public Service Commission of West Virginia (W.Va. PSC) issued an Order initiating a general investigation regarding the restructuring of the regulated electric utility industry. A task force was established to further investigate restructuring issues. Legislation passed in March 1998 directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan, which meets the dictates and goals of the

                                                      Allegheny Energy, Inc.

legislation, and to then submit that plan to the Legislature for review and possible approval. The W.Va. PSC has since issued an Order setting a schedule for a series of hearings this summer on major issues such as transition costs, codes of conduct, and customer protections.

     The Public Utilities Commission of Ohio (Ohio PUC) has continued informal roundtable discussions on issues concerning competition in the electric utility industry. The Governor established a legislative committee from members of both the Senate and House to further review issues regarding deregulation. Several bills on restructuring and deregulation have been introduced in the Ohio Legislature and are subject to continuing hearings and negotiations at the committee level.

     Fully meeting challenges in the emerging competitive environment will be challenging for the Company unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 of PURPA, are repealed or significantly revised. The Company continues to advocate the repeal or reform of PUHCA and PURPA on the grounds that they are obsolete and anti-competitive, and that PURPA, in particular, results in utility customers paying above-market prices for power.

Business Strategy

     Generation will continue to be a core part of the Company's business. The Company's goal is to grow generation through building and buying generating facilities. The energy delivery or wires business will also continue to be a core part of the Company's business. The Company plans to expand the energy delivery business primarily through acquisitions of other electric distribution properties. Existing nonutility businesses, primarily telecommunications, that are closely tied to our core business will continue to be developed.

     The Company's settlement agreement in Pennsylvania permitted the transfer of West Penn's 3,722 MW of generating capacity to a new, unregulated, wholly owned subsidiary. The Company plans to transfer these generating assets at book value. The unregulated generation will be sold in both the wholesale and retail competitive marketplace, allowing greater earnings growth potential, subject to market risk, while allowing us to capitalize on the Company's strengths in the generation business.

     The Company continues to study ways to meet existing and future increases in regulated customer demand, including new and efficient electric technologies, construction of various types and sizes of generating units, increasing the efficiency and availability of Company generating facilities, reducing internal electrical use and transmission and distribution losses, and acquisition of energy and capacity from third-party suppliers.


Environmental Issues

     In the normal course of business, the subsidiaries are subject to various contingencies and uncertainties relating to their operations and

                                                       Allegheny Energy, Inc.

construction programs, including legal actions and regulations and uncertainties related to environmental matters.

     The significant costs of complying with Title IV (acid rain) provisions of Phase I of the Clean Air Act Amendments of 1990
(CAAA) have been incurred and are being recovered currently from customers in rates. The Company estimates that its banked emission allowances will allow it to comply with Phase II sulfur dioxide (SO2) limits through 2005. Studies to evaluate cost-effective options to comply with Phase II limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.

     Title I of the CAAA established an Ozone Transport Commission to ascertain additional nitrogen oxides (NOx) reductions to allow the Ozone Transport Region (OTR) to meet the ozone National Ambient Air Quality Standards (NAAQS). Under terms of a Memorandum of Understanding (MOU) among the OTR states, the Company's generating stations located in Maryland and Pennsylvania were required to reduce NOx emissions by approximately 55% from the 1990 baseline emissions, with a compliance date of May 1999. Further reductions of 75% from the 1990 baseline may be required by May 2003 under Phase III of the MOU. However, this reduction will most likely be suspended by the proposed NOx State Implementation Plan (SIP) call rule discussed below. While the SIP call is being litigated, the Company is making preliminary plans to comply by applying NOx reduction facilities to existing units at various power stations. If reductions of 75% are required, installation of post-combustion control technologies would be very expensive. Pennsylvania and Maryland promulgated regulations to implement Phase II of the MOU in November 1997 and May 1998, respectively.

     The Ozone Transport Assessment Group issued its final report in June 1997 that recommended the Environmental Protection Agency
(EPA) consider a range of NOx controls between existing CAAA Title IV controls and the less stringent of 85% reduction from the 1990 emission rate or 0.15 lb/mmBtu. The EPA initiated the regulatory process to adopt the recommendations and issued its final NOx SIP call rule on September 24, 1998. The EPA's SIP call rule finds that 22 eastern states (including Maryland, Pennsylvania, and West Virginia) and the District of Columbia are all contributing significantly to ozone nonattainment in downwind states. The final rule declares that this downwind nonattainment will be eliminated (or sufficiently mitigated) if the upwind states reduce their NOx emissions by an amount that is precisely set by the EPA on a state-by-state basis. The final SIP call rule requires that all state-adopted NOx reduction measures must be incorporated into SIPs by September 24, 1999, and must be implemented by May 1, 2003. The Company's compliance with these requirements would require the installation of post-combustion control technologies on most, if not all, of its power stations. The Company continues to work with other coal-burning utilities and other affected constituencies in coal-producing states to challenge this EPA action.

     In August 1997, eight northeastern states filed Section 126 petitions with the EPA requesting the immediate imposition of up to an 85% NOx reduction from utilities located in the Midwest and Southeast (West Virginia included). The petitions claim NOx emissions from these upwind sources are

                                                       Allegheny Energy, Inc.


preventing their attainment with the ozone standard. In December 1997, the petitioning states and the EPA signed a Memorandum of Agreement to address these petitions in conjunction with the related SIP call mentioned above. In October 1998, the EPA proposed approval of the petitions. However, the EPA believes implementation of the NOx SIP call will alleviate the need to grant the petitions. The
EPA intends to issue a final rule by April 1999.

     The EPA is required by law to regularly review the NAAQS for criteria pollutants. Recent court orders in litigation by the American Lung Association have expedited these reviews. The EPA in 1996 decided not to revise the SO2 and NOx standards. Revisions to particulate matter and ozone standards were proposed by the EPA in 1996 and finalized in July 1997. State attainment plans to meet the revised standards will not be developed for several years. Also, in July 1997, the EPA proposed regional haze regulations to improve visibility in Class I federal areas (national parks and wilderness areas). If finalized, subsequent state regulations could require additional reduction of SO2 and/or NOx emissions from Company facilities. The effect on the Company of revision to any of these standards or regulations is unknown at this time, but could be substantial.

     The final outcome of the revised ambient standards, Phase III of the MOU, SIP calls, and Section 126 petitions cannot be determined at this time. All are being challenged by rulemaking, petition, and/or the litigation process. Implementation dates are also uncertain at this time, but could be as early as 2003, which would require substantial capital expenditures in the 1999-2000 period. The Company's construction forecast includes the expenditure of $360 million of capital costs during the 1999-2003 period to comply with the SIP call.

     Climate change is alleged to be the result of the atmospheric accumulation of certain gases collectively referred to as greenhouse gases (GHG), the most significant of which is carbon dioxide (CO2). Human activities, particularly combustion of fossil fuels, are alleged to be responsible for this accumulation of GHG. The Clinton Administration has signed an international treaty called the Kyoto Protocol, which will require the United States to reduce emissions of GHG by 7% from 1990 levels in the 2008-2012 time period. The United States Senate must ratify the Kyoto Protocol before it enters into force. The Senate passed a resolution in 1997 that placed two conditions on entering into any international climate change treaty. First, any treaty must include all nations, and, second, any treaty must not cause serious harm to the United States' economy. The Kyoto Protocol does not appear to satisfy either of these conditions, and, therefore, the Clinton Administration has withheld it from consideration by the Senate. Because coal combustion in power plants produces about 33% of the United States' CO2 emissions, implementation of the Kyoto Protocol would raise considerable uncertainty about the future viability of coal as a fuel source for new and existing power plants.

     The utility subsidiaries previously reported that the EPA had identified them as potentially responsible parties, along with approximately 175 others, in a Superfund site subject to cleanup. A final determination has not been made for the utility subsidiaries' share of the remediation costs based on the amount of materials sent to the site. The utility subsidiaries

                                                        Allegheny Energy, Inc.


have also been named as defendants along with multiple other defendants in pending asbestos cases involving one or more plaintiffs. The utility subsidiaries believe that provisions for liability and insurance recoveries are such that final resolution of these claims will not have a material effect on their financial position.

Independent Transmission System Operator

     The Company conditionally executed a membership agreement with the Midwest Independent System Operator expressly contingent upon consummation of a proposed merger with DQE. The membership agreement was entered into on April 9, 1998, and filed with the FERC on April 13, 1998. The Company's membership status remains conditional upon the outcome of the merger. Many industry participants, including customers and regulatory authorities, believe that an entity independent of the utilities which own the transmission systems is needed to operate the systems to ensure nondiscriminatory access to the transmission systems by all users. Should these beliefs result in a mandate, the Company may either voluntarily or involuntarily sustain membership or achieve new membership in some form of Independent System Operator.

Year 2000 Readiness Disclosure

     As the Year 2000 (Y2K) approaches, most organizations, including the Company, could experience serious problems related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company is proceeding with a comprehensive effort to continue operations without significant problems in 2000 and beyond. An Executive Task Force is coordinating the efforts of 24 separate Y2K Teams, representing all business and support units in the Company.

     In May 1998, the North American Electric Reliability Council
(NERC), of which the Company is a member, accepted a request from the United States Department of Energy to coordinate the industry's Y2K efforts. The electric utility industry and the Company have segmented the Y2K problem into the following components:
-    Computer hardware and software;
-    Embedded chips in various equipment; and
- Vendors and other organizations on which the Company relies for critical materials and services.

     The industry's and the Company's efforts for each of these three components include assessment of the problem areas and remediation, testing, and contingency plans for critical functions for which remediation and testing are not possible or which do not provide reasonable assurance.

     The NERC has established a goal of having the industry achieve a state of Y2K readiness for critical systems by June 30, 1999, and, to monitor progress, requires each utility to prepare and submit a monthly report showing progress and dated plans. By Order dated July 9, 1998, the Pennsylvania PUC initiated a proceeding requiring each utility that cannot meet a Y2K readiness date of March 31, 1999, for mission critical systems to

                                                       Allegheny Energy, Inc.


file contingency plans by that date. The Company's Y2K plans are designed to achieve the NERC and Pennsylvania PUC goals.

     Integrated electric utilities are uniquely reliant on each other to avoid, in a worst case situation, cascading failure of the entire electrical system. The Company is working with the Edison Electric Institute, the Electric Power Research Institute, the NERC, and the East Central Area Reliability Agreement group to capitalize on industry-wide experiences and to participate in industry-wide testing and contingency planning. The NERC, on January 11, 1999, issued a press release stating, based on the individual NERC reports it had received from 98% of the electrical industry, that "although there is clearly much more work to be done, we have found that North America's electric power supply and delivery systems are well on their way to being Y2K ready."

     The SEC requires that each company disclose its estimate of the "most reasonably likely worst case scenario" of a negative Y2K event. Since the Company and the industry are working diligently to avoid any disruption of electric service, the Company does not believe it or its customers will experience any significant long-term disruptions of electric service. It is the Company's opinion that the "most reasonably likely worst case scenario" is that there could be isolated problems at various Company facilities or at the facilities of neighboring utilities that may have somehow escaped discovery in the identification, remediation, and testing process, and that these problems may cause isolated disruptions of service. All utilities, including the Company, have experience in the implementation of existing emergency plans and are currently expanding their emergency plans to include contingency plans to respond quickly to any such events.

     The Company is aware of the importance of electricity to its customers and is using its best efforts to avoid any serious Y2K problems. Despite the Company's best efforts, including working with internal resources, external vendors, and industry associations, the Company cannot guarantee that it will be able to conduct all of its operations without Y2K interruptions. To the extent that any Y2K problem may be encountered, the Company is committed to resolution as expeditiously as possible to minimize the effect of any such event.

     Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the remaining Y2K work is significant, it primarily represents a labor-intensive effort of remediation, component testing, multiple systems testing, documentation, and contingency planning. While outside contractors and equipment vendors will be employed for some of the work, the Company believes it must rely on its own employees for most of the effort because of their experience with the Company's systems and equipment. The Company currently estimates that its total incremental expenditures for the Y2K effort since it began identification of Y2K costs will be within a range of $15 to $20 million. Of that amount, about $9 million has been incurred through 1998.

                                                       Allegheny Energy, Inc.


     The descriptions herein of the Company's Y2K effort are made pursuant to the Year 2000 Information and Readiness Disclosure Act. Forward-looking statements herein are made pursuant to the Private Securities Litigation Reform Act of 1995. Of necessity, the Company's Y2K effort is based on estimates of assessment, remediation, testing, and contingency planning activities. There can be no assurance that actual results will not materially differ from expectations.

                                                     Monongahela Power Company

                    1998 Financial Statements



                                                  Monongahela Power Company


                                                   Part of Allegheny Energy

                                                   Monongahela Power Company


MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by Monongahela Power Company (the Company), the proposed merger of Allegheny Energy, Inc. (Allegheny Energy) with DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental, legislative, and regulatory changes; future economic conditions; developments relating to the proposed merger of Allegheny Energy with DQE, including expenses that may be incurred in litigation; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.

SIGNIFICANT EVENTS IN 1998, 1997, AND 1996

Merger with DQE

See Page 7 and also Note B to the financial statements for information about the proposed merger of Allegheny Energy with DQE.

Internal Restructuring

In 1994, the Allegheny Energy integrated electric utility system (the System), including the Company, initiated an internal restructuring process to consolidate and re-engineer their utility operations to meet the competitive challenges of the changing electric utility industry. As a result of this process, the System reduced employment by about 1,000 employees through a voluntary separation plan, attrition and layoffs, and changed processes to obtain efficiencies to reduce operating and maintenance (O&M) costs. This process resulted in internal restructuring charges in 1996 as described in Note C to the financial statements.

                                                    Monongahela Power Company

REVIEW OF OPERATIONS

Earnings Summary


(Millions of Dollars)                                      Earnings
                                                    1998     1997     1996

Operations....................................    $82.4    $80.5    $76.1

Expenses related to internal restructuring
  activities..................................                      (14.6)

Net Income....................................    $82.4    $80.5    $61.5


The increase in 1998 earnings from operations resulted from increased kilowatt-hour (kWh) sales to commercial and industrial customers and from reduced power station O&M spending. The 1996 restructuring costs resulted from internal restructuring initiated in 1994 which is described in Note C to the financial statements and Internal Restructuring on page 1. The increase in 1997 earnings from operations resulted primarily from reductions in O&M expenses from the internal restructuring process and additional actions taken during the year to achieve further O&M reductions in response to significant decreases in residential kWh sales caused primarily by mild weather. Also contributing to the increase was additional revenues due to a change in allocation of affiliated transmission services, increased generating capacity sales to an affiliate, and an interest refund on a tax-related contract settlement by the Company's 27% owned subsidiary, Allegheny Generating Company (AGC), recorded in other income as increased equity in earnings of AGC.

Sales and Revenues

Percentage changes in revenues and kWh sales in 1998 and 1997 by major retail customer classes were:

                                   1998 vs. 1997           1997 vs. 1996
                                 Revenues      kWh       Revenues      kWh

Residential.................       0.5%       (0.3)%      (3.0)%     (1.8)%
Commercial..................       6.4         5.8        (2.3)      (1.0)
Industrial..................       6.0         5.5        (2.1)       4.0
  Total.....................       4.0%        4.0 %      (2.5)%      1.3 %


The changes in residential kWh sales, which are more weather sensitive than the other classes, were due primarily to changes in customer usage because of weather conditions. The growth in the number of residential customers was .6% and .8% in 1998 and 1997, respectively. The weather in 1997 was mild in both the early and late winter and in the summer, causing the 1.8% decrease in residential kWh sales.

                                                   Monongahela Power Company



Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The 5.8% increase in 1998 reflects growth in the number of customers and increased usage. The increases in industrial kWh sales in 1998 and 1997 were primarily due to increased sales to one of the Company's customers who switched an additional portion of their load requirements to the Company in September 1997.

Changes in revenues from retail customers resulted from the following:

                                                  Changes from Prior Year
(Millions of Dollars)                         1998 vs. 1997   1997 vs. 1996

Fuel clauses...............................        $11.8         $(10.2)
All other..................................          8.7           (3.0)
  Net change in retail revenues............        $20.5         $(13.2)


Revenues reflect not only changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which have little effect on net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customers' bills through fuel clauses.

All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The increase in 1998 all other retail revenues was primarily the result of increased customer usage and growth in the number of customers. The decrease in 1997 all other retail revenues is primarily the result of mild weather in 1997.

Wholesale and other revenues were as follows:

(Millions of Dollars)                         1998        1997       1996

Wholesale customers......................    $ 5.2       $ 4.9      $ 5.0
Affiliated companies.....................     77.3        83.6       74.9
Street lighting and other................      6.9         7.1        6.6
  Total wholesale and other revenues.....    $89.4       $95.6      $86.5


Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under Federal Energy Regulatory Commission (FERC) regulation. Competition in the wholesale market for electricity was initiated by the National Energy Policy Act of 1992, which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. All of the Company's wholesale customers have signed contracts to remain as customers until December 1, 2000.

Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and

                                                    Monongahela Power Company

transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy. The decrease in such revenues in 1998 resulted primarily from decreased generating capacity sales ($4.7 million).
 The increase in 1997 resulted primarily from an increase in the allocation of transmission services revenues and increased generating capacity sales ($6.5 million).


Bulk power transactions include sales of bulk power and transmission services to power marketers and other utilities.
Bulk power and transmission services sales for 1998, 1997, and 1996 were as follows:

                                               1998        1997       1996
KWh Transactions (in billions):
  Bulk power...............................      .3          .3         .2
  Transmission services to
    nonaffiliated companies................     1.9         3.0        4.2
      Total................................     2.2         3.3        4.4

Revenues (in millions):
  Bulk power...............................   $ 8.5       $ 7.3      $ 4.8
  Transmission services to
    nonaffiliated companies................    11.3        10.0       12.6
      Total................................   $19.8       $17.3      $17.4


The 1998 increase in revenues from bulk power was due to increased sales that occurred primarily in the second quarter as a result of warm weather which increased the demand and price for energy. In 1998, revenues from transmission services were affected by a revenue refund resulting from a reduction in the Company's standard transmission rate and rates for ancillary services which were recently approved by the FERC. A provision of $1.7 million for these rate reductions was recorded in 1998, with the revenues to be refunded to customers in the first quarter of 1999.

Revenues from transmission services to nonaffiliated companies in 1998 increased, despite decreased transmission services activity. The increase in revenues was due in part to transmission services' reservation charges paid to the Company by others for the right to transmit energy. Transmission services activity was affected as a result of some of the reservations to transmit energy not being used. Revenues from transmission services to nonaffiliated companies in 1997 decreased due to reduced demand, primarily because of mild weather.

In June and July 1998, certain events combined to produce significant volatility in the spot prices for electricity at the wholesale level. These events included extremely hot weather, Midwest generation unit outages, and transmission constraints. Wholesale prices for electricity rose from a normal range of from $25-$40 per megawatt-hour (mWh) to as high as $3,500-$7,000 per mWh. The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, are currently recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses, either positively or negatively, depends on whether the Company is a net

                                                    Monongahela Power Company

buyer or seller of electricity during such periods. The impact of such price volatility in June and the third quarter of 1998 was insignificant to the Company because changes are passed through to customers through operation of fuel clauses.

Operating Expenses

Fuel expenses increased 1.9% in 1998 due primarily to an increase in kWhs generated. The 4.1% increase in 1997 was caused by a 2.4% increase in kWh's generated, a 1.4% increase in average fuel prices, and a .3% increase in the average heat rate of the generating stations. The increases in kWh's generated in 1998 and 1997 were primarily the result of increased retail sales and bulk power sales to power marketers and other utilities.

Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to AGC, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the System at any given time, and consists of the following items:

(Millions of Dollars)                          1998        1997       1996

Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*................    $65.5       $69.8     $ 69.1
    Other.................................     11.6         9.6       11.3
  Power exchanges, net....................      (.2)         .1         .9
Affiliated transactions:
  AGC capacity charges....................     18.4        18.5       20.2
  Energy and spinning reserve charges.....       .3          .3         .1
    Purchased power and exchanges, net....    $95.6       $98.3     $101.6

*PURPA cost (cents per kWh)                     5.1         5.3        5.3


The decrease in purchased power from PURPA generation in 1998 was due primarily to reduced generation at hydroelectric plants due to river flow. The increase in other purchased power in 1998 resulted primarily from increased purchases for sales. An increase in price caused by volatility in the spot prices for electricity at the wholesale level in the second and third quarters of 1998 also contributed to the increase. The decrease in other purchased power in 1997 was a result of decreased demand due to decreased sales related to mild 1997 weather.

None of the Company's purchased power contracts are capitalized since there are no minimum payment requirements absent associated kWh generation and under a regulated environment recovery of the costs are reasonably assured.

The increase in other operation expenses in 1998 resulted primarily from increases in salaries and wages and employee benefits, increased property insurance expense due in part to a prior period adjustment, and an increase in expense related to Year 2000 readiness. Other operation expenses in 1997

                                                    Monongahela Power Company

include $1.7 million for increased allowances for uncollectible accounts. Nevertheless, other operation expense decreased in 1997 because of a reduction in embedded expenses achieved through the 1996 internal restructuring process.

The decrease in maintenance expenses in 1998 was due primarily to a management program to postpone such expenses for the year in response to limited sales growth in the first quarter due to the warm winter weather. The Company is postponing these expenses primarily by extending the time between maintenance outages. The 1997 decrease in maintenance expenses resulted from reduced expenses achieved through internal restructuring efforts and other cost controls. Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system.

Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

Internal restructuring charges in 1996 resulted from internal restructuring activities, which have been completed.

Depreciation expense in 1998 and 1997 increased $2.0 million and $1.1 million, respectively, due to increased investment.

Taxes other than income taxes increased $6.0 million in 1998 due primarily to West Virginia Business and Occupation Taxes resulting from an adjustment for a prior period and increased property taxes. The decrease in 1997 taxes other than income taxes was because of a decrease in gross receipts taxes due to lower retail revenues and lower FICA taxes due to the Company's prior year internal restructuring.

The increases in federal and state income taxes were primarily due to increased income before income taxes. Note D to the financial statements provides a further analysis of income tax expenses.

The decrease in other income, net, of $2.4 million in 1998 and the increase in 1997 of $1.7 million was primarily due to a 1997 interest refund on a tax-related contract settlement ($2.2 million, net of taxes) received by the Company's subsidiary, AGC.

The decrease in interest on long-term debt in 1998 of $3.7 million resulted from reduced long-term debt and lower interest rates. Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates.

                                                    Monongahela Power Company

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for its construction program, the Company has used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capitalization ratio objectives. The availability and cost of external financings depend upon the financial health of the companies seeking those funds and market conditions.

Construction expenditures in 1998 were $73 million and, for 1999 and 2000, are estimated at $76 million and $79 million, respectively. The 1999 and 2000 estimated expenditures include $13 million and $20 million, respectively, for construction of environmental control technology. It is the Company's goal to constrain future construction spending to the approximate level of depreciation currently in rates. The Company also has additional capital requirements for debt maturities (see Note J to the financial statements).

Internal Cash Flow

Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $108 million in 1998, compared with $65 million in 1997. Reduced 1997 cash flow was primarily the result of the payment of internal restructuring and other liabilities. Current rate levels and reduced levels of construction expenditures permitted the Company to finance all of its construction expenditures in 1998 and nearly all in 1997 with internal cash flow. As described under Environmental Issues starting on page 9, the Company could potentially face significant mandated increases in construction expenditures and operating costs related to environmental issues. Whether the Company can continue to meet the majority of its construction needs with internally generated cash is largely dependent upon the outcome of these issues.

Financing

Short-term debt is used to meet temporary cash needs. Short-term debt, including notes payable to affiliates under the money pool, decreased $9.3 million to $49.0 million in 1998. At December 31, 1998, the Company had Securities and Exchange Commission (SEC) authorization to issue up to $106 million of short-term debt.
The Company and its regulated affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. The Company anticipates meeting its 1999 cash needs through internal cash generation, cash on hand, and short-term borrowings as necessary.

                                                    Monongahela Power Company


SIGNIFICANT CONTINUING ISSUES

Proposed Merger with DQE

Allegheny Energy believes that DQE's basis for seeking to terminate the merger (described in Note B to the financial statements) is without merit. Accordingly, Allegheny Energy continues to seek the remaining regulatory approvals from the Department of Justice and the SEC. It is not likely either agency will act on the request unless Allegheny Energy obtains judicial relief requiring DQE to move forward.

Electric Energy Competition

The electricity supply segment of the electric utility industry in the United States is in the midst of becoming a competitive marketplace. The Energy Policy Act of 1992 began the process of deregulating the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become increasingly competitive as companies began to engage in nationwide power trading. In addition, some states have taken active steps toward allowing retail customers the right to choose their electricity supplier. All of the states served by the utility subsidiaries of Allegheny Energy have investigated or implemented retail access to alternate electricity suppliers. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. In the absence of federal legislation, state-by-state implementation has begun.

The Company has franchised regulated customers in West Virginia and Ohio.

In West Virginia, the Public Service Commission of West Virginia (W.Va. PSC) issued an Order in December 1996 initiating a general investigation regarding the restructuring of the regulated electric utility industry. A task force was established to further investigate restructuring issues. Legislation passed in March 1998 directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan, which meets the dictates and goals of the legislation, and to then submit that plan to the Legislature for review and possible approval. The W.Va. PSC has since issued an Order setting a schedule for a series of hearings this summer on major issues such as transition costs, codes of conduct, and customer protections.

In Ohio, the Public Utilities Commission of Ohio has continued informal roundtable discussions on issues concerning competition in the electric utility industry. The Governor established a legislative committee from members of both the Senate and House to further review issues regarding deregulation. Several bills on restructuring and deregulation have been introduced in the Ohio Legislature and are subject to continuing hearings and negotiations at the committee level.

The status of electric energy competition in Maryland, Virginia, and Pennsylvania in which affiliates of the Company serve are as follows.

                                                   Monongahela Power Company

In Maryland, the Maryland Public Service Commission (Maryland
PSC) in December 1997 issued an Order to implement retail competition in that state. The Maryland PSC's Order and its revised second Order, call for a deregulation process, including a three-year phase-in beginning July 1, 2000, with recovery of prudent transition costs after mitigation. The Maryland PSC subsequently issued a third Order which clarified certain issues and questions involved with the earlier Orders. A court-approved settlement of appeals of these Orders provides that the Maryland PSC Orders are not final. The Company's Maryland affiliate, The Potomac Edison Company (Potomac Edison), is subject to these orders and appeals.

In Virginia, a Subcommittee of the Virginia General Assembly studied electric utility restructuring and made recommendations to the General Assembly throughout 1998. The process led to the introduction of detailed restructuring legislation in both the House and Senate in the 1999 session. The legislation would implement a transition to choice beginning in 2002. The Senate passed the bill and referred it to the House. It is expected that the bill will be signed into law this year. The Company's affiliate, Potomac Edison, is subject to this action.

In Pennsylvania, the Electricity Generation Customer Choice and Competition Act has created retail access to a competitive electric energy market. The Company's Pennsylvania affiliate, West Penn Power Company (West Penn), is subject to this Act. Beginning in January 1999, two-thirds of West Penn's customers were permitted to choose an alternate electricity supplier. Remaining West Penn customers can do so in January 2000. As a result of a Pennsylvania Public Utility Commission (Pennsylvania
PUC) Order and settlement agreement, West Penn determined that under the provisions of Statement of Financial Accounting Standards No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," in 1998 an extraordinary charge of $466.9 million ($275.4 million after taxes) was required to reflect a write-off of certain disallowances. In addition, charges of $40.3 million ($23.7 million after taxes) related to West Penn's revenue refund and energy program payments were also recorded.

Fully meeting challenges in the emerging competitive environment will be challenging for the Company unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 of PURPA, are repealed or significantly revised. Allegheny Energy continues to advocate the repeal or reform of PUHCA and PURPA on the grounds that they are obsolete and anti-competitive, and that PURPA, in particular, results in utility customers paying above-market prices for power.

Business Strategy

Generation will continue to be a core part of Allegheny Energy's business. Allegheny Energy's goal is to grow generation through building and buying generating facilities. The energy delivery or wires business will also continue to be a core part of Allegheny Energy's business. Allegheny Energy plans to expand the energy delivery business primarily through acquisitions of other electric distribution properties.

                                                   Monongahela Power Company


The settlement agreement for the Company's affiliate, West Penn, in Pennsylvania permitted the transfer of its 3,722 MW of generating capacity to a new, unregulated company that is expected to be a wholly owned subsidiary of West Penn. West Penn plans to transfer these generating assets at book value. The unregulated generation will be sold in both the wholesale and retail competitive marketplace, allowing greater earnings growth potential, subject to market risk, while allowing Allegheny Energy to capitalize on its strengths in the generation business.

Allegheny Energy continues to study ways to meet existing and future increases in regulated customer demand, including new and efficient electric technologies, construction of various types and sizes of generating units, increasing the efficiency and availability of Company generating facilities, reducing internal electrical use and transmission and distribution losses, and acquisition of energy and capacity from third-party suppliers.

Environmental Issues

In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. The significant costs of complying with Title IV (acid rain) provisions of Phase I of the Clean Air Act Amendments of 1990
(CAAA) have been incurred and are being recovered currently from customers in rates. The Company estimates that its banked emission allowances will allow it to comply with Phase II sulfur dioxide (SO2) limits through 2005. Studies to evaluate cost-effective options to comply with Phase II limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.

Title I of the CAAA established an Ozone Transport Commission to ascertain additional nitrogen oxides (NOx) reductions to allow the Ozone Transport Region (OTR) to meet the ozone National Ambient Air Quality Standards (NAAQS). Under terms of a Memorandum of Understanding (MOU) among the OTR states, the Company's generating station located in Pennsylvania was required to reduce NOx emissions by approximately 55% from the 1990 baseline emissions, with a compliance date of May 1999. Further reductions of 75% from the 1990 baseline may be required by May 2003 under Phase III of the MOU. However, this reduction will most likely be suspended by the proposed NOx State Implementation Plan (SIP) call rule discussed below. While the SIP call is being litigated, the Company is making preliminary plans to comply by applying NOx reduction facilities to existing units at various power stations. If reductions of 75% are required, installation of post-combustion control technologies would be very expensive. Pennsylvania promulgated regulations to implement Phase II of the MOU in November 1997.

The Ozone Transport Assessment Group issued its final report in June 1997 that recommended the Environmental Protection Agency
(EPA) consider a range of NOx controls between existing CAAA Title IV controls and the less stringent of 85% reduction from the 1990 emission rate or 0.15 lb/mmBtu. The EPA initiated the regulatory process to adopt the recommendations and issued its final NOx SIP call rule on September 24, 1998. The EPA's SIP call rule finds that 22 eastern states (including Maryland, Pennsylvania, and West Virginia) and the District of Columbia are all contributing significantly to ozone

                                                   Monongahela Power Company


nonattainment in downwind
states. The final rule declares that this downwind nonattainment will be eliminated (or sufficiently mitigated) if the upwind states reduce their NOx emissions by an amount that is precisely set by the EPA on a state-by-state basis. The final SIP call rule requires that all state-adopted Nox reduction measures must be incorporated into SIPs by September 24, 1999, and must be implemented by May 1, 2003. The Company's compliance with these requirements would require the installation of post-combustion control technologies on most, if not all, of its power stations. The Company continues to work with other coal-burning utilities and other affected constituencies in coal-producing states to challenge this EPA action.

In August 1997, eight northeastern states filed Section 126 petitions with the EPA requesting the immediate imposition of up to an 85% NOx reduction from utilities located in the Midwest and Southeast (West Virginia included). The petitions claim NOx emissions from these upwind sources are preventing their attainment with the ozone standard. In December 1997, the petitioning states and the EPA signed a Memorandum of Agreement to address these petitions in conjunction with the related SIP call mentioned above. In October 1998, the EPA proposed approval of the petitions. However, the EPA believes implementation of the NOx SIP call will alleviate the need to grant the petitions. The EPA intends to issue a final rule by April 1999.

The EPA is required by law to regularly review the NAAQS for criteria pollutants. Recent court orders in litigation by the American Lung Association have expedited these reviews. The EPA in 1996 decided not to revise the SO2 and NOx standards. Revisions to particulate matter and ozone standards were proposed by the EPA in 1996 and finalized in July 1997. State attainment plans to meet the revised standards will not be developed for several years. Also, in July 1997, the EPA proposed regional haze regulations to improve visibility in Class I federal areas (national parks and wilderness areas). If finalized, subsequent state regulations could require additional reduction of SO2 and/or NOx emissions from Company facilities. The effect on the Company of revision to any of these standards or regulations is unknown at this time, but could be substantial.

The final outcome of the revised ambient standards, Phase III of the MOU, SIP calls, and Section 126 petitions cannot be determined at this time. All are being challenged by rulemaking, petition, and/or the litigation process. Implementation dates are also uncertain at this time, but could be as early as 2003, which would require substantial capital expenditures in the 1999-2000 period. The Company's construction forecast includes the expenditure of $96 million of capital costs during the 1999-2003 period to comply with the SIP call.

Climate change is alleged to be the result of the atmospheric accumulation of certain gases collectively referred to as greenhouse gases (GHG), the most significant of which is carbon dioxide (CO2). Human activities, particularly combustion of fossil fuels, are alleged to be responsible for this accumulation of GHG. The Clinton Administration has signed an international treaty called the Kyoto Protocol, which will require the United States to reduce emissions of GHG by 7% from 1990 levels in the 2008-2012 time period. The United States Senate must ratify the Kyoto Protocol before it enters into force. The Senate passed a resolution in 1997 that placed two conditions on

                                                   Monongahela Power Company


 entering into
any international climate change treaty. First, any treaty must include all nations, and, second, any treaty must not cause serious harm to the Unites States' economy. The Kyoto Protocol does not appear to satisfy either of these conditions, and, therefore, the Clinton Administration has withheld it from consideration by the Senate. Because coal combustion in power plants produces about 33% of the Unites States' CO2 emissions, implementation of the Kyoto Protocol would raise considerable uncertainty about the future viability of coal as a fuel source for new and existing power plants.

The Company previously reported that the EPA had identified the Company and its regulated affiliates as potentially responsible parties, along with approximately 175 others, in a Superfund site subject to cleanup. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. The Company and its regulated affiliates have also been named as defendants along with multiple other defendants in pending asbestos cases involving one or more plaintiffs. The Company believes that provisions for liability and insurance recoveries are such that final resolution of these claims will not have a material effect on its financial position.


Independent Transmission System Operator

Allegheny Energy conditionally executed a membership agreement with the Midwest Independent System Operator expressly contingent upon consummation of a proposed merger with DQE. The membership agreement was entered into on April 9, 1998, and filed with the FERC on April 13, 1998. Allegheny Energy's membership status remains conditional upon the outcome of the merger. Many industry participants, including customers and regulatory authorities, believe that an entity independent of the utilities which own the transmission systems is needed to operate the systems to ensure nondiscriminatory access to the transmission systems by all users. Should these beliefs result in a mandate, Allegheny Energy may either voluntarily or involuntarily sustain membership or achieve new membership in some form of Independent System Operator.

Year 2000 Readiness Disclosure

As the Year 2000 (Y2K) approaches, most organizations, including the Company, could experience serious problems related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company and its affiliates in the System are proceeding with a comprehensive effort to continue operations without significant problems in 2000 and beyond. An Executive Task Force is coordinating the efforts of 24 separate Y2K Teams, representing all business and support units in the System.

                                                   Monongahela Power Company


In May 1998, the North American Electric Reliability Council
(NERC), of which the System is a member, accepted a request from the United States Department of Energy to coordinate the industry's Y2K efforts. The electric utility industry and the System have segmented the Y2K problem into the following components:

-    Computer hardware and software;

-    Embedded chips in various equipment; and

- Vendors and other organizations on which the System relies for critical materials and services.

The industry's and the System's efforts for each of these three components include assessment of the problem areas and remediation, testing, and contingency plans for critical functions for which remediation and testing are not possible or which do not provide reasonable assurance.

The NERC has established a goal of having the industry achieve a state of Y2K readiness for critical systems by June 30, 1999, and, to monitor progress, requires each utility to prepare and submit a monthly report showing progress and dated plans. By Order dated July 9, 1998, the Pennsylvania PUC initiated a proceeding requiring each utility that cannot meet a Y2K readiness date of March 31, 1999, for mission critical systems to file contingency plans by that date. The System's Y2K plans are designed to achieve the NERC and Pennsylvania PUC goals.

Integrated electric utilities are uniquely reliant on each other to avoid, in a worst case situation, cascading failure of the entire electrical system. The System is working with the Edison Electric Institute, the Electric Power Research Institute, the NERC, and the East Central Area Reliability Agreement group to capitalize on industry-wide experiences and to participate in industry-wide testing and contingency planning. The NERC, on January 11, 1999, issued a press release stating, based on the individual NERC reports it had received from 98% of the electrical industry, that "although there is clearly much more work to be done, we have found that North America's electric power supply and delivery systems are well on their way to being Y2K ready."

The SEC requires that each company disclose its estimate of the "most reasonably likely worst case scenario" of a negative Y2K event. Since the Company and the industry are working diligently to avoid any disruption of electric service, the Company does not believe it or its customers will experience any significant long-term disruptions of electric service. It is the Company's opinion that the "most reasonably likely worst case scenario" is that there could be isolated problems at various Company facilities or at the facilities of neighboring utilities that may have somehow escaped discovery in the identification, remediation, and testing process, and that these problems may cause isolated disruptions of service. All utilities, including the Company, have experience in the implementation of existing emergency plans and are currently expanding their emergency plans to include contingency plans to respond quickly to any such events.

                                                   Monongahela Power Company


The Company is aware of the importance of electricity to its customers and is using its best efforts to avoid any serious Y2K problems. Despite the Company's best efforts, including working with internal resources, external vendors, and industry associations, the Company cannot guarantee that it will be able to conduct all of its operations without Y2K interruptions. To the extent that any Y2K problem may be encountered, the Company is committed to resolution as expeditiously as possible to minimize the effect of any such event.

Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the remaining Y2K work is significant, it primarily represents a labor-intensive effort of remediation, component testing, multiple systems testing, documentation, and contingency planning. While outside contractors and equipment vendors will be employed for some of the work, the Company believes it must rely on System employees for most of the effort because of their experience with the Company's systems and equipment. The Company currently estimates that its total incremental expenditures for the Y2K effort since it began identification of Y2K costs will be within a range of $4 to $5 million. Of that amount, about $2 million has been incurred through 1998.

The descriptions herein of the Company's Y2K effort are made pursuant to the Year 2000 Information and Readiness Disclosure Act. Forward-looking statements herein are made pursuant to the Private Securities Litigation Reform Act of 1995. Of necessity, the Company's Y2K effort is based on estimates of assessment, remediation, testing, and contingency planning activities. There can be no assurance that actual results will not materially differ from expectations.

                                                  The Potomac Edison Company


                    1998 Financial Statements


                                                 The Potomac Edison Company


                                                   Part of Allegheny Energy

                                                  The Potomac Edison Company


MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by The Potomac Edison Company (the Company), the proposed merger of Allegheny Energy, Inc. (Allegheny Energy) with DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental, legislative, and regulatory changes; future economic conditions; developments relating to the proposed merger of Allegheny Energy with DQE, including expenses that may be incurred in litigation; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.

SIGNIFICANT EVENTS IN 1998, 1997, AND 1996

Merger with DQE

See Page 8 and also Note B to the financial statements for information about the proposed merger of Allegheny Energy with DQE.

Maryland Settlement and Deregulation

The Company reached a settlement agreement with various parties on the Office of People's Counsel's petition for a reduction in the Company's Maryland rates. Further information on the settlement agreement is provided under Sales and Revenues starting on page 2.

On July 1, 1998, the Company filed testimony in Maryland's investigation into transition costs, price protection, and unbundled rates. See Electric Energy Competition on page 8 for more information regarding the restructuring in Maryland.

                                                  The Potomac Edison Company


Internal Restructuring

In 1994, the Allegheny Energy integrated electric utility system (the System), including the Company, initiated an internal restructuring process to consolidate and re-engineer their utility operations to meet the competitive challenges of the changing electric utility industry. As a result of this process, the System reduced employment by about 1,000 employees through a voluntary separation plan, attrition and layoffs, and changed processes to obtain efficiencies to reduce operating and maintenance (O&M) costs. This process resulted in internal restructuring charges in 1996 as described in Note C to the financial statements.

REVIEW OF OPERATIONS

Earnings Summary

                                                          Earnings
(Millions of Dollars)                              1998     1997     1996

Operations...................................     $101.5   $95.8    $94.7

Expenses related to internal
  restructuring activities...................                        16.5

Net Income...................................     $101.5   $95.8    $78.2


The increase in 1998 earnings from operations resulted from increased kilowatt-hour (kWh) sales to retail customers and from reduced power station O&M spending. The 1996 restructuring costs resulted from internal restructuring initiated in 1994 which is described in Note C to the financial statements and Internal Restructuring on page 1. The increase in 1997 earnings from operations resulted primarily from reductions in O&M expenses from the internal restructuring process and additional actions taken during the year to achieve further O&M reductions in response to significant decreases in kWh sales to residential customers caused primarily by mild weather. Also contributing to the increase was additional revenues due to a change in allocation of affiliated transmission services and an interest refund on a tax-related contract settlement by the Company's 28% owned subsidiary, Allegheny Generating Company (AGC), recorded in other income as increased equity in earnings of AGC.


Sales and Revenues

Percentage changes in revenues and kWh sales in 1998 and 1997 by major retail customer classes were:
                                    1998 vs. 1997          1997 vs. 1996
                                  Revenues      kWh      Revenues      kWh

Residential...................      3.1%        2.6%      (7.5)%      (6.7)%
Commercial....................      5.9         7.2        1.3         1.9
Industrial....................      4.3         5.9         .7          .5
  Total.......................      4.1%        5.0%      (3.2)%      (1.9)%


The changes in residential kWh sales, which are more weather sensitive than the other classes, were due primarily to changes in customer usage because of

                                                   The Potomac Edison Company


weather conditions.  The growth in
the number of residential customers was 1.9% and 1.8% in 1998 and 1997, respectively. The weather in 1997 was mild in both the early and late winter and in the summer, causing the 6.7% decrease in residential kWh sales.

Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The 7.2% increase in 1998 reflects increased usage due to weather and commercial activity as well as growth in the number of customers. The 1.9% increase in 1997 reflects growth in the number of customers.

The increases in industrial kWh sales in 1998 and 1997 reflect a trend of continued economic growth in the service territory. The increase in 1998 also reflects increased sales to paper and printing customers and to the Eastalco aluminum reduction plant.

On August 7, 1998, the Virginia State Corporation Commission (Virginia SCC) approved an agreement reached between the Company and the Staff of the Virginia SCC which reduced base rates for Virginia customers beginning September 1, 1998, by about $2.5 million annually. The review of rates was required by an annual information filing in Virginia.

In 1999, revenues will reflect a reduction for a settlement agreement with various parties on the Maryland Office of People's Counsel's petition for a reduction in the Company's Maryland rates. The agreement, which includes recognition of costs to be incurred from the Applied Energy Services (AES) Warrior Run cogeneration project being developed under the Public Utility Regulatory Policies Act of 1978 (PURPA), was approved by the Maryland Public Service Commission (Maryland PSC) on October 27, 1998. Under the terms of that agreement, the Company will increase its rates about 4% ($13 million) in each of the years 1999, 2000, and 2001 (a $39 million annual effect in 2001). The increases are designed to recover additional costs of about $131 million over the period 1999-2001 for capacity purchases from the AES Warrior Run cogeneration project, net of alleged over-earnings of $52 million for the same period. The net effect of these changes over the 1999-2001 time frame results in a pre-tax income reduction of $12 million in 1999, $18 million in 2000, and $22 million in 2001. In addition, the settlement requires that the Company share, on a 50% customer, 50% shareholder basis, earnings above a return on equity of 11.4% for 1999-2001. This sharing will occur through an annual true-up.
Changes in revenues from retail customers resulted from the following:

                                                Changes from Prior Year
(Millions of Dollars)                        1998 vs. 1997   1997 vs. 1996

Fuel clauses.............................        $10.9          $ (9.6)
All other................................         15.4           (11.4)
  Net change in retail revenues..........        $26.3          $(21.0)


Revenues reflect not only changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which have little effect on net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customers' bills through fuel clauses.

                                                  The Potomac Edison Company


All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The increase in 1998 all other retail revenues was primarily the result of increased customer usage and growth in the number of customers. The decrease in 1997 all other retail revenues is primarily the result of mild weather in 1997.

Wholesale and other revenues were as follows:

(Millions of Dollars)                          1998        1997        1996

Wholesale customers.......................    $23.5       $26.6       $29.1
Affiliated companies......................      9.4         9.7         2.5
Street lighting and other.................      5.5         2.6         3.3
  Total wholesale and other revenues......    $38.4       $38.9       $34.9


Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under Federal Energy Regulatory Commission (FERC) regulation. Competition in the wholesale market for electricity was initiated by the National Energy Policy Act of 1992, which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. Five-year contracts have been signed (one in 1997 with an expiration date in 2002 with estimated annual revenues of $3 million, and four in 1998 with expiration dates in 2003 with estimated annual revenues of $19 million) with the Company's wholesale customers allowing the Company to continue as their wholesale supplier. The decrease in wholesale revenues in 1998 was primarily due to the mild 1998 winter weather. The decrease in wholesale revenues in 1997 was primarily due to the reduced electricity requirements of one wholesale customer caused by the shut-down in early 1997 of a large fiber plant on the wholesale customer's system.

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

The increases in street lighting and other revenues in 1998 were primarily due to the recording in 1998 of pole attachment revenues for 1998 and 1997.

                                                   The Potomac Edison Company


Bulk power transactions include sales of bulk power and transmission services to power marketers and other utilities.
Bulk power and transmission services sales for 1998, 1997, and 1996 were as follows:

                                                 1998        1997        1996
KWh Transactions (in billions):
  Bulk power................................       .4          .4          .3
  Transmission services to
    nonaffiliated companies.................      2.5         4.0         5.6
      Total.................................      2.9         4.4         5.9

Revenues (in millions):
  Bulk power................................    $11.7       $10.0       $ 7.6
  Transmission services to
    nonaffiliated companies.................     14.7        13.6        16.9
      Total.................................    $26.4       $23.6       $24.5

The 1998 increase in revenues from bulk power was due to increased sales that occurred primarily in the second quarter as a result of warm weather which increased the demand and price for energy. In 1998, revenues from transmission services were affected by a revenue refund resulting from a reduction in the Company's standard transmission rate and rates for ancillary services which were recently approved by the FERC. A provision of $2.2 million for these rate reductions was recorded in 1998, with the revenues to be refunded to customers in the first quarter of 1999.

Revenues from transmission services to nonaffiliated companies in 1998 increased, despite decreased transmission services activity. The increase in revenues was due in part to transmission services' reservation charges paid to the Company by others for the right to transmit energy. Transmission services activity was affected as a result of some of the reservations to transmit energy not being used. Revenues from transmission services to nonaffiliated companies in 1997 decreased due to reduced demand, primarily because of mild weather.

In June and July 1998, certain events combined to produce significant volatility in the spot prices for electricity at the wholesale level. These events included extremely hot weather, Midwest generation unit outages, and transmission constraints. Wholesale prices for electricity rose from a normal range of from $25-$40 per megawatt-hour (mWh) to as high as $3,500-$7,000 per mWh. The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, are currently recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses, either positively or negatively, depends on whether the Company is a net buyer or seller of electricity during such periods. The impact of such price volatility in June and the third quarter of 1998 was insignificant to the Company because changes are passed through to customers through operation of fuel clauses.

Operating Expenses

Fuel expenses increased 2.1% in each of the years 1998 and 1997 due to increases in kWhs generated. The increases in kWhs generated were primarily the result of increased bulk power sales to power marketers and other utilities and in 1998 also due to increased sales to retail customers.

                                                  The Potomac Edison Company


Purchased power and exchanges, net, represents power purchases from and exchanges with other companies, capacity charges paid to AGC, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the System at any given time, and consists of the following items:

(Millions of Dollars)                            1998       1997       1996

Nonaffiliated transactions:
  Purchased power..........................     $ 15.2     $ 13.2    $ 14.8
  Power exchanges, net.....................        (.1)                 1.7
Affiliated transactions:
  AGC capacity charges.....................       23.8       25.5      26.9
  Other affiliated capacity charges........       42.9       50.8      47.7
  Energy and spinning reserve charges......       56.5       50.7      49.9
    Purchased power and exchanges, net.....     $138.3     $140.2    $141.0


The increase in purchased power in 1998 resulted primarily from increased purchases for sales. An increase in price caused by volatility in the spot prices for electricity at the wholesale level in the second and third quarters of 1998 also contributed to the increase. Purchased power in 1997 decreased because of decreased demand due to decreased sales to retail customers related to mild 1997 weather. The increase in affiliated energy and spinning reserve charges was due to an increase in retail kWh sales.

The AES Warrior Run PURPA cogeneration project in the Company's Maryland service territory, scheduled to commence generation in October 1999, will increase the cost of power purchases $60 million or more annually. The settlement, described under Sales and Revenues starting on page 2, is designed to recover all such costs through 2001.

The increase in other operation expenses in 1998 resulted primarily from increased expenses related to competition in Maryland ($1.6 million), an increase in expense related to Year 2000 Readiness, and increases in salaries and wages and employee benefits. These expenses were partially offset by a reduction in expenses related to provisions for uninsured claims. Other operation expenses in 1997 include $1.2 million for increased allowances for uncollectible accounts. Nevertheless, other operation expense decreased in 1997 because of a reduction in embedded expenses achieved through the 1996 internal restructuring process.

The decrease in maintenance expenses in 1998 was due primarily to a management program to postpone such expenses for the year in response to limited sales growth in the first quarter due to the warm winter weather. The Company is postponing these expenses primarily by extending the time between maintenance outages. The 1997 decrease in maintenance expenses resulted from reduced expenses achieved through internal restructuring efforts and other cost controls. Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been

                                                   The Potomac Edison Company


in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

Internal restructuring charges in 1996 resulted from internal restructuring activities, which have been completed.

Depreciation expense increases resulted from increased investment.

The increase in taxes other than income taxes of $2 million in 1998 was primarily due to an increase in gross receipts taxes resulting from greater revenues from retail customers and increased property taxes. The increase in taxes other than income taxes of $1.8 million in 1997 was due to increased property taxes and capital stock and franchise taxes related to an increase in the assessment of property in Maryland.

The 1998 and 1997 increases in federal and state income taxes were primarily due to increased income before taxes. Note D to the financial statements provides a further analysis of income tax expenses.

The decrease in allowance for other than borrowed funds used during construction of $1.1 million in 1998 resulted primarily from adjustments of prior periods.

The decrease in other income, net, of $4.7 million in 1998 and the increase in 1997 of $2.2 million was primarily due to a 1997 interest refund on a tax-related contract settlement ($2.5 million, net of taxes) received by the Company's subsidiary, AGC.

The decrease in interest on long-term debt in 1998 of $1.6 million resulted from reduced long-term debt and lower interest rates. Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for its construction program, the Company has used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capitalization ratio objectives. The availability and cost of external financings depend upon the financial health of the companies seeking those funds and market conditions.

Construction expenditures in 1998 were $61 million and, for 1999 and 2000, are estimated at $86 million and $98 million, respectively. The 1999 and 2000 estimated expenditures include $17 million and $22 million, respectively, for construction of environmental control technology. It is the Company's goal to constrain future construction spending to the approximate level of depreciation currently in rates. The Company also has additional capital requirements for debt maturities (see Note I to the financial statements).

                                                  The Potomac Edison Company


Internal Cash Flow

Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $187 million in 1998, compared with $87 million in 1997. The increase in 1998 cash flows resulted primarily from a reduction in the level of common stock dividends payable to its Parent, Allegheny Energy, Inc. Reduced 1997 cash flow was primarily the result of payment of internal restructuring liabilities. Current rate levels and reduced levels of construction expenditures permitted the Company to finance all of its construction expenditures in 1998 and 1997 with internal cash flow. As described under Environmental Issues starting on page 10, the Company could potentially face significant mandated increases in construction expenditures and operating costs related to environmental issues. Whether the Company can continue to meet the majority of its construction needs with internally generated cash is largely dependent upon the outcome of these issues.

Financing

Short-term debt is used to meet temporary cash needs. The Company had no short-term debt outstanding at December 31, 1998 or December 31, 1997. At December 31, 1998, the Company had Securities and Exchange Commission (SEC) authorization to issue up to $130 million of short-term debt. The Company and its regulated affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. The Company anticipates meeting its 1999 cash needs through internal cash generation, cash on hand, and short-term borrowings as necessary.

SIGNIFICANT CONTINUING ISSUES

Proposed Merger with DQE

Allegheny Energy believes that DQE's basis for seeking to terminate the merger (described in Note B to the financial statements) is without merit. Accordingly, Allegheny Energy continues to seek the remaining regulatory approvals from the Department of Justice and the SEC. It is not likely either agency will act on the request unless Allegheny Energy obtains judicial relief requiring DQE to move forward.

Electric Energy Competition

The electricity supply segment of the electric utility industry in the United States is in the midst of becoming a competitive marketplace. The Energy Policy Act of 1992 began the process of deregulating the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become increasingly competitive as companies began to engage in nationwide power trading. In addition, some states have taken active steps toward allowing retail customers the right to choose their electricity supplier. All of the states served by the utility subsidiaries of Allegheny Energy have investigated or implemented retail access to alternate electricity suppliers. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. In the absence of federal legislation, state-by-state implementation has begun.

                                                  The Potomac Edison Company


The Company has franchised regulated customers in Maryland, Virginia, and West Virginia.

In Maryland, the Maryland PSC in December 1997 issued an Order to implement retail competition in that state. The Maryland PSC's Order and its revised second Order call for a deregulation process, including a three-year phase-in beginning July 1, 2000, with recovery of prudent transition costs after mitigation. On September 10, 1998, the Maryland PSC issued a third Order which clarified certain issues and questions involved with the earlier Orders. A court-approved settlement of appeals of these orders provides that the Maryland PSC orders are not final. Roundtable discussions created by the Orders have been held since April 1998. The roundtable's final report to the Maryland PSC is due May 1, 1999, and the Maryland PSC's final Order in connection with the work of the roundtable is due August 1, 1999. As required by the Maryland PSC, the Company, on July 1, 1998, filed testimony in Maryland's investigation into transition costs, price protection, and unbundled rates. The filing requested recovery of transition costs and a surcharge to recover the cost of the AES Warrior Run cogeneration project which is scheduled to commence production on October 1, 1999. Hearings are scheduled to begin in April 1999. Several electricity competition bills have been introduced in the 1999 legislative session, and we continue to support bringing customer choice to Maryland customers.

In Virginia, a Subcommittee of the Virginia General Assembly studied electric utility restructuring and made recommendations to the General Assembly throughout 1998. The process led to the introduction of detailed restructuring legislation in both the House and Senate in the 1999 session. The legislation would implement a transition to choice beginning in 2002. The Senate passed the bill and referred it to the House. We expect the bill to be signed into law this year.

In West Virginia, the Public Service Commission of West Virginia (W.Va. PSC) issued an Order in December 1996 initiating a general investigation regarding the restructuring of the regulated electric utility industry. A task force was established to further investigate restructuring issues. Legislation passed in March 1998 directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan, which meets the dictates and goals of the legislation, and to then submit that plan to the Legislature for review and possible approval. The W.Va. PSC has since issued an Order setting a schedule for a series of hearings this summer on major issues such as transition costs, codes of conduct, and customer protections.

The status of electric energy competition in Ohio and Pennsylvania in which affiliates of the Company serve are as follows:

In Ohio, the Public Utilities Commission of Ohio has continued informal roundtable discussions on issues concerning competition in the electric utility industry. The Governor established a legislative committee from members of both the Senate and House to further review issues regarding deregulation. Several bills on restructuring and deregulation have been introduced in the Ohio Legislature and are subject to continuing hearings and negotiations at the committee level. The Company's affiliate, Monongahela Power Company, is subject to these discussions and hearings.

                                                  The Potomac Edison Company


In Pennsylvania, the Electricity Generation Customer Choice and Competition Act has created retail access to a competitive electric energy market. The Company's Pennsylvania affiliate, West Penn Power Company (West Penn), is subject to this Act. Beginning in January 1999, two-thirds of West Penn's customers were permitted to choose an alternate electricity supplier. Remaining West Penn customers can do so in January 2000. As a result of a Pennsylvania Public Utility Commission (Pennsylvania
PUC) Order and settlement agreement, West Penn determined that under the provisions of Statement of Financial Accounting Standards No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," in 1998 an extraordinary charge of $466.9 million ($275.4 million after taxes) was required to reflect a write-off of certain disallowances. In addition, charges of $40.3 million ($23.7 million after taxes) related to West Penn's revenue refund and energy program payments were also recorded.

Fully meeting challenges in the emerging competitive environment will be challenging for the Company unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 of PURPA, are repealed or significantly revised. Allegheny Energy continues to advocate the repeal or reform of PUHCA and PURPA on the grounds that they are obsolete and anti-competitive, and that PURPA, in particular, results in utility customers paying above-market prices for power.

Business Strategy

Generation will continue to be a core part of Allegheny Energy's business. Allegheny Energy's goal is to grow generation through building and buying generating facilities. The energy delivery or wires business will also continue to be a core part of Allegheny Energy's business. Allegheny Energy plans to expand the energy delivery business primarily through acquisitions of other electric distribution properties.

The settlement agreement for the Company's affiliate, West Penn, in Pennsylvania permitted the transfer of its 3,722 MW of generating capacity to a new, unregulated company that is expected to be a wholly owned subsidiary of West Penn. West Penn plans to transfer these generating assets at book value. The unregulated generation will be sold in both the wholesale and retail competitive marketplace, allowing greater earnings growth potential, subject to market risk, while allowing Allegheny Energy to capitalize on its strengths in the generation business.

Allegheny Energy continues to study ways to meet existing and future increases in regulated customer demand, including new and efficient electric technologies, construction of various types and sizes of generating units, increasing the efficiency and availability of Company generating facilities, reducing internal electrical use and transmission and distribution losses, and acquisition of energy and capacity from third-party suppliers.

Environmental Issues

In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

                                                  The Potomac Edison Company


The significant costs of complying with Title IV (acid rain) provisions of Phase I of the Clean Air Act Amendments of 1990
(CAAA) have been incurred and are being recovered currently from customers in rates. The Company estimates that its banked emission allowances will allow it to comply with Phase II sulfur dioxide (SO2) limits through 2005. Studies to evaluate cost-effective options to comply with Phase II limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.

Title I of the CAAA established an Ozone Transport Commission to ascertain additional nitrogen oxides (NOx) reductions to allow the Ozone Transport Region (OTR) to meet the ozone National Ambient Air Quality Standards (NAAQS). Under terms of a Memorandum of Understanding (MOU) among the OTR states, the Company's generating stations located in Maryland and Pennsylvania were required to reduce NOx emissions by approximately 55% from the 1990 baseline emissions, with a compliance date of May 1999. Further reductions of 75% from the 1990 baseline may be required by May 2003 under Phase III of the MOU. However, this reduction will most likely be suspended by the proposed NOx State Implementation Plan (SIP) call rule discussed below. While the SIP call is being litigated, the Company is making preliminary plans to comply by applying NOx reduction facilities to existing units at various power stations. If reductions of 75% are required, installation of post-combustion control technologies would be very expensive. Pennsylvania and Maryland promulgated regulations to implement Phase II of the MOU in November 1997 and May 1998, respectively.

The Ozone Transport Assessment Group issued its final report in June 1997 that recommended the Environmental Protection Agency
(EPA) consider a range of NOx controls between existing CAAA Title IV controls and the less stringent of 85% reduction from the 1990 emission rate or 0.15 lb/mmBtu. The EPA initiated the regulatory process to adopt the recommendations and issued its final NOx SIP call rule on September 24, 1998. The EPA's SIP call rule finds that 22 eastern states (including Maryland, Pennsylvania, and West Virginia) and the District of Columbia are all contributing significantly to ozone nonattainment in downwind states. The final rule declares that this downwind nonattainment will be eliminated (or sufficiently mitigated) if the upwind states reduce their NOx emissions by an amount that is precisely set by the EPA on a state-by-state basis. The final SIP call rule requires that all state-adopted NOx reduction measures must be incorporated into SIPs by September 24, 1999, and must be implemented by May 1, 2003. The Company's compliance with these requirements would require the installation of post-combustion control technologies on most, if not all, of its power stations. The Company continues to work with other coal-burning utilities and other affected constituencies in coal-producing states to challenge this EPA action.

In August 1997, eight northeastern states filed Section 126 petitions with the EPA requesting the immediate imposition of up to an 85% NOx reduction from utilities located in the Midwest and Southeast (West Virginia included). The petitions claim NOx emissions from these upwind sources are preventing their attainment with the ozone standard. In December 1997, the petitioning states and the EPA signed a Memorandum of Agreement to address these petitions in conjunction with the related SIP call mentioned above. In October 1998, the EPA proposed approval of the petitions. However, the EPA believes implementation of the NOx SIP call will alleviate the need to grant the petitions. The EPA intends to issue a final rule by April 1999.

                                                  The Potomac Edison Company


The EPA is required by law to regularly review the NAAQS for criteria pollutants. Recent court orders in litigation by the American Lung Association have expedited these reviews. The EPA in 1996 decided not to revise the SO2 and NOx standards. Revisions to particulate matter and ozone standards were proposed by the EPA in 1996 and finalized in July 1997. State attainment plans to meet the revised standards will not be developed for several years. Also, in July 1997, the EPA proposed regional haze regulations to improve visibility in Class I federal areas (national parks and wilderness areas). If finalized, subsequent state regulations could require additional reduction of SO2 and/or NOx emissions from Company facilities. The effect on the Company of revision to any of these standards or regulations is unknown at this time, but could be substantial.

The final outcome of the revised ambient standards, Phase III of the MOU, SIP calls, and Section 126 petitions cannot be determined at this time. All are being challenged by rulemaking, petition, and/or the litigation process. Implementation dates are also uncertain at this time, but could be as early as 2003, which would require substantial capital expenditures in the 1999-2000 period. The Company's construction forecast includes the expenditure of $103 million of capital costs during the 1999-2003 period to comply with the SIP call.

Climate change is alleged to be the result of the atmospheric accumulation of certain gases collectively referred to as greenhouse gases (GHG), the most significant of which is carbon dioxide (CO2). Human activities, particularly combustion of fossil fuels, are alleged to be responsible for this accumulation of GHG. The Clinton Administration has signed an international treaty called the Kyoto Protocol, which will require the United States to reduce emissions of GHG by 7% from 1990 levels in the 2008-2012 time period. The United States Senate must ratify the Kyoto Protocol before it enters into force. The Senate passed a resolution in 1997 that placed two conditions on entering into any international climate change treaty. First, any treaty must include all nations, and, second, any treaty must not cause serious harm to the Unites States' economy. The Kyoto Protocol does not appear to satisfy either of these conditions, and, therefore, the Clinton Administration has withheld it from consideration by the Senate. Because coal combustion in power plants produces about 33% of the Unites States' CO2 emissions, implementation of the Kyoto Protocol would raise considerable uncertainty about the future viability of coal as a fuel source for new and existing power plants.

The Company previously reported that the EPA had identified the Company and its regulated affiliates as potentially responsible parties, along with approximately 175 others, in a Superfund site subject to cleanup. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. The Company and its regulated affiliates have also been named as defendants along with multiple other defendants in pending asbestos cases involving one or more plaintiffs. The Company believes that provisions for liability and insurance recoveries are such that final resolution of these claims will not have a material effect on its financial position.

Independent Transmission System Operator

Allegheny Energy conditionally executed a membership agreement with the Midwest Independent System Operator expressly contingent upon consummation of

                                                  The Potomac Edison Company


a proposed merger with DQE. The membership agreement was entered into on April 9, 1998, and filed with the FERC on April 13, 1998. Allegheny Energy's membership status remains conditional upon the outcome of the merger. Many industry participants, including customers and regulatory authorities, believe that an entity independent of the utilities which own the transmission systems is needed to operate the systems to ensure nondiscriminatory access to the transmission systems by all users. Should these beliefs result in a mandate, Allegheny Energy may either voluntarily or involuntarily sustain or achieve new membership in some form of Independent System Operator.

Year 2000 Readiness Disclosure

As the Year 2000 (Y2K) approaches, most organizations, including the Company, could experience serious problems related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company and its affiliates in the System are proceeding with a comprehensive effort to continue operations without significant problems in 2000 and beyond. An Executive Task Force is coordinating the efforts of 24 separate Y2K Teams, representing all business and support units in the System.

In May 1998, the North American Electric Reliability Council
(NERC), of which the System is a member, accepted a request from the United States Department of Energy to coordinate the industry's Y2K efforts. The electric utility industry and the System have segmented the Y2K problem into the following components:

Computer hardware and software;

Embedded chips in various equipment; and

Vendors and other organizations on which the System relies for critical materials and services.

The industry's and the System's efforts for each of these three components include assessment of the problem areas and remediation, testing, and contingency plans for critical functions for which remediation and testing are not possible or which do not provide reasonable assurance.

The NERC has established a goal of having the industry achieve a state of Y2K readiness for critical systems by June 30, 1999, and, to monitor progress, requires each utility to prepare and submit a monthly report showing progress and dated plans. By Order dated July 9, 1998, the Pennsylvania PUC initiated a proceeding requiring each utility that cannot meet a Y2K readiness date of March 31, 1999, for mission critical systems to file contingency plans by that date. The System's Y2K plans are designed to achieve the NERC and Pennsylvania PUC goals.

Integrated electric utilities are uniquely reliant on each other to avoid, in a worst case situation, cascading failure of the entire electrical system. The System is working with the Edison Electric Institute, the Electric Power Research Institute, the NERC, and the East Central Area Reliability Agreement group to capitalize on industry-wide experiences and to participate in industry-wide testing and contingency planning. The NERC, on January 11, 1999, issued a press release stating, based on the individual NERC reports it had received from 98% of the electrical industry, that "although there is

                                                  The Potomac Edison Company


clearly much more work to be done, we have found that North
America's electric power supply and delivery systems are well on their way to being Y2K ready."

The SEC requires that each company disclose its estimate of the "most reasonably likely worst case scenario" of a negative Y2K event. Since the Company and the industry are working diligently to avoid any disruption of electric service, the Company does not believe it or its customers will experience any significant long-term disruptions of electric service. It is the Company's opinion that the "most reasonably likely worst case scenario" is that there could be isolated problems at various Company facilities or at the facilities of neighboring utilities that may have somehow escaped discovery in the identification, remediation, and testing process, and that these problems may cause isolated disruptions of service. All utilities, including the Company, have experience in the implementation of existing emergency plans and are currently expanding their emergency plans to include contingency plans to respond quickly to any such events.


The Company is aware of the importance of electricity to its customers and is using its best efforts to avoid any serious Y2K problems. Despite the Company's best efforts, including working with internal resources, external vendors, and industry associations, the Company cannot guarantee that it will be able to conduct all of its operations without Y2K interruptions. To the extent that any Y2K problem may be encountered, the Company is committed to resolution as expeditiously as possible to minimize the effect of any such event.

Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the remaining Y2K work is significant, it primarily represents a labor-intensive effort of remediation, component testing, multiple systems testing, documentation, and contingency planning. While outside contractors and equipment vendors will be employed for some of the work, the Company believes it must rely on System employees for most of the effort because of their experience with the Company's systems and equipment. The Company currently estimates that its total incremental expenditures for the Y2K effort since it began identification of Y2K costs will be within a range of $4 to $5 million. Of that amount, about $2 million has been incurred through 1998.

The descriptions herein of the Company's Y2K effort are made pursuant to the Year 2000 Information and Readiness Disclosure Act. Forward-looking statements herein are made pursuant to the Private Securities Litigation Reform Act of 1995. Of necessity, the Company's Y2K effort is based on estimates of assessment, remediation, testing, and contingency planning activities. There can be no assurance that actual results will not materially differ from expectations.

                                                     West Penn Power Company
                                                            and Subsidiaries


                    1998 Financial Statements



                                          West Penn Power Company


                                         Part of Allegheny Energy

                                                    West Penn Power Company
                                                           and Subsidiaries


MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in Pennsylvania, the proposed merger of Allegheny Energy, Inc. (Allegheny Energy) with DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which West Penn Power Company (the Company) operates, including regulatory proceedings affecting rates charged by the Company; environmental, legislative, and regulatory changes; future economic conditions; developments relating to the proposed merger of Allegheny Energy with DQE, including expenses that may be incurred in litigation; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.

SIGNIFICANT EVENTS IN 1998, 1997, AND 1996

Pennsylvania Deregulation

On November 19, 1998, the Pennsylvania Public Utility Commission (Pennsylvania PUC) approved a settlement agreement between the Company and intervenors in the Company's restructuring proceedings related to legislation in Pennsylvania to provide customer choice of electric suppliers and deregulate electricity generation.

As a result of the May 29, 1998, Pennsylvania PUC Order and as revised by the November 19, 1998, settlement agreement, the Company determined that under the provisions of Statement of Financial Accounting Standards No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," an extraordinary charge of $466.9 million ($275.4 million after taxes) was required to reflect a write-off of certain disallowances. In addition, charges of $40.3 million ($23.7 million after taxes) related to the Company's revenue refund and energy program payments were also recorded.

Under the terms of the settlement agreement, two-thirds of the Company's customers were permitted to choose an alternate generation supplier beginning in January 1999. All of the Company's customers can do so beginning in January 2000. They can also choose to remain as a customer at the Company's capped generation rates or to alternate back and forth. Under the law, all electric utilities, including the Company, retain the responsibility of electricity provider of last resort to all customers in their respective

                                                     West Penn Power Company
                                                            and Subsidiaries


franchise territories who do not choose an alternate supplier.
See Notes B and C to the consolidated financial statements for details of the settlement agreement and other information about the deregulation process.

Merger with DQE

See page 9 and also Note D to the consolidated financial statements for information about the proposed merger of Allegheny
Energy with DQE.

PURPA Power Project Terminations

On August 26, 1997, and December 3, 1997, the Company announced that it had negotiated agreements to buy out and settle disputes with developers of proposed power plants (the Milesburg and Washington Power projects) for $15 million and $48 million, respectively, reducing costs over the proposed 30- and 33-year lives of the projects by an estimated $1.4 billion. The disputed projects were being developed under the Public Utility Regulatory Policies Act of 1978 (PURPA) and would have required the Company to buy 43 megawatts (MW) and 80 MW of capacity and energy, respectively, over the lives of the projects at prices well above current market price estimates. In 1996, the Company and the developers of a proposed Shannopin PURPA project reached an agreement to terminate that project at a buyout price of $31 million. The Shannopin buyout will reduce the Company's costs approximately $665 million over 30 years by eliminating the need to buy the uneconomic power.

Internal Restructuring

In 1994, the Allegheny Energy integrated electric utility system (the System), including the Company, initiated an internal restructuring process to consolidate and re-engineer their utility operations to meet the competitive challenges of the changing electric utility industry. As a result of this process, the System reduced employment by about 1,000 employees through a voluntary separation plan, attrition and layoffs, and changed processes to obtain efficiencies to reduce operating and maintenance (O&M) costs. This process resulted in internal restructuring charges and an asset write-off in 1996 as described in Note E to the consolidated financial statements.


REVIEW OF OPERATIONS

Earnings Summary

                                                          Earnings
(Millions of Dollars)                             1998      1997      1996

Consolidated income before
  restructuring activities...................   $ 136.3    $134.7   $119.9

Costs related to restructuring
  activities, net of taxes*..................     (23.7)             (31.4)
Extraordinary charge, net of taxes (Notes B
  and C to consolidated financial
  statements)................................    (275.4)
Consolidated Net (Loss) Income...............   $(162.8)   $134.7   $ 88.5

*Pennsylvania deregulation settlement costs in 1998 and internal restructuring costs in 1996.

                                                    West Penn Power Company
                                                           and Subsidiaries


The increase in 1998 consolidated income before costs related to Pennsylvania restructuring and settlement activities, resulted primarily from increased bulk power transactions and from reduced power station O&M spending. The 1998 costs from restructuring activities and the extraordinary charge are related to Pennsylvania deregulation and the Pennsylvania restructuring Order. These costs are described in Notes B and C to the consolidated financial statements. The 1996 restructuring costs resulted from internal restructuring initiated in 1994 which is described in Note E to the consolidated financial statements and Internal Restructuring on page 2. The increase in 1997 consolidated income before restructuring activities resulted primarily from reductions in O&M expenses from the internal restructuring process and additional actions taken during the year to achieve further O&M reductions in response to significant decreases in residential kilowatt-hour (kWh) sales caused primarily by mild weather. The reductions from the internal restructuring process were offset in part by a change in allocation of affiliated transmission services which resulted in higher charges to the Company. Also contributing to the 1997 increase was a $3.6 million (after tax) interest refund on a tax-related contract settlement by the Company's 45% owned subsidiary, Allegheny Generating Company (AGC), recorded in other income as increased equity in earnings of AGC, a gain on a sale of land by a subsidiary of $2.8 million (after tax), and decreased depreciation expense.


Sales and Revenues

Total operating revenues for 1998, 1997, and 1996 were as follows:

(Millions of Dollars)                           1998       1997       1996

Operating revenues:
  Bundled retail sales....................    $  920.1   $  973.6 $  988.9
  Unbundled retail sales..................        14.0        2.5
  Wholesale and other*....................        75.7       65.5     67.3
  Bulk power and transmission
    services sales........................        68.9       40.6     32.9
      Total operating revenues............    $1,078.7   $1,082.2 $1,089.1

*Excludes street lighting sales which are
 included in bundled retail sales.                $7.3       $7.0     $7.0


Bundled retail sales revenues (full service sales to retail customers) include a $25.1 million rate refund from 1998 revenues, pursuant to the terms of the Pennsylvania restructuring settlement agreement. This refund to customers will be made in 1999. Excluding this rate decrease, bundled retail sales revenues decreased $28.4 million in 1998 primarily due to previously fully bundled customers participating in the Pennsylvania pilot by buying energy from another supplier of their choice. As a result of the Company's nonutility affiliate, Allegheny Energy Solutions, being permitted to sell to all Pennsylvania customers participating in the pilot, Allegheny Energy was able to recover some of the Company's generation sales lost as a result of customers participating in the Pennsylvania pilot program. Retail sales include sales to residential, commercial, industrial, and street lighting customers. Bundled retail sales revenues were affected by the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania. As part of the Customer Choice Act, all utilities in Pennsylvania were required to administer retail access pilot programs under

                                                     West Penn Power Company
                                                            and Subsidiaries

which customers, representing 5% of the load of each rate class, would choose a generation supplier other than their own local franchise utility. As a result, 5% of previously fully bundled customers participated in the Pennsylvania pilot program and were required to buy energy from another supplier of their choice. The pilot program began on November 1, 1997, and continued through December 31, 1998. Unbundled retail sales revenues represent transmission and distribution revenues from Pennsylvania pilot customers who chose another supplier to provide their energy needs.

To assure participation in the pilot program, pilot participants received an energy credit from their local utility and a price for energy pursuant to an agreement with an alternate supplier. The credit established by the Pennsylvania PUC was artificially high to encourage customer shopping, with the result that the Company incurred a revenue loss of $6.5 million for the pilot. The Pennsylvania PUC has approved the Company's pilot compliance filing and thus has indicated its intent to treat the revenue loss as a regulatory asset. Wholesale and other revenues include an accrual of such revenue losses, as well as sales to wholesale customers (cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under Federal Energy Regulatory Commission
(FERC) regulation) and non-kWh revenues. All of the Company's wholesale customers have signed contracts to remain as customers through at least November 2001.

Effective May 1, 1997, as a result of the Customer Choice Act, the Company obtained Pennsylvania PUC authorization to set its fuel clause to zero and to roll its then-applicable fuel clause rates into base rates. Thereafter, the Company assumed the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power. The decrease in 1997 bundled retail revenues resulted primarily from a decrease in the fuel component of revenues and a decrease in residential kWh sales due to mild weather in 1997.

The increase in wholesale and other revenues in 1998 was due primarily to deferred net revenue losses. The Company recorded a regulatory asset of $6.4 million in 1998 and $.1 million in 1997 to offset revenue losses suffered as a result of the pilot program.

Bulk power transactions includes sales of bulk power and transmission services to power marketers and other utilities.
Bulk power and transmission services sales for 1998, 1997, and 1996 were as follows:

                                                1998       1997       1996
KWh Transactions (in billions):
  Bulk power...............................      2.3        1.0        0.4
  Transmission services to
    nonaffiliated companies................      3.0        5.4        7.6
      Total................................      5.3        6.4        8.0

Revenues (in millions):
  Bulk power...............................     49.6       22.2       10.0
  Transmission services to
    nonaffiliated companies................     19.3       18.4       22.9
      Total................................     68.9       40.6       32.9

                                                     West Penn Power Company
                                                            and Subsidiaries


The 1998 increase in revenues from bulk power was due to increased sales that occurred primarily in the second quarter as a result of warm weather which increased the demand and price for energy. In 1998, revenues from transmission services were affected by a revenue refund resulting from a reduction in the Company's standard transmission rate and rates for ancillary services which were recently approved by the FERC. A provision of $2.9 million for these rate reductions was recorded in 1998, with the revenues to be refunded to customers in the first quarter of 1999.

Revenues from transmission services to nonaffiliated companies in 1998 increased, despite decreased transmission services activity. The increase in revenues was due in part to transmission services' reservation charges paid to the Company by others for the right to transmit energy. Transmission services activity was affected as a result of some of the reservations to transmit energy not being used. Revenues from transmission services to nonaffiliated companies in 1997 decreased due to reduced demand, primarily because of mild weather.

In June and July 1998, certain events combined to produce significant volatility in the spot prices for electricity at the wholesale level. These events included extremely hot weather, Midwest generation unit outages, and transmission constraints. Wholesale prices for electricity rose from a normal range of from $25-$40 per megawatt-hour (mWh) to as high as $3,500-$7,000 per mWh. The potential exists for such volatility to significantly affect the Company's operating results. The effect may be either positive or negative, depending on whether the Company is a net buyer or seller of electricity during such periods, and the open commitments which exist at such times.

Operating Expenses

Fuel expenses in 1998 and 1997 increased 1.6% and 6.2%, respectively, due primarily to increases in kWhs generated. The increases in kWhs generated were primarily the result of increased bulk power sales to power marketers and other utilities.

Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under PURPA, capacity charges paid to AGC, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the System at any given time, and consists of the following items:

(Millions of Dollars)                          1998        1997       1996

Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*................    $ 63.5      $ 65.1    $ 63.6
    Other.................................      23.2        18.4      22.3
  Power exchanges, net....................       (.3)         .2        .7
Affiliated transactions:
  AGC capacity charges....................      31.5        32.4      36.3
  Energy and spinning reserve charges.....       3.4         3.9       4.0
    Purchased power and exchanges, net....    $121.3      $120.0    $126.9

*PURPA cost (cents per kWh)                      5.8         6.0       5.8

                                                     West Penn Power Company
                                                            and Subsidiaries


The increase in other purchased power in 1998 resulted primarily from increased purchases for sales. An increase in price caused by volatility in the spot prices for electricity at the wholesale level in the second and third quarters of 1998 also contributed to the increase. The decrease in other purchased power in 1997 was a result of decreased demand due to decreased sales to retail customers related to mild 1997 weather.

None of the Company's purchased power contracts are capitalized since there are no minimum payment requirements absent associated kWh generation.

PURPA purchased power costs will be reduced $197 million during the period 1999-2016 related to the Applied Energy Services Corporation's Beaver Valley nonutility generation contract as a result of the 1998 extraordinary charge. See Notes B and C to the consolidated financial statements for further information.

The increase in other operation expenses in 1998 was due primarily to increased expenses related to competition and the Pennsylvania restructuring Order. See Note B to the consolidated financial statements for additional information related to Pennsylvania restructuring. The increase in other operation expenses in 1997 was primarily due to increased transmission services cost allocations from affiliated companies under the power supply agreement ($10.1 million) and Pennsylvania pilot-related expenses. Other operation expense for 1997 also includes $4.4 million of legal expenses incurred by the Company to defend itself against an antitrust lawsuit filed by the developers of the proposed Washington Power PURPA project. The dispute was settled in December 1997. These expenses more than offset the reduction in embedded expenses achieved through the 1996 internal restructuring process.

The decrease in maintenance expenses in 1998 was due primarily to a management program to postpone such expenses for the year in response to limited sales growth in the first quarter due to the warm winter weather. The Company is postponing these expenses primarily by extending the time between maintenance outages. The 1997 decrease in maintenance expenses resulted from reduced expenses achieved through internal restructuring efforts and other cost controls. Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

Internal restructuring charges and an asset write-off in 1996 resulted from internal restructuring activities, which have been completed, and the write-off of previously accumulated costs related to a proposed transmission line.

Higher depreciation expense in 1998 resulted from increased investment. The decrease in depreciation expense in 1997 was the result of a change in the retirement dates for the Mitchell power station and the Pleasants power station scrubbers.

                                                    West Penn Power Company
                                                           and Subsidiaries


The decrease in federal and state income taxes in 1998 resulted primarily from a decrease in income before taxes, primarily because of costs related to restructuring activities recorded in 1998. The 1997 increase in federal and state income taxes was primarily due to increased income in 1997 compared with 1996. Note F to the consolidated financial statements provides a further analysis of income tax expenses.

The decrease in allowance for other than borrowed funds used during construction of $1.5 million in 1998 reflects lower-cost short-term debt financing. The allowance for borrowed funds used during construction component of the formula receives greater weighting when short-term debt increases. The decrease also reflects adjustments of prior periods. Starting in July 1998, as a result of the Pennsylvania restructuring, the Company stopped accruing allowance for funds used during construction and began accruing capitalized interest for generation construction projects. Capitalized interest is reported within allowance for borrowed funds used during construction.

The decrease in other income, net, of $6.2 million in 1998 and the increase in 1997 of $4.1 million was primarily due to 1997 increases for an interest refund on a tax-related contract settlement ($3.6 million, net of taxes) received by the Company's subsidiary, AGC, and income on the sale of land ($2.8 million, net of taxes) by the Company's subsidiary, West Virginia Power and Transmission Company.

The decrease in interest on long-term debt in 1998 of $3.3 million resulted from reduced long-term debt and lower interest rates.

Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates. The decrease in other interest expense in 1997 resulted primarily from decreased interest due to reduced overcollections of the fuel cost portion of customer billings.

The extraordinary charge of $466.9 million ($275.4 million after taxes) was required to reflect a write-off of certain disallowances in the Pennsylvania PUC's May and November 1998
Orders as described in Notes B and C to the consolidated financial statements.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for its construction program, the Company has used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capitalization ratio objectives. The availability and cost of external financings depend upon the financial health of the companies seeking those funds and market conditions.

Construction expenditures in 1998 were $96 million and, for 1999 and 2000, are estimated at $119 million and $106 million, respectively. The 1999 and 2000 estimated expenditures include
$33 million and $43 million, respectively, for construction of environmental control technology. It is

                                                    West Penn Power Company
                                                           and Subsidiaries


the Company's goal to constrain future utility construction spending to the approximate level of depreciation currently in rates. The Company also has additional capital requirements for debt maturities (see Note L to the consolidated financial statements).


Internal Cash Flow

Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $151 million in 1998, compared with $103 million in 1997. Reduced 1997 cash flow was the result of the $48 million buyout of the Washington Power PURPA project and payment of internal restructuring liabilities. Current rate levels and reduced levels of construction expenditures permitted the Company to finance all of its construction expenditures in 1998 and nearly all in 1997 with internal cash flow. As described under Environmental Issues starting on page 11, the Company could potentially face significant mandated increases in construction expenditures and operating costs related to environmental issues. Whether the Company can continue to meet the majority of its construction needs with internally generated cash is largely dependent upon the outcome of these issues.

Financing

Short-term debt is used to meet temporary cash needs. Short-term debt, including notes payable to affiliates under the money pool, increased $13 million to $65 million in 1998. At December 31, 1998, the Company had Securities and Exchange Commission (SEC) authorization to issue up to $182 million of short-term debt.
The Company and its regulated affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. The Company anticipates meeting its 1999 cash needs through internal cash generation, cash on hand, and short-term borrowings as necessary. However, the Company is expected to issue up to $670 million of bonds to "securitize" transition costs related to its restructuring settlement described in Note B to the consolidated financial statements.

SIGNIFICANT CONTINUING ISSUES

Proposed Merger with DQE

Allegheny Energy believes that DQE's basis for seeking to terminate the merger (described in Note D to the consolidated financial statements) is without merit. Accordingly, Allegheny Energy continues to seek the remaining regulatory approvals from the Department of Justice and the SEC. It is not likely either agency will act on the requests unless Allegheny Energy obtains judicial relief requiring DQE to move forward.

Electric Energy Competition

The electricity supply segment of the electric utility industry in the United States is in the midst of becoming a competitive marketplace. The Energy Policy Act of 1992 began the process of deregulating the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become increasingly competitive as companies began to

                                                    West Penn Power Company
                                                           and Subsidiaries


engage in nationwide power trading.  In
addition, some states have taken active steps toward allowing retail customers the right to choose their electricity supplier. All of the states served by the utility subsidiaries of Allegheny Energy have investigated or implemented retail access to alternate electricity suppliers. Allegheny Energy has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. In the absence of federal legislation, state-by-state implementation has begun.

The Customer Choice Act in Pennsylvania has created retail access to a competitive electric energy market. Pursuant to the Customer Choice Act, all electric utilities in Pennsylvania were required in 1998 to establish and administer retail access pilot programs to 5% of the load of each class of their customers. Beginning in January 1999, two-thirds of the Company's customers were permitted to choose an alternate electricity supplier. Remaining Company customers can do so in January 2000. See Note B to the consolidated financial statements for additional information on the settlement agreement reached with the Pennsylvania PUC, which included transition costs and the ability to transfer generating assets to an affiliate at net book value.

One result of the Customer Choice Act is the bifurcation of electricity supply and electricity delivery into two separate businesses. The transmission and distribution (wires) business remains under the traditional regulated ratemaking, while the electricity supply business in Pennsylvania is deregulated, and its pricing will be determined by the marketplace. The wires business will have responsibility as the electricity provider of last resort and will generally obtain its electricity supply from the market, primarily by competitive bidding. Provider of last resort service will continue to be regulated and provided at capped rates. The electricity supply business will be free to sell the Company's generation capacity and energy in the open wholesale and retail market, subject to codes of conduct and the restriction that it may not sell at retail, except under certain conditions, in the Company's service territory through 2003. Because of these new regulations, the Company reorganized for 1999 into a Delivery Business (wires) and a Supply Business (marketing capacity and energy). The Company's Delivery Business will continue to provide transmission and distribution service and will bill a Competitive Transition Charge to native load customers exercising choice.

The status of electric energy competition in Maryland, Virginia, West Virginia, and Ohio in which affiliates of the Company serve are as follows.

In Maryland, the Maryland Public Service Commission (Maryland
PSC) in December 1997 issued an Order to implement retail competition in that state. The Maryland PSC's Order and its revised second Order, call for a deregulation process, including a three-year phase-in beginning July 1, 2000, with recovery of prudent transition costs after mitigation. The Maryland PSC subsequently issued a third Order which clarified certain issues and questions involved with the earlier Orders. A court-approved settlement of appeals of these Orders provides that the Maryland PSC Orders are not final. The Company's Maryland affiliate, The Potomac Edison Company, is subject to these orders and appeals.

In Virginia, a Subcommittee of the Virginia General Assembly studied electric utility restructuring and made recommendations to the General Assembly throughout 1998. The process led to the introduction of detailed

                                                   West Penn Power Company
                                                          and Subsidiaries


restructuring legislation in both the
House and Senate in the 1999 session. The legislation would implement a transition to choice beginning in 2002. The Senate passed the bill and referred it to the House. It is expected that the bill will be signed into law this year. The Company's affiliate, The Potomac Edison Company, is subject to this action.

In West Virginia, the Public Service Commission of West Virginia (W.Va. PSC) issued an Order in December 1996 initiating a general investigation regarding the restructuring of the regulated electric utility industry. A task force was established to further investigate restructuring issues. Legislation passed in March 1998 directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan, which meets the dictates and goals of the legislation, and to then submit that plan to the Legislature for review and possible approval. The W.Va. PSC has since issued an Order setting a schedule for a series of hearings this summer on major issues such as transition costs, codes of conduct, and customer protections. The Company's affiliates, Monongahela Power Company and The Potomac Edison Company, are subject to this restructuring plan.

In Ohio, the Public Utilities Commission of Ohio has continued informal roundtable discussions on issues concerning competition in the electric utility industry. The Governor established a legislative committee from members of both the Senate and House to further review issues regarding deregulation. Several bills on restructuring and deregulation have been introduced in the Ohio Legislature and are subject to continuing hearings and negotiations at the committee level. The Company's affiliate, Monongahela Power Company, is subject to these discussions and hearings.

Fully meeting challenges in the emerging competitive environment will be challenging for Allegheny Energy unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 of PURPA, are repealed or significantly revised. Allegheny Energy continues to advocate the repeal or reform of PUHCA and PURPA on the grounds that they are obsolete and anti-competitive, and that PURPA, in particular, results in utility customers paying above-market prices for power.

Business Strategy

Generation will continue to be a core part of Allegheny Energy's business. Allegheny Energy's goal is to grow generation through building and buying generating facilities. The energy delivery or wires business will also continue to be a core part of Allegheny Energy's business. Allegheny Energy plans to expand the energy delivery business primarily through acquisitions of other electric distribution properties.

The Company's settlement agreement in Pennsylvania permitted the transfer of the Company's 3,722 MW of generating capacity to a new, unregulated, company that is expected to be a wholly owned subsidiary. The Company plans to transfer these generating assets at book value. The unregulated generation will be sold in both the wholesale and retail competitive marketplace, allowing greater earnings growth potential, subject to market risk, while allowing Allegheny Energy to capitalize on its strengths in the generation business.

Allegheny Energy continues to study ways to meet existing and future increases in regulated customer demand, including new and efficient electric

                                                    West Penn Power Company
                                                           and Subsidiaries


technologies, construction of various types and sizes of generating units, increasing the efficiency and availability of Company generating facilities, reducing internal electrical use and transmission and distribution losses, and acquisition of energy and capacity from third-party suppliers.

Environmental Issues

In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

The significant costs of complying with Title IV (acid rain) provisions of Phase I of the Clean Air Act Amendments of 1990
(CAAA) have been incurred and are being recovered currently from customers in rates. The Company estimates that its banked emission allowances will allow it to comply with Phase II sulfur dioxide (SO2) limits through 2005. Studies to evaluate cost-effective options to comply with Phase II limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.

Title I of the CAAA established an Ozone Transport Commission to ascertain additional nitrogen oxides (NOx) reductions to allow the Ozone Transport Region (OTR) to meet the ozone National Ambient Air Quality Standards (NAAQS). Under terms of a Memorandum of Understanding (MOU) among the OTR states, the Company's generating station located in Pennsylvania was required to reduce NOx emissions by approximately 55% from the 1990 baseline emissions, with a compliance date of May 1999. Further reductions of 75% from the 1990 baseline may be required by May 2003 under Phase III of the MOU. However, this reduction will most likely be suspended by the proposed NOx State Implementation Plan (SIP) call rule discussed below. While the SIP call is being litigated, the Company is making preliminary plans to comply by applying NOx reduction facilities to existing units at various power stations. If reductions of 75% are required, installation of post-combustion control technologies would be very expensive. Pennsylvania promulgated regulations to implement Phase II of the MOU in November 1997.

The Ozone Transport Assessment Group issued its final report in June 1997 that recommended the Environmental Protection Agency
(EPA) consider a range of NOx controls between existing CAAA Title IV controls and the less stringent of 85% reduction from the 1990 emission rate or 0.15 lb/mmBtu. The EPA initiated the regulatory process to adopt the recommendations and issued its final NOx SIP call rule on September 24, 1998. The EPA's SIP call rule finds that 22 eastern states (including Maryland, Pennsylvania, and West Virginia) and the District of Columbia are all contributing significantly to ozone nonattainment in downwind states. The final rule declares that this downwind nonattainment will be eliminated (or sufficiently mitigated) if the upwind states reduce their NOx emissions by an amount that is precisely set by the EPA on a state-by-state basis. The final SIP call rule requires that all state-adopted Nox reduction measures must be incorporated into SIPs by September 24, 1999, and must be implemented by May 1, 2003. The Company's compliance with these requirements would require the installation of post-combustion control technologies on most, if not all, of its power stations. The Company continues to work with other coal-burning utilities and other affected constituencies in coal-producing states to challenge this EPA action.

                                                    West Penn Power Company
                                                           and Subsidiaries


In August 1997, eight northeastern states filed Section 126 petitions with the EPA requesting the immediate imposition of up to an 85% NOx reduction from utilities located in the Midwest and Southeast (West Virginia included). The petitions claim NOx emissions from these upwind sources are preventing their attainment with the ozone standard. In December 1997, the petitioning states and the EPA signed a Memorandum of Agreement to address these petitions in conjunction with the related SIP call mentioned above. In October 1998, the EPA proposed approval of the petitions. However, the EPA believes implementation of the NOx SIP call will alleviate the need to grant the petitions. The EPA intends to issue a final rule by April 1999.

The EPA is required by law to regularly review the NAAQS for criteria pollutants. Recent court orders in litigation by the American Lung Association have expedited these reviews. The EPA in 1996 decided not to revise the SO2 and NOx standards. Revisions to particulate matter and ozone standards were proposed by the EPA in 1996 and finalized in July 1997. State attainment plans to meet the revised standards will not be developed for several years. Also, in July 1997, the EPA proposed regional haze regulations to improve visibility in Class I federal areas (national parks and wilderness areas). If finalized, subsequent state regulations could require additional reduction of SO2 and/or NOx emissions from Company facilities. The effect on the Company of revision to any of these standards or regulations is unknown at this time, but could be substantial.

The final outcome of the revised ambient standards, Phase III of the MOU, SIP calls, and Section 126 petitions cannot be determined at this time. All are being challenged by rulemaking, petition, and/or the litigation process. Implementation dates are also uncertain at this time, but could be as early as 2003, which would require substantial capital expenditures in the 1999-2000 period. The Company's construction forecast includes the expenditure of $147 million of capital costs during the 1999-2003 period to comply with the SIP call.

Climate change is alleged to be the result of the atmospheric accumulation of certain gases collectively referred to as greenhouse gases (GHG), the most significant of which is carbon dioxide (CO2). Human activities, particularly combustion of fossil fuels, are alleged to be responsible for this accumulation of GHG. The Clinton Administration has signed an international treaty called the Kyoto Protocol, which will require the United States to reduce emissions of GHG by 7% from 1990 levels in the 2008-2012 time period. The United States Senate must ratify the Kyoto Protocol before it enters into force. The Senate passed a resolution in 1997 that placed two conditions on entering into any international climate change treaty. First, any treaty must include all nations, and, second, any treaty must not cause serious harm to the Unites States' economy. The Kyoto Protocol does not appear to satisfy either of these conditions, and, therefore, the Clinton Administration has withheld it from consideration by the Senate. Because coal combustion in power plants produces about 33% of the Unites States' CO2 emissions, implementation of the Kyoto Protocol would raise considerable uncertainty about the future viability of coal as a fuel source for new and existing power plants.

The Company previously reported that the EPA had identified the Company and its regulated affiliates as potentially responsible parties, along with approximately 175 others, in a Superfund site subject to cleanup. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. The Company and its

                                                     West Penn Power Company
                                                            and Subsidiaries


regulated affiliates have also been named as defendants along with multiple other defendants in pending asbestos cases involving one or more plaintiffs. The Company believes that provisions for liability and insurance recoveries are such that final resolution of these claims will not have a material effect on its financial position.

Independent Transmission System Operator

Allegheny Energy conditionally executed a membership agreement with the Midwest Independent System Operator expressly contingent upon consummation of a proposed merger with DQE. The membership agreement was entered into on April 9, 1998, and filed with the FERC on April 13, 1998. Allegheny Energy's membership status remains conditional upon the outcome of the merger. Many industry participants, including customers and regulatory authorities, believe that an entity independent of the utilities which own the transmission systems is needed to operate the systems to ensure nondiscriminatory access to the transmission systems by all users. Should these beliefs result in a mandate, Allegheny Energy may either voluntarily or involuntarily sustain membership or achieve new membership in some form of Independent System Operator.

Year 2000 Readiness Disclosure

As the Year 2000 (Y2K) approaches, most organizations, including the Company, could experience serious problems related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company and its affiliates in the System are proceeding with a comprehensive effort to continue operations without significant problems in 2000 and beyond. An Executive Task Force is coordinating the efforts of 24 separate Y2K Teams, representing all business and support units in the System.

In May 1998, the North American Electric Reliability Council
(NERC), of which the System is a member, accepted a request from the United States Department of Energy to coordinate the industry's Y2K efforts. The electric utility industry and the System have segmented the Y2K problem into the following components:

Computer hardware and software;

Embedded chips in various equipment; and

Vendors and other organizations on which the System relies for critical materials and services.

The industry's and the System's efforts for each of these three components include assessment of the problem areas and remediation, testing, and contingency plans for critical functions for which remediation and testing are not possible or which do not provide reasonable assurance.

The NERC has established a goal of having the industry achieve a state of Y2K readiness for critical systems by June 30, 1999, and, to monitor progress, requires each utility to prepare and submit a monthly report showing progress and dated plans. By Order dated July 9, 1998, the Pennsylvania PUC initiated a proceeding requiring each utility that cannot meet a Y2K readiness date of March 31, 1999, for mission critical systems to file contingency plans by

                                                     West Penn Power Company
                                                            and Subsidiaries


that date.  The System's Y2K plans are
designed to achieve the NERC and Pennsylvania PUC goals.

Integrated electric utilities are uniquely reliant on each other to avoid, in a worst case situation, cascading failure of the entire electrical system. The System is working with the Edison Electric Institute, the Electric Power Research Institute, the NERC, and the East Central Area Reliability Agreement group to capitalize on industry-wide experiences and to participate in industry-wide testing and contingency planning. The NERC, on January 11, 1999, issued a press release stating, based on the individual NERC reports it had received from 98% of the electrical industry, that "although there is clearly much more work to be done, we have found that North America's electric power supply and delivery systems are well on their way to being Y2K ready."

The SEC requires that each company disclose its estimate of the "most reasonably likely worst case scenario" of a negative Y2K event. Since the Company and the industry are working diligently to avoid any disruption of electric service, the Company does not believe it or its customers will experience any significant long-term disruptions of electric service. It is the Company's opinion that the "most reasonably likely worst case scenario" is that there could be isolated problems at various Company facilities or at the facilities of neighboring utilities that may have somehow escaped discovery in the identification, remediation, and testing process, and that these problems may cause isolated disruptions of service. All utilities, including the Company, have experience in the implementation of existing emergency plans and are currently expanding their emergency plans to include contingency plans to respond quickly to any such events.

The Company is aware of the importance of electricity to its customers and is using its best efforts to avoid any serious Y2K problems. Despite the Company's best efforts, including working with internal resources, external vendors, and industry associations, the Company cannot guarantee that it will be able to conduct all of its operations without Y2K interruptions. To the extent that any Y2K problem may be encountered, the Company is committed to resolution as expeditiously as possible to minimize the effect of any such event.

Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the remaining Y2K work is significant, it primarily represents a labor-intensive effort of remediation, component testing, multiple systems testing, documentation, and contingency planning. While outside contractors and equipment vendors will be employed for some of the work, the Company believes it must rely on System employees for most of the effort because of their experience with the Company's systems and equipment. The Company currently estimates that its total incremental expenditures for the Y2K effort since it began identification of Y2K costs will be within a range of $7 to $10 million. Of that amount, about $4 million has been incurred through 1998.

The descriptions herein of the Company's Y2K effort are made pursuant to the Year 2000 Information and Readiness Disclosure Act. Forward-looking statements herein are made pursuant to the Private Securities Litigation Reform Act of 1995. Of necessity, the Company's Y2K effort is based on estimates of assessment, remediation, testing, and contingency planning

                                                    West Penn Power Company
                                                           and Subsidiaries

activities. There can be no assurance that actual results will not materially differ from expectations.

                                                Allegheny Generating Company

                    1998 Financial Statements



                                     Allegheny Generating Company


                                         Part of Allegheny Energy

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

Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which Allegheny Generating Company (the Company) operates, including regulatory proceedings affecting rates charged by the Company; environmental, legislative, and regulatory changes; future economic conditions; developments relating to the proposed merger of Allegheny Energy, Inc. (Allegheny Energy) with DQE, Inc.
(DQE), parent company of Duquesne Light Company in Pittsburgh, Pa.; and other circumstances that could affect anticipated revenues and costs such as unscheduled maintenance or repair requirements and compliance with laws and regulations.

SIGNIFICANT EVENTS IN 1998, 1997, AND 1996

See page 3 and also Note B to the financial statements for information about the proposed merger of Allegheny Energy with DQE.

REVIEW OF OPERATIONS

As described under Liquidity and Capital Requirements, revenues are determined under a cost-of-service formula rate schedule. Revenues are expected to decrease each year due to a normal continuing reduction in the Company's net investment in the Bath County station and its connecting transmission facilities upon which the return on investment is determined. The net investment (primarily net plant less deferred income taxes) decreases to the extent that provisions for depreciation and deferred income taxes exceed net plant additions. Revenues for 1998 and 1997 decreased due to a reduction in net investment and reduced operating expenses.

The decrease in operating expenses in 1998 and 1997 resulted from a decrease in federal income taxes due to a decrease in operating income before taxes, exclusive of other income which is reported net of taxes combined with a decrease in operation and maintenance expense.

Effective June 1, 1995, the Federal Energy Regulatory Commission
(FERC) gave approval for the Company to add a prior tax payment of approximately $12 million to rate base. In September 1997, the Company received a tax-related contract settlement of $8.8 million of taxes related to the $12 million added to rate base

                                               Allegheny Generating Company

in 1995. The 1997 settlement amount was recorded as a reduction to plant and was removed from rate base.

The increase in other income, net in 1997 was due to interest on the refund on the tax-related contract settlement (see above).

The decrease in interest on long-term debt in 1998 and 1997 was primarily the result of a decrease in the average amount of long-term debt outstanding.

The increase in other interest expense in 1998 was due to an increased level of short-term debt maintained by the Company upon retirement of medium-term debt.

LIQUIDITY AND CAPITAL REQUIREMENTS

The Company's only operating assets are an undivided 40% interest in the Bath County (Virginia) pumped-storage hydroelectric station and its connecting transmission facilities. The Company has no plans for construction of any other major facilities.

Pursuant to an agreement, Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company (the Parents), buy all of the Company's capacity in the station priced under a "cost-of-service formula" wholesale rate schedule approved by the FERC. Under this arrangement, the Company recovers in revenues all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment. On December 29, 1998, the FERC issued an Order accepting a proposed amendment to the Parent's Power Supply Agreement for the Company effective January 1, 1999. This amendment sets the generation demand for each Parent proportional to its ownership in the Company. Previously, demand for each Parent fluctuated due to customer usage.

The Company's rates are set by a formula filed with and previously accepted by the FERC. The only component which changes is the return on equity (ROE). Pursuant to a settlement agreement filed with and approved by the FERC, the Company's ROE is set at 11% and will continue at that rate unless any affected party seeks a change.

As previously reported, the Company has received authority from the Securities and Exchange Commission (SEC) to pay common dividends from time to time through December 31, 2001, out of capital to the extent permitted under applicable corporation law and any applicable financing agreements which restrict distributions to shareholders. Due to the nature of being a single asset company with declining capital needs, the Company systematically reduces capitalization each year as its asset depreciates. This has resulted in the payment of dividends in excess of current earnings out of other paid-in capital and the reduction of retained earnings to zero. The Company's goal is to retire debt and pay dividends in amounts necessary to maintain a common equity position of about 45%, including short-term debt. The payment of dividends out of capital surplus will not be detrimental to the financial integrity or working capital of either the Company or its Parents, nor will it adversely affect the protections due debt security holders.

                                               Allegheny Generating Company


An Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs to the Company to the extent that Allegheny Energy and the Company's Parents have funds available. To the extent funds are not available from the money pool, the Company borrows from external sources.


SIGNIFICANT CONTINUING ISSUES

Proposed Merger with DQE

Allegheny Energy, Inc., (Allegheny Energy) parent of the Company's parents, believes that DQE's basis for seeking to terminate the merger (described in Note B to the financial statements) is without merit. Accordingly, Allegheny Energy continues to seek the remaining regulatory approvals from the Department of Justice and the SEC. It is not likely either agency will act on the requests unless Allegheny Energy obtains judicial relief requiring DQE to move forward.

Year 2000 Readiness Disclosure

The Company and its Parents have spent considerable time and effort over the past several years on the issue of the Year 2000
(Y2K) software compliance, and the effort is continuing. Certain software has already been made year 2000 compliant by upgrades and replacement, and analysis is continuing on others, in accordance with a schedule planned to permit the Company and its Parents to process information in the year 2000 and beyond without significant problems. Expenditures for year 2000 compliance are not expected to have a material effect on the Company's results of operations or financial position.

As described in the second paragraph under Liquidity and Capital Requirements above, the Company's results of operations are primarily related to recovery of fixed capital costs under contract with its Parents and therefore are not affected by the operation, or non-operation, of the Bath County station and related transmission facilities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements



                                              Index

                                            Monon-  Potomac  West
                                     AE     gahela  Edison   Penn    AGC

Report of Independent Accountants    F- 1    F-26    F-41    F-56    F-77

Statement of Income for
  the three years ended
  December 31, 1998                  F- 2    F-27    F-42    F-57    F-78
Statement of Retained Earnings
  for the three years ended
  December 31, 1998                   -      F-27    F-42    F-57    F-78

Statement of Cash Flows for
  the three years ended
  December 31, 1998                  F- 3    F-28    F-43    F-58    F-79

Balance Sheet at December 31,
  1998 and 1997                      F- 4    F-29    F-44    F-59    F-80

Statement of Capitalization at
  December 31, 1998 and 1997         F- 5    F-30    F-45    F-60    F-80

Statement of Common Equity for
  the three years ended
  December 31, 1998                  F- 6     -       -       -       -

Notes to financial statements        F- 7    F-31    F-46    F-61    F-81

Financial Statement Schedules -
  Schedules for the three years
  ended December 31, 1998             49      49      49      49      49

II Valuation and qualifying
  accounts                            S-1     S-2     S-3     S-4      -

                                                      Allegheny Energy, Inc.


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and the Shareholders of Allegheny Energy, Inc.

     In our opinion, the accompanying consolidated balance sheet, consolidated statements of capitalization and of common equity and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of Allegheny Energy, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP


Pittsburgh, Pennsylvania
February 4, 1999

                                                      Allegheny Energy, Inc.


Consolidated Statement of Income


Year ended December 31                                 1998           1997           1996
(Thousands of Dollars Except Per Share Data)

Operating Revenues:
Utility                                            $  2,329,450   $  2,283,697   $  2,326,902
Nonutility                                              246,986         85,794            747
     Total Operating Revenues                         2,576,436      2,369,491      2,327,649

Operating Expenses:
Operation:
  Fuel                                                  566,453        559,939        513,210
  Purchased power and exchanges, net                    388,758        219,837        184,357
  Deferred power costs, net                              (6,639)       (22,916)        15,621
  Other                                                 337,440        308,991        299,817
Maintenance                                             217,559        230,602        243,314
Internal restructuring charges and asset write-off                                    103,865
Depreciation                                            270,379        265,750        263,246
Taxes other than income taxes                           194,583        186,978        185,373
Federal and state income taxes                          168,396        168,073        127,992
  Total Operating Expenses                            2,136,929      1,917,254      1,936,795
  Operating Income                                      439,507        452,237        390,854

Other Income and Deductions:
Allowance for other than borrowed funds used
  during construction                                     1,553          4,393          3,157
Other income, net                                         8,180         18,016          4,370
  Total Other Income and Deductions                       9,733         22,409          7,527
  Income Before Interest Charges and
   Preferred Dividends                                  449,240        474,646        398,381

Interest Charges and Preferred Dividends:
Interest on long-term debt                              161,057        173,568        166,387
Other interest                                           19,395         14,409         15,398
Allowance for borrowed funds used during construction    (3,471)        (3,907)        (2,731)
Dividends on preferred stock of subsidiaries              9,251          9,280          9,280
  Total Interest Charges and Preferred Dividends        186,232        193,350        188,334

Consolidated Income Before Extraordinary Charge         263,008        281,296        210,047

Extraordinary Charge, Net                              (275,426)

Consolidated Net (Loss) Income                     $    (12,418)  $    281,296   $    210,047

Common Stock Shares Outstanding (Average)           122,436,317    122,208,465    121,141,446

Basic and Diluted Earnings Per Average Share:
  Consolidated income before extraordinary charge        $ 2.15          $2.30          $1.73
  Extraordinary charge, net                              $(2.25)

Consolidated Net (Loss) Income                          $  (.10)         $2.30          $1.73


See accompanyiong notes to consolidated financial statements.

                                                      Allegheny Energy, Inc.



Consolidated Statement of Cash Flows


Year ended December 31                                     1998          1997          1996
(Thousands of Dollars)

Cash Flows from Operations:
Consolidated net (loss) income                       $  (12,418)      $  281,296    $  210,047
Extraordinary charge, net of taxes                      275,426
Consolidated income before extraordinary charge         263,008          281,296       210,047
Depreciation                                            270,379          265,750       263,246
Deferred investment credit and income taxes, net         20,998           66,362        20,887
Deferred power costs, net                                (6,639)         (22,916)       15,621
Allowance for other than borrowed funds
  used during construction                               (1,553)          (4,393)       (3,157)
Internal restructuring liability                         (5,504)         (50,597)       55,544
PURPA project buyout                                                     (48,000)
Changes in certain current assets and liabilities:
  Accounts receivable, net                               15,365           (6,052)       19,570
  Materials and supplies                                (12,852)          (1,385)       15,507
  Accounts payable                                       23,118          (17,172)        1,739
  Taxes accrued                                          14,312           (3,653)         (181)
Other, net                                               10,550           19,386        (7,902)

                                                        591,182          478,626       590,921

Cash Flows from Investing:
Utility construction expenditures
  (less allowance for other than borrowed
  funds used during construction)                      (227,809)        (280,255)     (286,297)
Nonutility construction expenditures and investments     (6,205)            (829)     (180,245)
                                                       (234,014)        (281,084)     (466,542)

Cash Flows from Financing:
Sale of common stock                                                      16,706        33,847
Issuance of long-term debt                              211,952                        160,000
Retirement of long-term debt                           (419,780)         (46,892)      (54,143)
Short-term debt, net                                     52,436           49,971       (43,988)
Cash dividends on common stock                         (210,591)        (210,195)     (204,720)
                                                       (365,983)        (190,410)     (109,004)


Net Change in Cash and Temporary Cash Investments        (8,815)           7,132        15,375
Cash and Temporary Cash Investments at January 1         26,374           19,242         3,867

Cash and Temporary Cash Investments at December 31   $   17,559       $   26,374    $   19,242

Supplemental Cash Flow Information
Cash paid during the year for:
  Interest (net of amount capitalized)               $  171,719       $  178,121    $  169,200
  Income taxes                                          145,053          108,519       132,037


See accompanying notes to consolidated financial statements.

                                                        Allegheny Energy, Inc.

Consolidated Balance Sheet

As of December 31                        1998                1997
(Thousands of Dollars)


Assets
Property, Plant, and Equipment:
At original cost, including $166,330
  and $229,785 under construction         $ 8,629,733        $  8,451,424
Accumulated depreciation                   (3,395,603)         (3,155,210)
                                            5,234,130           5,296,214
Investments and Other Assets:
Subsidiaries consolidated-excess of cost
  over book equity at acquisition              15,077              15,077
Benefit plans' investments                     87,468              79,474
Nonutility investments                          9,361               4,992
Other                                           1,566               1,559
                                              113,472             101,102
Current Assets:
Cash and temporary cash investments            17,559              26,374
Accounts receivable:
Electric service, net of $18,011 and
  $17,191 uncollectible allowance             276,866             296,082
Other, net                                     16,163              12,312
Materials and supplies-at average cost:
Operating and construction                     99,439              80,836
Fuel                                           57,610              63,361
Prepaid taxes                                  56,658              51,724
Other, including current portion of
  regulatory assets                            30,788              24,005
                                              555,083             554,694

Deferred Charges:
Regulatory assets                             704,506             586,125
Unamortized loss on reacquired debt            48,671              49,550
Other                                          91,931              66,406

                                              845,108             702,081

Total                                     $ 6,747,793        $  6,654,091

Capitalization and Liabilities

Capitalization:
Common stock, other paid-in capital,
  and retained earnings                   $ 2,033,889        $  2,256,898
Preferred stock                               170,086             170,086
Long-term debt and QUIDS                    2,179,288           2,193,153
                                            4,383,263           4,620,137
Current Liabilities:
Short-term debt                               258,837             206,401
Long-term debt due within one year                                185,400
Accounts payable                              153,107             129,989
Taxes accrued:
Federal and state income                       17,442              10,453
Other                                          62,751              55,428
Interest accrued                               35,945              40,000
Deferred income taxes                          18,718
Adverse power purchase commitments             47,173
Other                                         101,239              74,170
                                              695,212             701,841
Deferred Credits and Other Liabilities:
Unamortized investment credit                 125,396             133,316
Deferred income taxes                         842,193           1,031,236
Regulatory liabilities                         80,354              91,178
Adverse power purchase commitments            538,745
Other                                          82,630              76,383
                                            1,669,318           1,332,113
Commitments and Contingencies (Note N)

Total                                     $ 6,747,793        $  6,654,091


See accompanying notes to consolidated financial statements.

                                                        Allegheny Energy, Inc.


Consolidated Statement of Capitalization

                                                              (Thousands of Dollars)          (Capitalization Ratios)
As of December 31                                              1998            1997            1998             1997
Common Stock:
Common stock of Allegheny Energy, Inc.-
$1.25 par value per share, 260,000,000 shares
 authorized, 122,436,317 shares outstanding                 $  153,045    $   153,045
Other paid-in capital                                        1,044,085      1,044,085
Retained earnings                                              836,759      1,059,768
Total                                                        2,033,889      2,256,898          46.4%            48.8%

Preferred Stock of Subsidiaries-cumulative, par value
  $100 per share, authorized 9,975,688 shares:

                           December 31, 1998
                        Shares            Regular Call Price
  Series           Outstanding            Per Share
  3.60%-4.80%          650,861            $102.205 to $110.00      65,086         65,086
  $5.88-$7.73          650,000            $102.85 to $102.86       65,000         65,000
  Auction 3.95%-4.12%  400,000            $100.00                  40,000         40,000
Total (annual dividend
  requirements $9,254)                                            170,086        170,086        3.9%             3.7%

Long-Term Debt and QUIDS of Subsidiaries:

First mortgage bonds:                 December 31, 1998
  Maturity                            Interest Rate-%
  1998-2000                           5 5/8-5 7/8                 140,000        242,000
  2002-2004                           6 3/8-7 7/8                 175,000        175,000
  2006-2007                           7 1/4-8                     120,000        120,000
  2021-2025                           7 5/8-8 7/8                 810,000        925,000
Debentures due 2003-2023              5 5/8-6 7/8                 150,000        150,000
Quarterly Income Debt Securities
  due 2025                            8.00                        155,457        155,457
Secured notes due 2002-2024           4.70-6.875                  368,300        368,300
Unsecured notes due 2002-2012         4.35-5.10                    23,695         24,995
Installment purchase obligations
  due 2003                            4.50                         19,100         19,100
Medium-term debt due 2001-2003        5.56-6.18                   237,025        220,000
Unamortized debt discount and
  premium, net                                                    (19,289)       (21,299)

Total (annual interest
  requirements $154,039)                                        2,179,288      2,378,553

Less current maturities                                                         (185,400)

Total                                                           2,179,288      2,193,153          49.7%            47.5%

Total Capitalization                                           $4,383,263    $ 4,620,137         100.0%           100.0%


See accompanying notes to consolidated financial statements.

Consolidated Statement of Common Equity


                                                                       (Thousands of Dollars)
                                                                       Other          Retained       Total
                                          Shares          Common       Paid-In        Earnings       Common
Year ended December 31                    Outstanding     Stock        Capital        (Note G)       Equity

Balance at January 1, 1996                120,700,809    $150,876    $  995,701     $  983,340    $2,129,917

Add:
Sale of common stock, net of expenses:
Dividend Reinvestment and Stock
  Purchase Plan and Employee Stock
  Ownership and Savings Plan                1,139,518       1,424        32,423                       33,847
Consolidated net income                                                                210,047       210,047

Deduct:

Dividends on common stock of the
Company (cash)                                                                         204,720       204,720

Balance at December 31, 1996              121,840,327    $152,300    $1,028,124     $  988,667    $2,169,091

Add:
Sale of common stock, net of expenses:
Dividend Reinvestment and Stock
  Purchase Plan, Employee Stock
  Ownership and Savings Plan,
  and Performance Share Plan                  595,990         745        15,961                      16,706
Consolidated net income                                                                281,296      281,296

Deduct:

Dividends on common stock of the
Company (cash)                                                                         210,195      210,195

Balance at December 31, 1997              122,436,317     $153,045   $1,044,085     $1,059,768   $2,256,898

Deduct:
Consolidated net loss                                                                   12,418       12,418
Dividends on common stock of the
  Company (cash)                                                                       210,591      210,591

Balance at December 31, 1998              122,436,317     $153,045   $1,044,085     $  836,759   $2,033,889


See accompanying notes to consolidated financial statements.

                                                       Allegheny Energy, Inc.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(These   notes   are  an  integral  part  of  the  consolidated   financial
statements.)

Note A: Summary of Significant Accounting Policies

       Allegheny  Energy,  Inc.  (the  Company)  is  an  electric   utility
holding company that derives substantially all of its income from the electric utility operations of its regulated subsidiaries, Monongahela Power Company (Monongahela Power), The Potomac Edison Company (Potomac Edison), and West Penn Power Company (West
Penn).    These    subsidiaries   jointly    own    Allegheny    Generating
Company   (AGC),  which  owns  and  sells  to  its  parents  840  megawatts
(MW) of pumped-storage generating capacity. The markets for the subsidiaries' regulated electric retail sales are in the states of Pennsylvania, West Virginia, Maryland, Virginia, and Ohio. In 1998, revenues from the 50 largest electric utility customers provided approximately 17% of the consolidated retail revenues. The Company also has a wholly owned nonutility subsidiary, AYP Capital, Inc. (AYP Capital), formed in 1994, which, along with its subsidiaries, is involved primarily in energy-related services, development of nonutility power generation, wholesale and retail electricity sales to deregulated markets, telecommunications, and other energy-related businesses.

       The Company and its subsidiaries are subject to regulation by the Securities and Exchange Commission, including the Public Utility Holding Company Act of 1935 (PUHCA). The regulated subsidiaries are subject to regulation by various state bodies having jurisdiction and by the Federal Energy Regulatory Commission (FERC). See Note B for significant changes in the Pennsylvania regulatory environment. Significant accounting
policies   of   the   Company   and   its   subsidiaries   are   summarized
below.

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

                                                       Allegheny Energy, Inc.




Deferred Power Costs, Net

      The costs of fuel, purchased power, and certain other costs, and revenues from sales to other utilities and power marketers, including transmission services, are deferred until they are
either   recovered   from  or  credited  to  customers   under   fuel   and
energy cost-recovery procedures in West Virginia, Maryland, Virginia, and Ohio. West Penn discontinued this practice in Pennsylvania, effective May 1, 1997.

Property, Plant, and Equipment

Utility property, plant, and equipment are stated at original cost, less contributions in aid of construction, except for capital leases, which are recorded at present value. Costs
include   direct   labor   and   material;   allowance   for   funds   used
during construction (AFUDC) on utility property for which construction work in progress is not included in rate base; and indirect costs such as administration, maintenance, and depreciation of transportation and construction equipment, postretirement benefits, taxes, and other benefits related to employees engaged in construction.

       The  cost  of  depreciable  utility  property  units  retired,  plus
removal    costs    less    salvage,    are    charged    to    accumulated
depreciation.

Allowance for Funds Used During Construction

       AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of
borrowed   funds   used  for  construction  purposes   and   a   reasonable
rate   on  other  funds  when  so  used."  AFUDC  is  recognized   by   the
regulated   subsidiaries  as  a  cost  of  utility  property,  plant,   and
equipment with offsetting credits to other income and interest charges. Rates used by the subsidiaries for computing AFUDC in 1998, 1997, and 1996 averaged 7.78%, 8.59%, and 8.41%, respectively. AFUDC is not included in the cost of construction by the nonutility business or by the utility businesses when the cost of financing the construction is being recovered through rates.

      As  discussed  in  Note  B,  as a result  of  a  Pennsylvania  Order,
West   Penn   has   discontinued   the   application   of   the   Financial
Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," for electric generation operations and has adopted SFAS No. 101, "Accounting for the
Discontinuation of Application of FASB Statement No. 71." Starting in July 1998, West Penn stopped accruing AFUDC for generation construction projects and adopted SFAS No. 34, "Capitalizing Interest Costs," to capitalize interest during the period of construction of generation construction projects.
Capitalized   interest,   recognized  by   West   Penn   as   a   cost   of
property,    plant,    and   equipment   with   offsetting    credits    to
interest   charges,   is   reported  in  the   statement   of   income   as
allowance   for   borrowed   funds   used

                                                      Allegheny Energy, Inc.


during construction.  Since adoption   in   July  1998,  rates
used by West Penn for capitalizing interest on generation construction projects averaged 7.45%.


Depreciation and Maintenance

       Provisions for depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.3% of average depreciable property in each of the years 1998 and 1997, and 3.5% in 1996. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

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

Regulatory Assets and Liabilities

       In   accordance  with  SFAS  No.  71,  the  Company's   consolidated
financial   statements  include  certain  assets  and   liabilities   based
on cost-based ratemaking regulation.

Income Taxes

       Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. For the regulated subsidiaries, differences between income tax expense, computed on the basis of financial accounting income and taxes payable based on taxable income, are accounted for substantially in accordance with the accounting procedures followed for ratemaking purposes. Deferred tax assets and liabilities represent the tax effect of temporary differences
between   the
financial   statement  and  tax   basis   of   assets   and
liabilities computed using the most current tax rates.

       Provisions for federal income tax were reduced in previous years by investment credits, and amounts equivalent to such credits were charged to income with concurrent credits to a deferred account. These balances are being amortized over the estimated service lives of the related properties.

Postretirement Benefits

       The Company's subsidiaries have a noncontributory, defined benefit pension plan covering substantially all employees, including officers. Benefits are based on the employee's years of service and compensation. The funding policy is to contribute annually at least the minimum amount required under the Employee Retirement Income Security Act and not more than can be deducted for federal income tax purposes.

         The Company's subsidiaries also provide partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-
of-service vesting schedule and other plan provisions. The funding plan for these costs is to contribute the maximum amount that can be deducted for federal income tax purposes. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. Medical benefits are self-insured. The life insurance plan is paid through insurance premiums.

Capitalized Software Costs

       The   Company  capitalizes  the  cost  of  software  developed   for
internal   use.  These  costs  are  amortized  on  a  straight-line   basis
over a five-year period beginning upon a project's completion.

Comprehensive Income

       SFAS No. 130, "Reporting Comprehensive Income," effective for 1998, established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. The Company does not have any
elements   of   other   comprehensive  income  to  report   in   accordance
with SFAS No. 130.


Note B: Industry Restructuring

        In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice
Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy supply market. Approximately 45% of the Company's retail revenues are from its Pennsylvania subsidiary, West Penn. On August 1, 1997,
West Penn filed with the Pennsylvania Public Utility Commission (Pennsylvania PUC) a comprehensive restructuring plan to implement full customer choice of electricity suppliers as required by the Customer Choice Act. The filing

                                                      Allegheny Energy, Inc.


included a plan for recovery of transition costs (sometimes
referred   to    as stranded  costs) through  a Competitive
Transition Charge (CTC).

        Transition   costs   are   costs   incurred   under   a   regulated
environment,   which   may   not   be   recoverable   in   a    competitive
market.   The  amount  of  transition  costs  has  been  a  key  issue   in
the restructuring proceedings. Since the installed costs of utility facilities are known, the key variable in transition cost determinations in Pennsylvania was the projection of market prices of electricity in future periods. West Penn's restructuring plan filing included its determination of its transition costs based on its projection of future market prices. West Penn's recoverable transition costs were limited to $1.2 billion by rate caps mandated by the Customer Choice Act.

       On May 29, 1998, the Pennsylvania PUC issued an Order authorizing West Penn recovery of approximately $595 million (or $525 million in the event of the merger) in transition costs, with a return, based on alternative projections of future market prices. On June 26, 1998, the Pennsylvania PUC denied, except for minor corrections, a request by West Penn for reconsideration of the May 29 Order. On that same day, West Penn filed a formal appeal in state court and an action in federal court challenging the Pennsylvania PUC's restructuring Order.

      As  a  result  of  the  May  29, 1998, Order,  West  Penn  determined that it was required to discontinue the application of SFAS No. 71 for electric generation operations and adopt SFAS No. 101. In doing so, West Penn also determined that, under the provisions of SFAS No. 101, an extraordinary charge of $450.6 million ($265.4 million after taxes) was required to reflect adverse power purchase commitments and deferred costs that are not recoverable from customers under the Pennsylvania PUC's Order.

       While pursuing its litigation, West Penn participated in settlement discussions with interested parties regarding issues related to the restructuring Order. A negotiated settlement was achieved, and, on November 19, 1998, the Pennsylvania PUC granted final approval to West Penn's restructuring settlement agreement. The settlement agreement includes the following provisions:

-    Agreement   by   the  parties  to  withdraw  all  litigation   related
     to the Pennsylvania deregulation proceedings.

-    Establishment   of   an  average  shopping  credit   of   3.16   cents
     per   kilowatt-hour  in  1999  for  West  Penn  customers   who   shop
     for the generation portion of electricity services.

-    Two-thirds   of   West   Penn's   customers   have   the   option   of
     selecting  a  generation  supplier  on  January  2,  1999,  with   all
     customers able to shop on January 2, 2000.

-    Requires   a  rate  refund  from  1998  revenue  (about  $25  million)
     via  a  2.5%  rate  decrease  throughout  1999,  accomplished  by   an
     equal percentage decrease for each rate class.

                                                      Allegheny Energy, Inc.


-    Provides   that   customers   will   have   the   option   of   buying
     electricity    from    West   Penn   at   capped   generation    rates
     through   2008,   and   that  transmission  and   distribution   rates
     are   capped   through  2005,  except  that  the  capped   rates   are
     subject   to   certain  increases  as  provided  for  in  the   Public
     Utility Code.

-    Prohibits     complaints    challenging    West    Penn's    regulated
     transmission and distribution rates through 2005.

-    Provides   about   $15   million  of  West  Penn   funding   for   the
     development   and   use   of  renewable  energy   and   clean   energy
     technologies, energy conservation, energy efficiency, etc.

-    Permits   recovery   of   $670  million  in  transition   costs   plus
     return   over   10   years  beginning  in  January   1999   for   West
     Penn. In the event that the merger of Allegheny Energy, Inc. and DQE, Inc. (DQE), parent company of Duquesne Light
     Company   in   Pittsburgh,   Pa.,  is  consummated,   the   transition
     costs will be adjusted to $630 million plus return to provide a sharing of merger synergy savings with customers.

- Allows for income recognition of transition cost recovery in the earlier years of the transition period to reflect the Pennsylvania PUC's projections that electricity market prices are lower in the earlier years.

- Grants West Penn's application to issue bonds to securitize up to $670 million (or $630 million in the event of the merger) in transition costs and to provide 75% of the associated savings to customers with 25% to shareholders.

- Authorizes the transfer of West Penn's generating assets to a nonutility affiliate at book value. Subject to certain time-limited exceptions, the nonutility business can compete in the unregulated energy market.

-    If   West  Penn  is  forced  to  divest  some  generating  assets   or
     chooses to divest all of its generation before 2002, the CTC will be adjusted, either up or down, based on the results of such divestiture.

       As  a  result  of  the  November  19,  1998,  settlement  agreement, the extraordinary charge was increased by $16.3 million ($10.0 million after taxes) to $466.9 million ($275.4 million after taxes), and additional charges of $40.3 million ($23.7 million after taxes) related to the West Penn revenue refund and energy program payments were also recorded. See Note C for additional details. Pursuant to Pennsylvania PUC Orders, starting in 1999, West Penn is unbundling its rates to reflect separate prices for
the   supply   charge,   the   CTC,  and  transmission   and   distribution
charges. While supply will be open to competition, West Penn will continue to provide regulated transmission and distribution services to customers in its service area at Pennsylvania PUC- and FERC-regulated rates and will be the electricity provider of last resort for those customers who decide not to choose another electricity supplier.

                                                      Allegheny Energy, Inc.


       As   stated  above,  West  Penn  made  its  filing  concerning   its
transition   cost   requirements  based  on  its  early   1997   projection
of   market  prices.  The  Pennsylvania  PUC  issued  its  May  29,   1998,
Order to West Penn, as well as its 1998 orders to all other Pennsylvania electric utilities, based on alternative projections. Current prices, which the Company believes are being influenced, among other things, by price volatility in the summer of 1998, are equal to and in some cases higher than the projections adopted by the Pennsylvania PUC in its deregulation orders issued to West Penn and other utilities in the state. If the Pennsylvania PUC's projections are correct, West Penn believes that the transition costs provided will be sufficient to permit it to recover its embedded costs, with a return, during the transition from regulation to deregulation of electricity generation.

       The West Penn settlement agreement authorizes West Penn to create a CTC regulatory asset for specified CTC revenues in 1999 through 2002 to be amortized in 2005 through 2008. The regulatory asset booking of CTC revenue acts to accelerate recognition of transition cost recovery. In addition, the settlement agreement specifies how CTC revenues will be allocated between return on and recovery of transition costs. Amortization of regulatory assets in 1999 through 2008 under the Pennsylvania PUC-approved settlement agreement results in smaller amortization expense in the early years of the transition period which favorably affects earnings in those years.

       Also pursuant to the Customer Choice Act, all electric utilities in Pennsylvania were required to establish and administer retail access pilot programs under which customers representing 5% of the load of each rate class would choose an electricity supplier other than their own local franchise utility. The pilot programs began on November 1, 1997, and
continued    through    December   31,   1998.   As    ordered    by    the
Pennsylvania PUC, pilot participants received an energy credit to their bills from their local utility and paid an alternate supplier for energy. To assure participation in the pilot program, the credit established by the Pennsylvania PUC was artificially high (greater than West Penn's generation costs), with the result that West Penn suffered a loss of $6.5 million.
West Penn attempted to mitigate the loss by competing for sales to pilot participants of other utilities as an alternate
supplier.    The    Pennsylvania   PUC   approved   West    Penn's    pilot
compliance filing and thus has indicated its intent to treat the revenue losses as a regulatory asset subject to review and potential rate recovery. Because sales prices were low and margins were commensurately thin, West Penn was unable to completely offset its pilot losses with new revenues. Accordingly, West Penn deferred the net revenue losses as a regulatory asset.

Note C: Accounting for the Effects of Price Deregulation

     In 1997, the FASB, through its Emerging Issues Task Force
(EITF), issued EITF No. 97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statement Numbers 71 and 101." In EITF 97-4, the EITF agreed that when a rate order that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the entity should cease to apply SFAS No. 71 to that separable portion of its business. West Penn believes that the Pennsylvania PUC Order dated May 29, 1998, as described in Note B which begins on page 50, provides

                                                      Allegheny Energy, Inc.

sufficient details
regarding the deregulation of West Penn's electric generation operations to require discontinuation of the application of SFAS No. 71 for its electric generation operations. Effective June 30, 1998, West Penn adopted the provisions of SFAS No. 101 for its electric generation operations. West Penn determined that under the provisions of SFAS No. 101, an extraordinary charge of $466.9 million ($275.4 million after taxes) was required to reflect a write-off of certain disallowances in the Pennsylvania PUC's May 29, 1998, Order, as revised by the Pennsylvania PUC-approved November 19, 1998, settlement agreement. The write-off reflects adverse power purchase commitments and deferred costs that are not recoverable from customers under the Pennsylvania PUC's Order and settlement agreement as follows:

(Millions of Dollars)                               Gross     Net-of-Tax

AES Beaver Valley nonutility generation contract    $197.5    $116.5
AGC pumped storage capacity contract                 165.6      97.7
Other                                                103.8      61.2

Total extraordinary charge                          $466.9    $275.4

       In 1985, West Penn entered into a contract with Applied Energy Services (AES) Corporation for the purchase of energy from
AES's   Beaver  Valley  generating  plant  in  Pennsylvania   pursuant   to
the  requirements  of  the  Public  Utility  Regulatory  Policies  Act   of
1978 (PURPA).

       West Penn owns 45% of AGC, which owns an undivided 40% interest in the 2,100-MW pumped-storage hydroelectric station in Bath County, Va. West Penn buys AGC's capacity in the station priced under a cost of service formula wholesale rate schedule approved by the FERC.

       Under both of these contracts, West Penn has purchase commitments at costs in excess of the market value of energy from the plants. Because of utility restructuring under the Customer Choice Act, these commitments have been determined to be adverse purchase commitments requiring accrual as loss contingencies
pursuant   to   SFAS   No.   5,   "Accounting   for   Contingencies."   The
extraordinary charge before taxes for these contracts is the net result of such excess cost accruals (recorded as adverse power purchase commitments) less estimated revenue recoveries authorized in the Pennsylvania PUC Order (recorded as regulatory assets) as follows:


                                                       AES               AGC
(Millions of Dollars)                                  Beaver Valley     Pumped Storage

Projected costs in excess of market value of energy    $351.5            $234.5
Estimated recovery via a CTC (regulatory asset)         154.0              68.9

Net unrecoverable extraordinary charge                 $197.5            $165.6


       Various assumptions and estimates were made in determining the extraordinary charge to income discussed on page 52. The most significant relate to future electricity prices. To the extent that future electricity prices differ from the Company's estimates, adjustments to the reserve for adverse power purchase commitments may be required.

       The   other  $103.8  million  of  extraordinary  charges  represents
$55.0   million   of   deferred  unrecovered  expenditures   for   previous
PURPA   buyouts,

                                                      Allegheny Energy, Inc.


$13.5  million  for  an  abandoned   generating   plant,
and   $35.3   million   of  other  generation-related  regulatory   assets,
primarily related to SFAS No. 109, "Accounting for Income Taxes."

       The   Consolidated  Balance  Sheet  includes  the   amounts   listed
below for generation assets not subject to SFAS No. 71.

                                                      December     December
(Thousands of Dollars)                                  1998         1997

Property, plant, and equipment at original cost     $1,969,636   $1,951,066
Amounts under construction included above               39,227       51,715
Accumulated depreciation                              (870,777)    (793,166)

       In  addition  to  the  extraordinary  charge  and  as  a  result  of the settlement agreement, a fourth quarter charge to earnings of $40.3 million ($23.7 million after taxes) resulted from the required West Penn refund throughout 1999 from 1998 revenues of about $25 million and a $15 million provision for energy programs.

       The Company's other utility subsidiaries could be subjected to retail electric supply competition in four additional states-
West Virginia, Maryland, Virginia, and Ohio. Additional charges of the sort incurred in connection with Pennsylvania deregulation could result from such proceedings.

Note D: Proposed Merger

       On   April  7,  1997,  the  Company  and  DQE,  parent  company   of
Duquesne   Light   Company  in  Pittsburgh,  Pa.,   announced   that   they
had agreed to merge in a tax-free, stock-for-stock transaction.

        At separate meetings held on August 7, 1997, the shareholders of the Company and DQE approved the merger. The Company and DQE made all necessary regulatory filings. Since then, the Company and DQE received approval of the merger from the Nuclear Regulatory Commission, the Pennsylvania PUC, and the FERC. The Pennsylvania PUC and the FERC approvals were subject to conditions acceptable to the Company. In addition, while not required, the Maryland Public Service Commission and the Public Utilities Commission of Ohio have indicated their approval.

       On October 5, 1998, DQE notified the Company that it had unilaterally decided to terminate the merger. The Company believes DQE's action was without basis and was a breach of the merger agreement. In response, the Company filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a lawsuit for specific performance of the merger agreement or, alternatively, damages. The Company also filed motions for preliminary injunctive relief against DQE.

      On October 28, 1998, the District Court denied the Company's motions for preliminary injunctive relief. The District Court did not rule on the merits of the lawsuit for specific performance or damages. On October 30, 1998, the Company appealed the District
Court's Order to the United States Court of Appeals for the Third Circuit. The Company cannot predict the outcome of this litigation.

                                                      Allegheny Energy, Inc.


      All of the Company's incremental costs of the merger process ($17.6 million through December 31, 1998) are being deferred. The accumulated merger costs will be written off by the combined company when the merger occurs or by the Company if it is determined that the merger will not occur.

Note E: Internal Restructuring Charges and Asset Write-Off

       In 1996, the Company and its subsidiaries completed their internal restructuring activities initiated in 1994, simplifying the management structure and streamlining operations. During 1996, restructuring activities included consolidating operating divisions, customer services, and other functions.

       In 1996, the subsidiaries recorded restructuring charges of $93.1 million ($56.2 million after tax) in operating expenses, including all restructuring charges associated with the reorganization. These charges reflected liabilities and payments for severance, employee termination costs, and other restructuring costs. The current portion of the restructuring liability, reflected in other current liabilities, excluding benefit plans curtailment adjustments to postretirement liabilities (which are primarily recorded in other deferred credits), consists of:

(Thousands of Dollars)                           1998          1997

Restructuring liability:
Balance at beginning of period                $    5,504    $  56,101
Less payments and accrual reversals               (5,504)     (50,597)

Balance at end of period                      $    -        $   5,504

       In   1996,   the  utility  subsidiaries  wrote  off  $10.8   million
($6.3 million after tax) of previously accumulated costs related to a proposed transmission line. In the industry's more competitive environment, it was no longer reasonable to assume future recovery of these costs in rates.



Note F: Income Taxes

Details of federal and state income tax provisions are:

(Thousands of Dollars)                       1998      1997      1996

Income taxes-current:
  Federal                                    $114,319  $ 87,394  $ 83,456
  State                                        33,385    23,960    26,004

    Total                                     147,704   111,354   109,460

Income taxes-deferred, net of amortization     28,920    74,565    29,129
Income taxes-deferred, extraordinary charge  (191,480)
Amortization of deferred investment credit     (7,922)   (8,203)   (8,242)

    Total income taxes                        (22,778)  177,716   130,347

Income taxes-charged to other income and
  deductions                                     (306)   (9,643)   (2,355)
Income taxes-credited to extraordinary
  charge                                      191,480

Income taxes-charged to operating income     $168,396  $168,073  $127,992

                                                     Allegheny Energy, Inc.


       The  total  provision  for  income  taxes  is  different  from   the
amount  produced  by  applying  the  federal  income  statutory  tax   rate
of 35% to financial accounting income, as set forth below:

(Thousands of Dollars)                            1998      1997      1996

Income before preferred dividends,
  income taxes, and extraordinary charge        $440,655  $458,649  $347,319

Amount so produced                              $154,229  $160,527  $121,562
Increased (decreased) for:
  Tax deductions for which deferred tax
    was not provided:
    Lower tax depreciation                         6,700    14,200    12,600
    Plant removal costs                           (2,400)   (1,700)   (1,900)
  State income tax, net of federal income
   tax benefit                                    20,200    11,700    14,100
  Amortization of deferred investment credit      (7,922)   (8,203)   (8,242)
  Other, net                                      (2,411)   (8,451)  (10,128)

Total                                           $168,396  $168,073  $127,992


       The   provision  for  income  taxes  for  the  extraordinary  charge is different from the amount produced by applying the federal income statutory tax rate of 35% to the gross amount, as set forth below:

(Thousands of Dollars)                                           1998

Extraordinary charge before income taxes                         $466,905

Amount so produced                                               $163,417
Increased for state income tax, net of federal
  income tax benefit                                               28,063

 Total                                                           $191,480

Federal income tax returns through 1993 have been examined and substantially settled through 1991.

                                                       Allegheny Energy, Inc.

At December 31, the deferred tax assets and liabilities consisted of the following:

(Thousands of Dollars)                           1998        1997
Deferred tax assets:
  CTC recovery                               $  154,530
  Unamortized investment tax credit              77,213  $   83,818
  Tax interest capitalized                       35,375      35,954
  Postretirement benefits other than
    pensions                                     31,047      21,986
  Contributions in aid of construction           23,643      22,980
  Unbilled revenue                               13,380      13,657
  Revenue refund                                 10,301
  Deferred power costs, net                       8,736      10,598
  Other                                          47,782      38,578
                                                402,007     227,571
Deferred tax liabilities:
Book vs. tax plant basis differences, net     1,174,453   1,142,035
Other                                            88,465     104,415
                                              1,262,918   1,246,450
Total net deferred tax liabilities              860,911   1,018,879
Portion above included in current
   (liabilities) assets                         (18,718)     12,357

Total long-term net deferred
   tax liabilities                            $ 842,193  $1,031,236

Note G: Dividend Restriction

        Supplemental indentures relating to certain outstanding bonds of Monongahela Power and West Penn contain dividend restrictions under the most restrictive of which $121,015,000 of the Company's consolidated retained earnings at December 31, 1998, is not available for cash dividends on their common stocks, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by a subsidiary as a capital contribution or as the proceeds of the issue and sale of shares of such subsidiary's common stock.

Note   H:   Pension  Benefits  and  Postretirement  Benefits   Other   Than
Pensions

       Net periodic (credit) cost for pension and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents, a portion of which (about 25% to 30%) was charged to plant construction, included the following components:


                                                                                  Postretirement Benefits
                                              Pension Benefits                      Other Than Pensions
(Thousands of Dollars)                    1998         1997        1996        1998         1997        1996
Components of net periodic (credit) cost:
Service cost                            $14,316      $12,435     $14,881      $ 2,566     $ 2,619     $ 2,930
Interest cost                            46,743       43,060      41,500       14,346      15,244      14,251
Expected return on plan assets          (61,280)     (57,404)    (54,268)      (6,163)     (4,705)     (3,666)
Amortization of unrecognized transition
 (asset) obligation                      (3,146)      (3,146)     (3,146)       6,433       6,433       7,272
Amortization of prior service cost        2,360        1,441       1,140
Periodic (credit) cost                   (1,007)      (3,614)        107       17,182      19,591      20,787
Reversal of previous deferrals              760          760         760                                1,975
Net periodic (credit) cost              $  (247)     $(2,854)    $   867      $17,182     $19,591     $22,762


                                                      Allegheny Energy, Inc.

       The discount rates and rates of compensation increases used in determining the benefit obligations at September 30, 1998,
1997, and 1996, and the expected long-term rate of return on assets in each of the years 1998, 1997, and 1996 were as follows:



                              1998   1997  1996      1998   1997  1996
Discount rate                 7.00%  7.25% 7.50%     7.00%  7.25% 7.50%
Expected return on plan
  assets                      9.00%  9.00% 9.00%     8.25%  8.25% 8.25%
Rate of compensation increase 4.00%  4.25% 4.50%     4.00%  4.25% 4.50%

       For   postretirement   benefits  other  than  pensions   measurement
purposes, a health care cost trend rate of 6% for 1999 and beyond and plan provisions which limit future medical and life insurance benefits were assumed. Because of the plan provisions which limit future benefits, the assumed health care cost trend rate has a limited effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:



                                                          1-Percentage-Point  1-Percentage-Point
(Thousands of Dollars)                                              Increase            Decrease
Effect on total of service and interest cost components          $  575              $   (596)
Effect on postretirement benefit obligation                      $5,092              $ (5,054)


The amounts (prepaid) accrued at December 31, using a measurement date of September 30, included the following components:

                                                                              Postretirement Benefits
                                                 Pension Benefits             Other Than Pensions
(Thousands of Dollars)                        1998              1997          1998               1997

Change in benefit obligation:
  Benefit obligation at beginning of year   $ 664,695        $ 586,473      $ 202,274        $206,229
  Service cost                                 14,316           12,435          2,566           2,619
  Interest cost                                46,743           43,060         14,346          15,244
  Plan amendments                                 360           18,105
  Actuarial loss (gain)                         8,573           44,029        (14,296)        (15,243)
  Benefits paid                               (41,750)         (39,407)        (8,608)         (6,575)

    Benefit obligation at December 31         692,937          664,695        196,282         202,274
Change in plan assets:
  Fair value of plan assets at
   beginning of year                          786,159          691,063         73,363          55,802
  Actual return on plan assets                 49,091          134,503            965          12,230
  Employer contribution                         7,848                           2,451           5,331
  Benefits paid                               (41,750)         (39,407)        (2,006)

    Fair value of plan assets at December 31  801,348          786,159         74,773          73,363
Plan assets (in excess of) less than
 benefit obligation                          (108,411)        (121,464)       121,509         128,911
Unrecognized transition asset (obligation)      6,298            9,444        (90,060)        (96,493)
Unrecognized net actuarial gain               108,366          129,129         21,453          12,355
Unrecognized prior service cost due to plan
 amendments                                   (22,814)         (24,814)
Fourth quarter contributions and benefit
 payments                                                       		          	  (5,227)         (4,025)
(Prepaid) accrued at December 31           $  (16,561)      $   (7,705)   $    47,675        $ 40,748


                                                       Allegheny Energy, Inc.

Note I: Regulatory Assets and Liabilities

        The Company's utility operations are subject to the provisions of SFAS No. 71. Regulatory assets represent probable
future   revenues  associated  with  deferred  costs  that   are   expected
to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in
revenues   associated   with  amounts  that   are   to   be   credited   to
customers through the ratemaking process. Regulatory assets, net of regulatory liabilities, reflected in the Consolidated Balance Sheet at December 31 relate to:

(Thousands of Dollars)                                    1998       1997
Long-Term Assets (Liabilities), Net:
Income taxes, net                                         $305,415   $417,382
CTC recovery                                               292,718
PURPA project buyout                                                   48,000
Demand-side management                                       8,157     14,204
Pennsylvania pilot deferred revenue                          6,726
Postretirement benefits                                      6,229      7,053
Storm damage                                                 2,101      3,537
Deferred power costs, net (reported in other
  deferred charges/credits)                                 (2,455)     4,051
Other, net                                                   2,806      4,771

Subtotal                                                   621,697    498,998

Current Assets (Liabilities), Net:
CTC recovery                                                17,372
Income taxes, net                                            1,847      1,847
Deferred power costs, net (reported in other
  current assets/liabilities)                                7,211      2,198

Subtotal                                                    26,430      4,045

Net Regulatory Assets                                     $648,127   $503,043

                                                       Allegheny Energy, Inc.


         Deregulation/competition proceedings in West Virginia, Virginia, Maryland, and Ohio may in the future result in less than full recovery of costs incurred to serve customers. This would then require additional charges of the type recorded in
1998   for   West  Penn  as  discussed  in  Notes  B  and  C  starting   on
pages 50 and 52, respectively, in connection with Pennsylvania's deregulation proceedings. Such charges, if any, are not estimable at this time.

Note J: Fair Value of Financial Instruments

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:

                                      1998                                 1997
                                      Carrying         Fair                Carrying       Fair
(Thousands of Dollars)                Amount           Value               Amount         Value
Assets:

Temporary cash investments            $      882       $     882           $   5,863      $   5,863
Life insurance contracts                  87,468          87,468              79,474         79,474
Liabilities:
Short-term debt                          258,837         258,837             206,401        206,401
Long-term debt and QUIDS               2,198,577       2,307,081           2,399,852      2,517,863
Interest rate swap                         1,528           3,831                              3,244
Option contract for interest rate swap     5,717           5,717


       The carrying amount of temporary cash investments, as well as short-term debt, approximates the fair value because of the short maturity of those instruments. The fair value of the life insurance contracts was estimated based on cash surrender value. The fair value of long-term debt and QUIDS was estimated based on actual market prices or market prices of similar issues. The fair value of the swap and option contract was estimated based on the present value of future cash flows associated with these instruments. The carrying amount of the swap represents a liability associated with the refinancing transaction which occurred in January 1998. The Company has no financial instruments held or issued for trading purposes.

Note K: Capitalization

Preferred Stock

        All   of   the   preferred   stock   is   entitled   on   voluntary
liquidation   to   its   then  current  call  price  and   on   involuntary
liquidation to $100 a share. The holders of West Penn's market auction preferred stock are entitled to dividends at a rate determined quarterly by an auction process.

Long-Term Debt and QUIDS

       Maturities   for  long-term  debt  in  thousands  of   dollars   for
the   next   five   years   are:   1999,  none;   2000,   $140,000;   2001,
$160,000;  2002,  $63,810;  and  2003,  $254,075.  Substantially   all   of
the   properties  of  the  subsidiaries  are  held  subject  to  the   lien
securing each subsidiary's first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes.

                                                       Allegheny Energy, Inc.

      In October 1996, AYP Energy, Inc. (AYP Energy), a subsidiary of AYP Capital, borrowed $160 million for five years from a
syndicate   of  eight  banks  priced  at  the  London  Interbank   Offering
Rate (LIBOR) plus a spread. AYP Energy also entered into a floating-to-fixed interest rate swap to hedge against fluctuations in interest rates. The swap plus the spread on the underlying financing fixed the interest rate to AYP Energy at 6.78%. In January 1998, the swap was refinanced in exchange for the counterparty's right to exercise an option to extend the swap
until   2006.   The   new   swap  plus  the  spread   on   the   underlying
financing lowered the interest rate to AYP Energy to 6.18%. During 1998, the Company recorded a mark-to-market loss of $2.3 million related to this option.

Note L: Short-Term Debt

       To   provide   interim   financing  and  support   for   outstanding
commercial paper, lines of credit have been established with several banks. The Company and its regulated subsidiaries have fee arrangements on all of their lines of credit and no compensating balance requirements.

      At December 31, 1998, unused lines of credit with banks were $300 million. In addition to bank lines of credit, an internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available. Short-term debt outstanding for 1998 and 1997 consisted of:

(Thousands of Dollars)                            1998              1997

Balance and interest rate at end of year:
Commercial paper                             $208,837-5.40%    $166,401-6.14%
Notes payable to banks                         50,000-5.40%      40,000-6.75%

Average amount outstanding and interest
 rate during the year:
Commercial paper                              171,393-5.60%     100,572-5.62%
Notes payable to banks                         44,789-5.62%      13,022-5.60%

Note M: Business Segments

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," to establish standards for reporting information about operating segments in financial statements. The Company's principal business segments are utility and nonutility operations. The utility subsidiaries, doing business as Allegheny Power, include the generation, purchase, transmission, distribution, and sale of electric energy. Allegheny Power derives substantially all of its income from operations of its utility subsidiaries, Monongahela Power, Potomac Edison, and West Penn. Nonutility operations consists of AYP Capital, a wholly owned subsidiary, formed in an effort to meet the challenges of the new competitive environment in the electric industry. AYP Capital has three wholly owned subsidiaries, AYP Energy, Allegheny Communications Connect, Inc.
(ACC), and Allegheny Energy Solutions, Inc. (Allegheny Energy Solutions). AYP Energy is a power marketer. ACC is an exempt telecommunications company under the PUHCA. Allegheny Energy Solutions was formed to market electric energy to retail
customers    in    deregulated   markets.   Because    of    organizational

                                                      Allegheny Energy, Inc.


efficiencies    available    in   an   alternate    corporate    structure,
Allegheny Energy Solutions no longer competes in deregulated markets. Rather, that role has been assumed by the Energy Supply
Division of the Supply Business of West Penn, acting under the name Allegheny Energy Supply. AYP Capital, in its own name, also markets various services related to the electric industry and has investments in two limited energy partnerships.

       Business segment information for 1998, 1997, and 1996 is summarized below. Transactions between affiliates are recognized at prices which approximate market value. Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts. The identifiable assets information does not reflect the elimination of intercompany balances or transactions which are eliminated in the Company's consolidated financial statements.


(Thousands of Dollars)                            1998         1997         1996
Operating Revenues:
 Utility                                      $2,330,261   $2,286,175   $2,326,902
 Nonutility                                      246,986       85,794          747
 Eliminations                                       (811)      (2,478)

Federal and State Income Taxes:
 Utility                                         178,929      177,581      129,877
 Nonutility                                      (10,533)      (9,508)      (1,885)

Operating Income:
 Utility                                         449,762      457,267      391,081
 Nonutility                                      (10,255)      (5,030)        (227)

Interest Charges and Preferred Dividends:
 Utility                                         176,073      182,564      186,260
 Nonutility                                       10,159       10,786        2,074

Consolidated Income Before Extraordinary Charge:
 Utility                                         283,323      295,653      212,914
 Nonutility                                      (20,315)     (14,357)      (2,867)

Extraordinary Charge, Net:
 Utility                                         275,426
 Nonutility

Identifiable Assets:
 Utility                                       6,534,375    6,442,512    6,410,789
 Nonutility                                      213,418      211,579      207,721

Depreciation:
 Utility                                         264,609      259,145      263,235
 Nonutility                                        5,770        6,605           11

Capital Expenditures:
 Utility                                         229,362      284,648      289,454
 Nonutility                                        6,205          829      180,245


      The  1998  utility  extraordinary  charge,  net,  reflects  a  write-
off of certain disallowances in the Pennsylvania PUC's May 29, 1998, restructuring Order and resulting November 19, 1998, settlement agreement with regard to West Penn as described in Notes B and C, starting on pages 50 and 52, respectively.

                                                      Allegheny Energy, Inc.

Note N: Commitments and Contingencies

Construction Program

       The subsidiaries have entered into commitments for their construction programs, for which expenditures are estimated to be $315 million for 1999 and $294 million for 2000. Construction expenditure levels in 2001 and beyond will depend upon, among other things, the strategy eventually selected for complying with
Phase II of the Clean Air Act Amendments of 1990 and the extent to which environmental initiatives currently being considered become mandated. The Company estimates that its banked emission allowances will allow it to comply with Phase II sulfur dioxide
(SO2) limits through 2005. Studies to evaluate cost-effective options to comply with Phase II SO2 limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.

Market Risk

       The Company's utility subsidiaries and AYP Energy, one of the Company's nonutility subsidiaries, supply power in the bulk power market. At December 31, 1998, the marketing books for such operations consisted primarily of fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity. These transactions result in market risk, which occurs when the market price of a particular obligation or entitlement varies from the contract price.

       The Company has a Corporate Energy Risk Control Policy adopted by the Board of Directors and monitored by an Exposure
Management Committee of senior management. This policy requires continuous monitoring for conformity to policies which limit value at risk and market risk associated with the credit standing of trading counterparties. Such credit standing must be within the guidelines established by the Company's Risk Control Policy.
The Company's exposure to volatility in the price of electricity and other energy commodities is maintained within approved policy limits, but has increased as a result of Pennsylvania restructuring, which created retail access to a deregulated electric supply market.

Environmental Matters and Litigation

       The companies are subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

       The Environmental Protection Agency (EPA) issued its final regional nitrogen oxides (NOx) State Implementation Plan (SIP)
call rule on September 24, 1998. The EPA's SIP call rule found that 22 eastern states (including Maryland, Pennsylvania, and West Virginia) and the District of Columbia are all contributing significantly to ozone nonattainment in downwind states. The final rule declares that this downwind nonattainment will be eliminated (or sufficiently mitigated) if the upwind states reduce  their  NOx  emissions  by  an

                                                       Allegheny Energy, Inc.

amount  that  is  precisely  set  by the   EPA  on a state-by-state  basis.
The  final   SIP   call   rule requires   that   all  state-adopted  NOx
reduction   measures   must   be incorporated   into   SIPs  by September 24,
1999,   and   must   be implemented   by  May  1,  2003.  The  Company's
compliance   with   these requirements   would   require  the installation
of   post-combustion control   technologies  on  most,  if  not  all,  of
its  power   stations at  a  cost  of  approximately  $360  million.  The
Company  continues  to work    with    other   coal-burning   utilities
and    other    affected constituencies   in   coal-producing   states
to   challenge   this   EPA action.

       The utility subsidiaries previously reported that the EPA had identified them as potentially responsible parties, along with approximately 175 others, in a Superfund site subject to cleanup. A final determination has not been made for the subsidiaries' share of the remediation costs based on the amount of materials sent to the site. The regulated subsidiaries have also been named as defendants along with multiple other defendants in pending asbestos cases involving one or more plaintiffs. The utility subsidiaries believe that provisions for liabilities and insurance recoveries are such that final resolution of these claims will not have a material effect on their financial position.

                                                   Monongahela Power Company


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and the Shareholder of Monongahela Power Company

In our opinion, the accompanying balance sheet, statement of capitalization and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of Monongahela Power Company (a subsidiary of Allegheny Energy, Inc.) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP



Pittsburgh, Pennsylvania
February 4, 1999

                                                    Monongahela Power Company

STATEMENT OF INCOME


                                                                          YEAR ENDED DECEMBER 31
(Thousands of Dollars)                                                 1998         1997        1996

Electric Operating Revenues:
  Residential.....................................................   $200,896    $199,931    $206,033
  Commercial......................................................    126,464     118,825     121,631
  Industrial......................................................    208,613     196,716     200,970
  Wholesale and other, including affiliates.......................     89,396      95,579      86,474
  Bulk power transactions, net....................................     19,753      17,260      17,363
    Total Operating Revenues......................................    645,122     628,311     632,471

Operating Expenses:
  Operation:
    Fuel..........................................................    143,993     141,340     135,833
    Purchased power and exchanges, net............................     95,617      98,266     101,593
    Deferred power costs, net.....................................     (8,452)    (10,027)     (3,051)
    Other.........................................................     82,637      75,908      76,105
  Maintenance.....................................................     67,033      70,561      74,735
  Internal restructuring charges..................................                             24,299
  Depreciation....................................................     58,610      56,593      55,490
  Taxes other than income taxes...................................     44,742      38,776      40,418
  Federal and state income taxes..................................     49,456      47,519      34,496
    Total Operating Expenses......................................    533,636     518,936     539,918
    Operating Income..............................................    111,486     109,375      92,553

Other Income and Deductions:
  Allowance for other than borrowed funds used during
    construction..................................................        376         570         313
  Other income, net...............................................      6,049       8,498       6,831
    Total Other Income and Deductions.............................      6,425       9,068       7,144
    Income Before Interest Charges................................    117,911     118,443      99,697

Interest Charges:
  Interest on long-term debt......................................     32,363      36,076      36,654
  Other interest..................................................      3,790       2,654       1,950
  Allowance for borrowed funds used during construction...........       (667)       (816)       (359)
    Total Interest Charges........................................     35,486      37,914      38,245
Net Income.........................................................   $82,425    $ 80,529    $ 61,452

STATEMENT OF RETAINED EARNINGS

Balance at January 1..............................................   $243,939    $215,221    $208,761
Add:
  Net income......................................................     82,425      80,529      61,452

                                                                      326,364     295,750     270,213
Deduct:
  Dividends on capital stock:
    Preferred stock...............................................      5,037       5,037       5,037
    Common stock..................................................     48,129      46,774      49,955
      Total Deductions............................................     53,166      51,811      54,992

Balance at December 31............................................   $273,198    $243,939    $215,221


See accompanying notes to financial statements.

                                                    Monongahela Power Company

STATEMENT OF CASH FLOWS


                                                                          YEAR ENDED DECEMBER 31
(Thousands of Dollars)                                                 1998        1997        1996

Cash Flows from Operations:
  Net income......................................................   $ 82,425    $ 80,529    $ 61,452
  Depreciation....................................................     58,610      56,593      55,490
  Deferred investment credit and income taxes, net................     14,827      18,139       7,739
  Deferred power costs, net.......................................     (8,452)    (10,027)     (3,051)
  Unconsolidated subsidiaries' dividends in excess of earnings....      9,301         988       3,100
  Allowance for other than borrowed funds used during
    construction..................................................       (376)       (570)       (313)
  Internal restructuring liability................................       (236)    (13,761)     13,734
  Changes in certain current assets and liabilities:
    Accounts receivable, net......................................     (8,907)        (80)      4,356
    Materials and supplies........................................     (3,929)      1,878       5,123
    Accounts payable..............................................     15,324     (11,453)     (9,970)
  Other, net......................................................      2,198      (5,100)      8,998

                                                                      160,785     117,136     146,658

Cash Flows from Investing:
  Construction expenditures (less allowance for other than
    borrowed funds used during construction)......................    (72,419)    (77,569)    (72,264)

Cash Flows from Financing:
  Issuance of long-term debt......................................     85,918
  Retirement of long-term debt....................................   (111,690)    (15,500)    (18,500)
  Short-term debt, net............................................     (7,829)     28,590       1,271
  Notes payable to affiliates.....................................     (1,450)     (1,450)
  Dividends on capital stock:
    Preferred stock...............................................     (5,037)     (5,037)     (5,037)
    Common stock..................................................    (48,129)    (46,774)    (49,955)

                                                                      (88,217)    (40,171)    (72,221)


Net Change in Cash and Temporary Cash Investments.................        149        (604)      2,173
Cash and temporary cash investments at January 1..................      1,686       2,290         117
Cash and temporary cash investments at December 31................   $  1,835    $  1,686    $  2,290


Supplemental Cash Flow Information:
  Cash paid during the year for:
    Interest (net of amount capitalized)..........................   $ 33,041    $ 36,776    $ 37,190
    Income taxes..................................................     33,361      28,282      31,064


See accompanying notes to financial statements.

                                                    Monongahela Power Company
BALANCE SHEET

(Thousands of Dollars)
                                                         DECEMBER 31

                                                     1998            1997
ASSETS

Property, Plant, and Equipment:
  At original cost, including $43,657 and
    $55,588 under construction...........         $2,007,876      $1,950,478
  Accumulated depreciation...............           (883,915)       (840,525)

                                                   1,123,961       1,109,953
Investments:
  Allegheny Generating Company--common
   stock at equity.......................             44,624          53,888
  Other..................................                231             268

                                                      44,855          54,156
Current Assets:
  Cash...................................              1,835           1,686
  Accounts receivable:
    Electric service, net of $2,516 and
     $2,176 uncollectible allowance......             68,293          68,143
    Affiliated and other.................             19,674          10,917
  Materials and supplies--at average cost:
    Operating and construction...........             21,942          18,716
    Fuel.................................             16,588          15,885
  Prepaid taxes..........................             19,627          17,287
  Other, including current portion
   of regulatory assets..................              9,652           3,559

                                                     157,611         136,193
Deferred Charges:
  Regulatory assets......................            154,882         164,260
  Unamortized loss on reacquired debt....             17,826          14,338
  Other..................................             19,893          14,354

                                                     192,601         192,952
Total....................................         $1,519,028      $1,493,254


CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock, other paid-in capital,
   and retained earnings.................         $  570,188      $  540,930
  Preferred stock........................             74,000          74,000
  Long-term debt and QUIDS...............            453,917         455,088

                                                   1,098,105       1,070,018
Current Liabilities:
  Short-term debt........................             49,000          56,829
  Long-term debt due within one year.....                             20,100
  Notes payable to affiliates............                              1,450
  Accounts payable.......................             13,080           5,910
  Accounts payable to affiliates.........             13,958           5,804
  Taxes accrued:
    Federal and state income.............              6,277           5,046
    Other................................             23,192          18,935
  Interest accrued.......................              7,692           7,877
  Other..................................             13,362          13,470

                                                     126,561         135,421
Deferred Credits and Other Liabilities:
  Unamortized investment credit..........             16,155          18,297
  Deferred income taxes..................            242,805         235,291
  Regulatory liabilities.................             15,476          16,973
  Other..................................             19,926          17,254

                                                     294,362         287,815
Commitments and Contingencies (Note L)
 Total...................................         $1,519,028      $1,493,254

See accompanying notes to financial statements

                                                    Monongahela Power Company
STATEMENT OF CAPITALIZATION


                                                                                  DECEMBER 31
                                                                     1998      1997         1998      1997
                                                                 (Thousands of Dollars)  (Capitalization Ratios)

Common Stock:
  Common stock--par value $50 per share, authorized
    8,000,000 shares, outstanding 5,891,000 shares....           $  294,550     $  294,550
  Other paid-in capital...............................                2,441          2,441
  Retained earnings...................................              273,197        243,939
      Total...........................................              570,188        540,930      51.9%     50.6%


Preferred Stock:
  Cumulative preferred stock--par value $100 per share, authorized 1,500,000 shares, outstanding as follows:


                   December 31, 1998
                                Regular
                  Shares      Call Price    Date of
    Series     Outstanding    Per Share      Issue
    4.40% ....    90,000        $106.50       1945                    9,000          9,000
    4.80% B...    40,000         105.25       1947                    4,000          4,000
    4.50% C...    60,000         103.50       1950                    6,000          6,000
    $6.28 D...    50,000         102.86       1967                    5,000          5,000
    $7.73 L...   500,000         100.00       1994                   50,000         50,000
      Total (annual dividend requirements $5,037)                    74,000         74,000       6.8       6.9


Long-Term Debt and QUIDS:


  First mortgage    Date of        Date       Date
  bonds:             Issue      Redeemable    Due
    5-5/8% ...        1993         2000       2000                   65,000         65,000
    7-3/8% ...        1992         2002       2002                   25,000         25,000
    7-1/4% ...        1992         2002       2007                   25,000         25,000
    8-5/8% ...        1991         2001       2021                   50,000         50,000
    8-1/2% ...        1992         1998       2022                                  65,000
    8-3/8% ...        1992         2002       2022                   40,000         40,000
    7-5/8% ...        1995         2005       2025                   70,000         70,000


                                   December 31, 1998
                                     Interest Rate


  Quarterly Income Debt Securities
    due 2025......................         8.00%                     40,000         40,000
  Secured notes due 2002-2024.....     4.70%-6.875%                  74,050         74,050
  Unsecured notes due 2002-2012...     4.35%-5.10%                    6,060          6,560
  Installment purchase
    obligations due 2003..........        4.50%                      19,100         19,100
  Medium-term debt due 2003.......     5.56%-5.71%                   43,475
  Unamortized debt discount and premium, net..........               (3,768)        (4,522)
      Total (annual interest requirements $31,498)                  453,917        475,188
  Less current maturities.............................                             (20,100)
      Total...........................................              453,917        455,088      41.3      42.5

Total Capitalization..................................           $1,098,105     $1,070,018     100.0%    100.0%



See accompanying notes to financial statements.

                                                    Monongahela Power Company


NOTES TO FINANCIAL STATEMENTS
(These notes are an integral part of the financial statements.)


NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Monongahela Power Company (the Company) is a wholly owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy) and is a part of the Allegheny Energy integrated electric utility system (the System). The Company and its utility affiliates, The Potomac Edison Company and West Penn Power Company, do business as Allegheny Power.

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

Deferred Power Costs, Net
The costs of fuel, purchased power, and certain other costs, and revenues from sales to other utilities and power marketers, including transmission services, are deferred until they are either recovered from or credited to customers under fuel and energy cost-recovery procedures.

Property, Plant, and Equipment
Property, plant, and equipment, including facilities owned with regulated affiliates in the System, are stated at original cost, less contributions in aid of construction, except for capital leases, which are recorded at present value. Costs include direct labor and material; allowance for funds used during construction (AFUDC) on property for which construction work in progress is not included in rate base; and indirect costs such as administration, maintenance, and depreciation of transportation and construction equipment, postretirement benefits, taxes, and other benefits related to employees engaged in construction.

The cost of depreciable property units retired, plus removal costs less salvage, are charged to accumulated depreciation.

Allowance for Funds Used During Construction
AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized as a cost

                                                   Monongahela Power Company


of property, plant, and equipment with offsetting credits to other income and interest charges. Rates used for computing AFUDC in 1998, 1997, and 1996 were 6.56%, 7.55%, and 7.90%, respectively. AFUDC is not included in the cost of construction when the cost of financing the construction is being recovered through rates.

Depreciation and Maintenance
Provisions for depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.1% of average depreciable property in each of the years 1998, 1997, and 1996. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

Temporary Cash Investments
For purposes of the statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Regulatory Assets and Liabilities
In accordance with the Financial Accounting Standards Board's
Statement of Financial Accounting Standards (SFAS) No. 71,
"Accounting for the Effects of Certain Types of Regulation," the Company's financial statements include certain assets and liabilities based on cost-based ratemaking regulation.

Income Taxes
The Company joins with its parent and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.

Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. Differences between income tax expense, computed on the basis of financial accounting income and taxes payable based on taxable income, are accounted for substantially in accordance with the accounting procedures followed for ratemaking purposes. Deferred tax assets and liabilities represent the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities computed using the most current tax rates.

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

                                                   Monongahela Power Company

The Company and its affiliates also provide partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. The funding plan for these costs is to contribute the maximum amount that can be deducted for federal income tax purposes. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. Medical benefits are self-insured. The life insurance plan is paid through insurance premiums.

Capitalized Software Costs
The Company capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis over a five-year period beginning upon a project's completion.

Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income," effective for 1998, established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in financial statements. The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130.

Business Segments
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements. The Company's principal business segment is utility operations which includes the generation, purchase, transmission, distribution, and sale of electricity.

NOTE B:  PROPOSED MERGER

On April 7, 1997, the Company's parent, Allegheny Power System, Inc. (now renamed Allegheny Energy, Inc.) and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., announced that they had agreed to merge in a tax-free, stock-for-stock transaction.

At separate meetings held on August 7, 1997, the shareholders of Allegheny Energy and DQE approved the merger. Allegheny Energy and DQE made all necessary regulatory filings. Since then, Allegheny Energy and DQE received approval of the merger from the Nuclear Regulatory Commission, the Pennsylvania Public Utility Commission (Pennsylvania PUC), and the FERC. The Pennsylvania PUC and the FERC approvals were subject to conditions acceptable to Allegheny Energy. In addition, while not required, the Maryland Public Service Commission and the Public Utilities Commission of Ohio have indicated their approval.

On October 5, 1998, DQE notified Allegheny Energy that it had unilaterally decided to terminate the merger. Allegheny Energy believes DQE's action was without basis and was a breach of the merger agreement. In response, Allegheny Energy filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a lawsuit for specific performance of the merger agreement or, alternatively, damages. Allegheny Energy also filed motions for preliminary injunctive relief against DQE.

On October 28, 1998, the District Court denied Allegheny Energy's motions for preliminary injunctive relief. The District Court did not rule on the merits of the lawsuit for specific performance or damages. On October 30, 1998, Allegheny Energy appealed the District Court's Order to the United States

                                                    Monongahela Power Company


Court of Appeals for the Third Circuit. Allegheny Energy cannot predict the outcome of this litigation.

All of the Company's incremental costs of the merger process ($4.4 million through December 31, 1998) are being deferred. The accumulated merger costs will be written off by the Company when the merger occurs or if it is determined that the merger will not occur.

NOTE C:  INTERNAL RESTRUCTURING CHARGES

In 1996, the System, including the Company, completed its internal restructuring activities initiated in 1994, simplifying the management structure and streamlining operations. During
1996, restructuring activities included consolidating operating divisions, customer services, and other functions.

In 1996, the Company recorded restructuring charges of $24.3 million ($14.6 million after tax) in operating expenses, including its share of all restructuring charges associated with the reorganization. These charges reflected liabilities and payments for severance, employee termination costs, and other restructuring costs. The current portion of the restructuring liability, reflected in other current liabilities, excluding benefit plans curtailment adjustments to postretirement liabilities (which are primarily recorded in other deferred credits), consists of:

(Thousands of Dollars)                                    1998       1997

Internal restructuring liability:
  Balance at beginning of period....................     $ 236      $13,997
  Less payments and accrual reversals...............      (236)     (13,761)
Balance at end of period............................     $  -       $   236


As part of the reorganization, the Company and its utility affiliates in 1996 expanded the intercompany use of each other's employees to optimize the use of their skills. In 1997 virtually all the employees in the System, including all of the Company's employees, were transferred to Allegheny Power Service Corporation (APSC) to facilitate the intercompany use of personnel. APSC was formed in 1963 pursuant to the Public Utility Holding Company Act of 1935 to perform certain functions common to all companies in the System. APSC bills each company at its cost (without profit) based on the work performed and services provided to each company.

                                                   Monongahela Power Company


NOTE D:  INCOME TAXES

Details of federal and state income tax provisions are:

(Thousands of Dollars)                      1998         1997         1996

Income taxes--current:
  Federal.............................    $26,457      $21,812     $19,412
  State...............................      8,135        7,455       7,317
    Total.............................     34,592       29,267      26,729
Income taxes--deferred, net of
  amortization........................     16,971       20,287       9,883
Amortization of deferred
  investment credit...................     (2,144)      (2,148)     (2,145)
    Total income taxes................     49,419       47,406      34,467
Income taxes--credited to other
  income and deductions...............         37          113          29
Income taxes--charged to operating
  income..............................    $49,456      $47,519     $34,496


The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35% to financial accounting income, as set forth below:

(Thousands of Dollars)                      1998         1997         1996

Income before income taxes............    $131,881     $128,048    $ 95,948
Amount so produced....................    $ 46,158     $ 44,817    $ 33,582
Increased (decreased) for:
  Tax deductions for which deferred
    tax was not provided:
      Lower tax depreciation..........       1,800        5,000       4,300
      Plant removal costs.............      (2,600)      (2,400)     (2,200)
  State income tax, net of federal
    income tax benefit................       4,400        3,600       4,000
  Amortization of deferred
    investment credit.................      (2,144)      (2,148)     (2,145)
  Equity in earnings of subsidiaries..      (2,100)      (3,000)     (2,500)
  Other, net..........................       3,942        1,650        (541)
    Total.............................    $ 49,456     $ 47,519    $ 34,496


Federal income tax returns through 1993 have been examined and substantially settled through 1991.

                                                   Monongahela Power Company


At December 31, the deferred tax assets and liabilities consisted of the following:

(Thousands of Dollars)                                   1998         1997

Deferred tax assets:
  Unamortized investment tax credit...............    $ 10,779    $ 12,275
  Tax interest capitalized........................       4,269       4,500
  Contributions in aid of construction............       2,810       2,619
  Advances for construction.......................       2,097       2,087
  Internal restructuring..........................       1,810          53
  Deferred power costs, net.......................                   1,266
  Other...........................................      14,358      12,090
                                                        36,123      34,890
Deferred tax liabilities:
  Book vs. tax plant basis differences, net.......     244,432     236,962
  Other...........................................      38,420      33,865
                                                       282,852     270,827
Total net deferred tax liabilities................     246,729     235,937
Portion above included in current liabilities.....      (3,924)       (646)
  Total long-term net deferred tax liabilities....    $242,805    $235,291


NOTE E:  DIVIDEND RESTRICTION

Supplemental indentures relating to certain outstanding bonds of the Company contain dividend restrictions under the most restrictive of which $76,384,000 of the Company's retained earnings at December 31, 1998, is not available for cash dividends on common stock, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by the Company as a capital contribution or as the proceeds of the issue and sale of shares of its common stock.

NOTE F:  ALLEGHENY GENERATING COMPANY

The Company owns 27% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC is reported by the Company in its financial statements using the equity method of accounting. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

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

                                                   Monongahela Power Company

Following is a summary of financial information for AGC:

                                                         December 31
(Thousands of Dollars)                               1998          1997

Balance sheet information:
  Property, plant, and equipment...............    $618,608    $635,485
  Current assets...............................       5,857      11,876
  Deferred charges.............................      14,993      16,559
    Total assets...............................    $639,458    $663,920

  Total capitalization.........................    $314,105    $348,258
  Current liabilities..........................      75,849      70,540
  Deferred credits.............................     249,504     245,122
    Total capitalization and liabilities.......    $639,458    $663,920


                                                Year Ended December 31
 (Thousands of Dollars)                      1998         1997         1996

Income statement information:
  Electric operating revenues.........    $73,816      $76,458      $83,402
  Operation and maintenance expense...      4,592        4,877        5,165
  Depreciation........................     16,949       17,000       17,160
  Taxes other than income taxes.......      4,662        4,835        4,801
  Federal income taxes................     10,959       11,213       13,297
  Interest charges....................     13,987       15,391       16,193
  Other income, net...................        (86)      (9,126)          (3)
    Net income........................    $22,753      $32,268      $26,789


The Company's share of the equity in earnings was $6.1 million, $8.7 million, and $7.2 million for 1998, 1997, and 1996, respectively, and is included in other income, net, on the Company's Statement of Income. Dividends received from AGC in 1998 approximated $15 million which reflects an effort to reduce AGC equity to about 45% of total capitalization and short-term debt.

NOTE G:  POSTRETIREMENT BENEFITS

As described in Note A, the Company and its affiliates participate in a pension plan and medical and life insurance plans for eligible employees and dependents. The Company is responsible for its proportional share of the costs (credits) and the assets or liabilities of the plans. As described in Note C, in 1997 the Company transferred all of its employees to APSC.
The Company's share of the costs (credits) of these plans, a portion of which (about 25% to 35%) was charged to plant construction, is as follows:

(Thousands of Dollars)                       1998        1997         1996

Pension................................     $ (356)    $(1,754)     $   78
Medical and life insurance.............     $5,421     $ 3,706      $5,461

                                                    Monongahela Power Company


NOTE H:  REGULATORY ASSETS AND LIABILITIES

The Company's operations are subject to the provisions of SFAS No. 71. Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets, net of regulatory liabilities, reflected in the Balance Sheet at December 31 relate to:

(Thousands of Dollars)                                 1998         1997

Long-Term Assets (Liabilities), Net:
  Income taxes, net..............................    $130,878   $137,056
  Postretirement benefits........................       4,937      4,937
  Storm damage...................................       1,047      2,211
  Other, net.....................................       2,544      3,083
    Subtotal.....................................     139,406    147,287
Current Assets (Liabilities), Net:
  Income taxes, net (reported in other
    current assets)..............................       1,847      1,847
  Deferred power costs, net......................       6,878       (484)
    Subtotal.....................................       8,725      1,363
      Net Regulatory Assets......................    $148,131   $148,650


Deregulation/competition proceedings in West Virginia and Ohio may in the future result in less than full recovery of costs incurred to serve customers. Such deregulation and transition to a competitive environment could adversely affect the Company's results of operations, cash flows, and capitalization. Such charges, if any, are not estimable at this time.

NOTE I:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:

                                    1998                     1997
                            Carrying       Fair       Carrying       Fair
(Thousands of Dollars)       Amount        Value       Amount        Value

Liabilities:
  Short-term debt.......    $ 49,000     $ 49,000     $ 58,279    $ 58,279
  Long-term debt and
    QUIDS...............     457,685      483,695      479,710     528,155


The carrying amount of short-term debt approximates the fair value because of the short maturity of those instruments. The fair value of long-term debt and QUIDS was estimated based on actual market prices or market prices of similar issues. The Company has no financial instruments held or issued for trading purposes.

                                                   Monongahela Power Company


NOTE J:  CAPITALIZATION

Preferred Stock
All of the preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 a share.

Long-Term Debt and QUIDS
Maturities for long-term debt in thousands of dollars for the next five years are: 1999, none; 2000, $65,000; 2001, none; 2002,
$27,060; and 2003, $62,575. Substantially all of the properties of the Company are held subject to the lien securing its first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes. Certain first mortgage bonds series are not redeemable by certain refunding until dates established in the respective supplemental indentures.

NOTE K:  SHORT-TERM DEBT

To provide interim financing and support for outstanding commercial paper, the System companies have established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $106 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available. Short-term debt outstanding for 1998 and 1997 consisted of:

(Thousands of Dollars)                          1998         1997

Balance and interest rate
  at end of year:
    Commercial Paper...................                   $56,829-6.50%
    Notes Payable to Banks.............    $49,000-5.40%
    Money Pool.........................                     1,450-5.96%
Average amount outstanding and
  interest rate during the year:
    Commercial Paper...................     12,900-5.66%    1,651-5.76%
    Notes Payable to Banks.............     21,793-5.60%    7,307-5.56%
    Money Pool.........................      3,764-5.46%    9,300-5.44%


NOTE L:  COMMITMENTS AND CONTINGENCIES

Construction Program
The Company has entered into commitments for its construction program, for which expenditures are estimated to be $76 million for 1999 and $79 million for 2000. Construction expenditure levels in 2001 and beyond will depend upon, among other things, the strategy eventually selected for complying with Phase II of the Clean Air Act Amendments of 1990 and the extent to which environmental initiatives currently being considered become mandated. The Company estimates that its banked emission allowances will allow it to comply with Phase II sulfur dioxide
(SO2) limits through 2005. Studies to evaluate cost-effective options to comply with Phase II SO2 limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.

                                                   Monongahela Power Company


Market Risk
The Company supplies power in the bulk power market. At December 31, 1998, the marketing books for such operations consisted primarily of fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity.

Allegheny Energy has a Corporate Energy Risk Control Policy adopted by the Board of Directors and monitored by an Exposure Management Committee of senior management. This policy requires continuous monitoring for conformity to policies which limit value at risk and market risk associated with the credit standing of counterparties. Such credit standing must be within the guidelines established by Allegheny Energy's Risk Control Policy. The Company's exposure to volatility in the price of electricity and other energy commodities is maintained within approved policy limits.

Environmental Matters and Litigation
System companies are subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

The Environmental Protection Agency (EPA) issued its final regional nitrogen oxides (NOx) State Implementation Plan (SIP) call rule on September 24, 1998. The EPA's SIP call rule found that 22 eastern states (including Maryland, Pennsylvania, and West Virginia) and the District of Columbia are all contributing significantly to ozone nonattainment in downwind states. The final rule declares that this downwind nonattainment will be eliminated (or sufficiently mitigated) if the upwind states reduce their NOx emissions by an amount that is precisely set by the EPA on a state-by-state basis. The final SIP call rule requires that all state-adopted NOx reduction measures must be incorporated into SIPs by September 24, 1999, and must be implemented by May 1, 2003. The Company's compliance with these requirements would require the installation of post-combustion control technologies on most, if not all, of its power stations at a cost of approximately $96 million. The Company continues to work with other coal-burning utilities and other affected constituencies in coal-producing states to challenge this EPA action.

The Company previously reported that the EPA had identified it and its regulated affiliates as potentially responsible parties, along with approximately 175 others, in a Superfund site subject to cleanup. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. The Company and its regulated affiliates have also been named as defendants along with multiple other defendants in pending asbestos cases involving one or more plaintiffs. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of these claims will not have a material effect on its financial position.

                                                  The Potomac Edison Company

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and the Shareholders of The Potomac Edison Company


In our opinion, the accompanying balance sheet and statement of capitalization and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of The Potomac Edison Company (a subsidiary of Allegheny Energy, Inc.) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP



Pittsburgh, Pennsylvania
February 4, 1999

                                                  The Potomac Edison Company

STATEMENT OF INCOME


                                                                          YEAR ENDED DECEMBER 31
(Thousands of Dollars)                                                 1998        1997        1996

Electric Operating Revenues:
  Residential.....................................................   $309,058    $299,876    $324,120
  Commercial......................................................    156,973     148,287     146,432
  Industrial......................................................    206,638     198,174     196,813
  Wholesale and other, including affiliates.......................     38,426      38,857      34,901
  Bulk power transactions, net....................................     26,399      23,587      24,494
    Total Operating Revenues......................................    737,494     708,781     726,760

Operating Expenses:
  Operation:
    Fuel..........................................................    143,124     140,206     137,310
    Purchased power and exchanges, net............................    138,277     140,183     141,027
    Deferred power costs, net.....................................      1,812      (4,944)      5,040
    Other.........................................................     86,785      83,905      89,756
  Maintenance.....................................................     52,186      56,815      62,248
  Internal restructuring charges..................................    				                     26,094
  Depreciation....................................................     74,344      71,763      71,254
  Taxes other than income taxes...................................     49,567      47,585      45,809
  Federal and state income taxes..................................     52,603      44,496      34,132
    Total Operating Expenses......................................    598,698     580,009     612,670
    Operating Income..............................................    138,796     128,772     114,090

Other Income and Deductions:
  Allowance for other than borrowed funds used
    during construction...........................................        597       1,716       1,409
  Other income, net...............................................      9,297      13,976      11,791
    Total Other Income and Deductions.............................      9,894      15,692      13,200
    Income Before Interest Charges................................    148,690     144,464     127,290

Interest Charges:
  Interest on long-term debt......................................     46,010      47,659      47,982
  Other interest..................................................      2,177       2,164       2,215
  Allowance for borrowed funds used during construction...........       (979)     (1,114)     (1,082)
    Total Interest Charges........................................     47,208      48,709      49,115

Net Income........................................................   $101,482    $ 95,755    $ 78,175






STATEMENT OF RETAINED EARNINGS

Balance at January 1..............................................   $239,391    $227,726    $216,852
Add:
  Net income......................................................    101,482      95,755      78,175

                                                                      340,873     323,481     295,027
Deduct:
  Dividends on capital stock:
    Preferred stock...............................................        818         818         818
    Common stock..................................................     27,533      83,272      66,483
      Total deductions............................................     28,351      84,090      67,301

Balance at December 31............................................   $312,522    $239,391    $227,726


See accompanying notes to financial statements.

                                                   The Potomac Edison Company
STATEMENT OF CASH FLOWS


                                                                          YEAR ENDED DECEMBER 31
(Thousands of Dollars)                                                 1998        1997        1996

Cash Flows from Operations:
  Net income......................................................  $ 101,482    $ 95,755    $ 78,175
  Depreciation....................................................     74,344      71,763      71,254
  Deferred investment credit and income taxes, net................      8,682       5,984       5,157
  Deferred power costs, net.......................................      1,812      (4,944)      5,040
  Unconsolidated subsidiaries' dividends in excess of earnings....      9,607       1,058       3,211
  Allowance for other than borrowed funds used during
    construction..................................................       (597)     (1,716)     (1,409)
  Internal restructuring liability................................     (1,187)    (13,783)     15,801
  Changes in certain current assets and liabilities:
    Accounts receivable, net......................................      4,472       9,450      (2,016)
    Materials and supplies........................................     (4,462)       (764)      6,768
    Accounts payable..............................................     17,529      (1,994)      4,184
  Other, net......................................................      4,138      10,485      (2,686)

                                                                      215,820     171,294     183,479

Cash Flows from Investing:
  Construction expenditures (less allowance for other
    than borrowed funds used during construction).................    (59,928)    (76,582)    (84,847)

Cash Flows from Financing:
  Issuance of long-term debt......................................     33,200
  Retirement of long-term debt....................................    (86,655)       (800)    (18,700)
  Short-term debt, net............................................     (7,497)    (14,140)
  Notes receivable from affiliates................................     (7,850)     (1,450)
  Notes receivable from subsidiary................................    (66,750)
  Dividends on capital stock:
    Preferred stock...............................................       (818)       (818)       (818)
    Common stock..................................................    (27,533)    (83,272)    (66,483)

                                                                      156,406)    (93,837)   (100,141)

Net Change in Cash and Temporary Cash Investments.................       (514)        875      (1,509)
Cash and temporary cash investments at January 1..................      2,319       1,444       2,953
Cash and temporary cash investments at December 31................  $   1,805    $  2,319    $  1,444


Supplemental Cash Flow Information:
  Cash paid during the year for:
    Interest (net of amount capitalized)..........................  $  46,770    $ 47,642    $ 47,580
    Income taxes..................................................     41,132      36,705      37,694


See accompanying notes to financial statements.

                                                  The Potomac Edison Company


BALANCE SHEET


(Thousands of Dollars)

                                                      DECEMBER 31
ASSETS                                           1998            1997

Property, Plant, and Equipment:
  At original cost, including $46,353
   and $55,702 under construction........      $2,249,716      $2,196,262
  Accumulated depreciation...............        (926,840)       (859,076)

                                                1,322,876       1,337,186
Investments and Other Assets:
  Allegheny Generating Company--common
    stock at equity......................          46,277          55,847
  Other..................................             473             529

                                                   46,750          56,376
Current Assets:
  Cash...................................           1,805           2,319
  Accounts receivable:
    Electric service, net of $2,203 and
      $1,683 uncollectible allowance.....          77,170          83,431
    Affiliated and other.................           7,091           5,302
  Notes receivable from affiliate........           9,300           1,450
  Notes receivable from subsidiary.......          66,750
  Materials and supplies--at average cost:
    Operating and construction...........          29,922          23,715
    Fuel.................................          14,098          15,843
  Prepaid taxes..........................          15,727          15,052
  Other..................................           1,092           4,716

                                                  222,955         151,828

Deferred Charges:
  Regulatory assets......................          66,792          80,651
  Unamortized loss on reacquired debt....          19,012          17,094
  Other..................................          23,742          17,512

                                                  109,546         115,257
Total....................................      $1,702,127      $1,660,647


CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock, other paid-in capital,
    and retained earnings................      $  762,912      $  689,781
  Preferred stock........................          16,378          16,378
  Long-term debt and QUIDS...............         578,817         627,012

                                                1,358,107       1,333,171
Current Liabilities:
  Long-term debt due within one year.....                           1,800
  Accounts payable.......................          35,572          29,125
  Accounts payable to affiliates.........          31,011          19,929
  Deferred income taxes..................          11,311
  Taxes accrued:
    Federal and state income.............           6,430           2,106
    Other................................          18,922          11,461
  Interest accrued.......................           7,193           9,487
  Payrolls accrued.......................                           6,353
  Other..................................           8,770          10,553

                                                  119,209          90,814
Deferred Credits and Other Liabilities:
  Unamortized investment credit..........          19,592          21,470
  Deferred income taxes..................         170,349         178,529
  Regulatory liabilities.................          11,233          12,424
  Other..................................          23,637          24,239

                                                  224,811         236,662
Commitments and Contingencies (Note K)
Total....................................      $1,702,127      $1,660,647

See accompanying notes to financial statements.

                                                  The Potomac Edison Company

STATEMENT OF CAPITALIZATION

                                                                                  DECEMBER 31
                                                                  1998        1997          1998     1997
                                                                 (Thousands of Dollars)  (Capitalization Ratios)
Common Stock:
  Common stock--no par value, authorized 23,000,000
    shares, outstanding 22,385,000 shares............         $  447,700  $  447,700
  Other paid-in capital..............................              2,690       2,690
  Retained earnings..................................            312,522     239,391
      Total..........................................            762,912     689,781      56.2%     51.8%


Preferred Stock:
  Cumulative preferred stock--par value $100 per share, authorized 5,378,611 shares, outstanding as follows:

                   December 31, 1998

                                Regular
                  Shares      Call Price    Date of
    Series     Outstanding    Per Share      Issue
    3.60% ....    63,784        $103.75       1946                 6,378       6,378
    $5.88 C...   100,000         102.85       1967                10,000      10,000
      Total (annual dividend requirements $818)......             16,378      16,378       1.2       1.2


Long-Term Debt and QUIDS:


  First mortgage    Date of        Date       Date
  bonds:             Issue      Redeemable    Due
    5-7/8% ......     1993         2000       2000                75,000      75,000
    8    % ......     1991         2001       2006                50,000      50,000
    8-7/8% ......     1991         1998       2021                            50,000
    8    % ......     1992         2002       2022                55,000      55,000
    7-3/4% ......     1993         2003       2023                45,000      45,000
    8    % ......     1994         2004       2024                75,000      75,000
    7-5/8% ......     1995         2005       2025                80,000      80,000
    7-3/4% ......     1995         2005       2025                65,000      65,000


                                   December 31, 1998
                                     Interest Rate


  Quarterly Income Debt Securities
    due 2025..............................  8.00%                 45,457      45,457
  Secured notes due 2007-2024.............  4.70%-6.875%          91,700      91,700
  Unsecured note due 2002.................  4.35%                  3,200       4,000
  Unamortized debt discount...............                        (6,540)     (7,345)
      Total (annual interest requirements
        $42,525)..........................                       578,817     628,812
  Less current maturities.................                                    (1,800)
Total.....................................                       578,817     627,012      42.6      47.0

Total Capitalization......................                    $1,358,107  $1,333,171     100.0%    100.0%


See accompanying notes to financial statements.

                                                   The Potomac Edison Company

NOTES TO FINANCIAL STATEMENTS
(These notes are an integral part of the financial statements.)


NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Potomac Edison Company (the Company) is a wholly owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy) and is a part of the Allegheny Energy integrated electric utility system
(the System). The Company and its utility affiliates, Monongahela Power Company and West Penn Power Company, do business as Allegheny Power.

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

Revenues
Revenues, including amounts resulting from the application of fuel and energy cost adjustment clauses, are recognized in the same period in which the related electric services are provided to customers by recording an estimate for unbilled revenues for services provided from the meter reading date to the end of the accounting period. Revenues of $65 million from one industrial customer were 9% of total electric operating revenues in 1998.

Deferred Power Costs, Net
The costs of fuel, purchased power, and certain other costs, and revenues from sales to other utilities and power marketers, including transmission services, are deferred until they are either recovered from or credited to customers under fuel and energy cost-recovery procedures.

Property, Plant, and Equipment
Property, plant, and equipment, including facilities owned with regulated affiliates in the System, are stated at original cost, less contributions in aid of construction. Costs include direct labor and material; allowance for funds used during construction (AFUDC) on property for which construction work in progress is not included in rate base; and such indirect costs as administration, maintenance, and depreciation of transportation and construction equipment, postretirement benefits, taxes, and other benefits related to employees engaged in construction.

The cost of depreciable property units retired, plus removal costs less salvage, are charged to accumulated depreciation.

                                                  The Potomac Edison Company



Allowance for Funds Used During Construction
AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized as a cost of property, plant, and equipment with offsetting credits to other income and interest charges. Rates used for computing AFUDC in 1998, 1997, and 1996 were 9.83%, 9.75%, and 9.32%, respectively. AFUDC is not included in the cost of construction when the cost of financing the construction is being recovered through rates. AFUDC is not recorded for construction applicable to the state of Virginia, where construction work in progress is included in rate base.

Depreciation and Maintenance
Provisions for depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.5% of average depreciable property in each of the years 1998 and 1997, and 3.6% in 1996. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

Temporary Cash Investments
For purposes of the statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Regulatory Assets and Liabilities
In accordance with the Financial Accounting Standards Board's
Statement of Financial Accounting Standards (SFAS) No. 71,
"Accounting for the Effects of Certain Types of Regulation," the Company's financial statements include certain assets and liabilities based on cost-based ratemaking regulation.

Income Taxes
The Company joins with its parent and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.

Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. Differences between income tax expense, computed on the basis of financial accounting income and taxes payable based on taxable income, are accounted for substantially in accordance with the accounting procedures followed for ratemaking purposes. Deferred tax assets and liabilities represent the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities computed using the most current tax rates.

Provisions for federal income tax were reduced in previous years by investment credits, and amounts equivalent to such credits were charged to

                                                  The Potomac Edison Company

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

The Company and its affiliates also provide partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. The funding plan for these costs is to contribute the maximum amount that can be deducted for federal income tax purposes. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. Medical benefits are self-insured. The life insurance plan is paid through insurance premiums.

Capitalized Software Costs
The Company capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis over a five-year period beginning upon a project's completion.

Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income," effective for 1998, established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in financial statements. The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130.

Business Segments
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements. The Company's principal business segment is utility operations which includes the generation, purchase, transmission, distribution, and sale of electricity.

NOTE B:  PROPOSED MERGER

On April 7, 1997, the Company's parent, Allegheny Power System, Inc. (now renamed Allegheny Energy, Inc.) and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., announced that they had agreed to merge in a tax-free, stock-for-stock transaction.

At separate meetings held on August 7, 1997, the shareholders of Allegheny Energy and DQE approved the merger. Allegheny Energy and DQE made all necessary regulatory filings. Since then, Allegheny Energy and DQE received approval of the merger from the Nuclear Regulatory Commission, the Pennsylvania Public Utility Commission (Pennsylvania PUC), and the FERC. The Pennsylvania PUC and the FERC approvals were subject to conditions acceptable to Allegheny Energy. In addition, while not required, the Maryland Public

                                                   The Potomac Edison Company

Service Commission and the Public Utilities Commission of Ohio have indicated their approval.

On October 5, 1998, DQE notified Allegheny Energy that it had unilaterally decided to terminate the merger. Allegheny Energy believes DQE's action was without basis and was a breach of the merger agreement. In response, Allegheny Energy filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a lawsuit for specific performance of the merger agreement or, alternatively, damages. Allegheny Energy also filed motions for preliminary injunctive relief against DQE.

On October 28, 1998, the District Court denied Allegheny Energy's motions for preliminary injunctive relief. The District Court did not rule on the merits of the lawsuit for specific performance or damages. On October 30, 1998, Allegheny Energy appealed the District Court's Order to the United States Court of Appeals for the Third Circuit. Allegheny Energy cannot predict the outcome of this litigation.

All of the Company's incremental costs of the merger process ($5.2 million through December 31, 1998) are being deferred. The accumulated merger costs will be written off by the Company when the merger occurs or if it is determined that the merger will not occur.

NOTE C:  INTERNAL RESTRUCTURING CHARGES

In 1996, the System, including the Company, completed its internal restructuring activities initiated in 1994, simplifying the management structure and streamlining operations. During
1996, restructuring activities included consolidating operating divisions, customer services, and other functions.

In 1996, the Company recorded restructuring charges of $26.1 million ($16.5 million after tax) in operating expenses, including its share of all restructuring charges associated with the reorganization. These charges reflected liabilities and payments for severance, employee termination costs, and other restructuring costs. The current portion of the restructuring liability, reflected in other current liabilities, excluding benefit plans curtailment adjustments to postretirement liabilities (which are primarily recorded in other deferred credits) consists of:

(Thousands of Dollars)                                    1998         1997

Internal restructuring liability:
  Balance at beginning of period....................     $1,187     $14,970
  Less payments and accrual reversals...............     (1,187)    (13,783)
Balance at end of period............................     $  -       $ 1,187


As part of the reorganization, the Company and its utility affiliates in 1996 expanded the intercompany use of each other's employees to optimize the use of their skills. In 1997 virtually all the employees in the System, including virtually all of the Company's employees, were transferred to Allegheny Power Service Corporation (APSC) to facilitate the intercompany use

                                                   The Potomac Edison Company


of personnel. APSC was formed in 1963 pursuant to the Public Utility Holding Company Act of 1935 to perform certain functions common to all companies in the System. APSC bills each company at its cost (without profit) based on the work performed and services provided to each company.

NOTE D:  INCOME TAXES

Details of federal and state income tax provisions are:

(Thousands of Dollars)                       1998         1997         1996

Income taxes--current:
  Federal..............................    $40,003      $36,126     $26,651
  State................................      5,569        5,264       4,833
    Total..............................     45,572       41,390      31,484
Income taxes--deferred, net of
  amortization.........................     10,559        8,136       7,351
Amortization of deferred investment
  credit...............................     (1,877)      (2,152)     (2,194)
    Total income taxes.................     54,254       47,374      36,641
Income taxes--charged to other
  income and deductions................     (1,651)      (2,878)     (2,509)
Income taxes--charged to operating
  income...............................    $52,603      $44,496     $34,132


The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35% to financial accounting income, as set forth below:

(Thousands of Dollars)                       1998         1997        1996

Income before income taxes.............    $154,085     $140,251    $112,305
Amount so produced.....................    $ 53,930     $ 49,088    $ 39,307
Increased (decreased) for:
  Tax deductions for which deferred
    tax was not provided:
      Lower tax depreciation...........       2,800        2,900       4,300
      Plant removal costs.............         (800)        (700)     (1,800)
  State income tax, net of federal
    income tax benefit.................       5,100        4,400       1,300
  Amortization of deferred investment
    credit.............................      (1,878)      (2,152)     (2,194)
  Equity in earnings of subsidiaries...      (2,200)      (3,100)     (2,600)
  Other, net...........................      (4,349)      (5,940)     (4,181)
    Total..............................    $ 52,603     $ 44,496    $ 34,132


Federal income tax returns through 1993 have been examined and substantially settled through 1991.

                                                 The Potomac Edison Company



At December 31, the deferred tax assets and liabilities consisted of the following:

(Thousands of Dollars)                                  1998        1997

Deferred tax assets:
  Contributions in aid of construction............    $ 13,845     $ 13,841
  Tax interest capitalized........................      12,096       12,234
  Unamortized investment tax credit...............      11,442       12,518
  Postretirement benefits other than pensions.....       5,770        3,998
  Unbilled revenue................................       3,492        3,492
  Internal restructuring..........................       2,344        1,239
  Advances for construction.......................         914        1,194
  Other...........................................       3,685        3,436
                                                        53,588       51,952
Deferred tax liabilities:
  Book vs. tax plant basis differences, net.......     218,434      211,837
  Other...........................................      16,814       17,600
                                                       235,248      229,437
Total net deferred tax liabilities................     181,660      177,485
Portion above included in current (liabilities)
  assets..........................................     (11,311)       1,044
    Total long-term net deferred tax liabilities..    $170,349     $178,529


NOTE E:  ALLEGHENY GENERATING COMPANY

The Company owns 28% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC is reported by the Company in its financial statements using the equity method of accounting. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

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

                                                  The Potomac Edison Company


Following is a summary of financial information for AGC:


                                                         December 31
(Thousands of Dollars)                                1998         1997

Balance sheet information:
  Property, plant, and equipment...............     $618,608     $635,485
  Current assets...............................        5,857       11,876
  Deferred charges.............................       14,993       16,559
    Total assets...............................     $639,458     $663,920

  Total capitalization.........................     $314,105     $348,258
  Current liabilities..........................       75,849       70,540
  Deferred credits.............................      249,504      245,122
    Total capitalization and liabilities.......     $639,458     $663,920


                                                 Year Ended December 31
(Thousands of Dollars)                       1998         1997         1996

Income statement information:
  Electric operating revenues.........     $73,816      $76,458       $83,402
  Operation and maintenance expense...       4,592        4,877         5,165
  Depreciation........................      16,949       17,000        17,160
  Taxes other than income taxes.......       4,662        4,835         4,801
  Federal income taxes................      10,959       11,213        13,297
  Interest charges....................      13,987       15,391        16,193
  Other income, net...................         (86)      (9,126)           (3)
    Net income........................     $22,753      $32,268       $26,789


The Company's share of the equity in earnings was $6.4 million, $9.0 million, and $7.5 million for 1998, 1997, and 1996, respectively, and is included in other income, net, on the Company's Statement of Income. Dividends received from AGC in 1998 approximated $16 million which reflects an effort to reduce AGC equity to about 45% of total capitalization and short-term debt.

At December 31, 1998 the Company had an outstanding short-term loan to AGC of $66.8 million at 4.80% through the Allegheny
Energy money pool.

NOTE F:  POSTRETIREMENT BENEFITS

As described in Note A, the Company and its affiliates participate in a pension plan and medical and life insurance plans for eligible employees and dependents. The Company is responsible for its proportional share of the costs (credits) and the assets or liabilities of the plans. As described in Note C, in 1997 the Company transferred virtually all of its employees to APSC. The Company's share of the costs (credits) of these plans, a portion of which (about 25% to 35%) was charged to plant construction, is as follows:

(Thousands of Dollars)                       1998         1997         1996
Pension................................     $ (323)     $(1,745)     $ (201)
Medical and life insurance.............     $4,893      $ 4,007      $5,831

                                                  The Potomac Edison Company


NOTE G:  REGULATORY ASSETS AND LIABILITIES

The Company's operations are subject to the provisions of SFAS No. 71. Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets, net of regulatory liabilities, reflected in the Balance Sheet at December 31 relate to:

(Thousands of Dollars)                                 1998         1997

Long-Term Assets (Liabilities), Net:
  Income taxes, net.............................     $45,847       $52,231
  Demand-side management........................       8,157        14,204
  Postretirement benefits.......................       1,292         1,292
  Deferred power costs (reported in other
    deferred credits)...........................      (2,455)       (2,949)
  Other, net....................................         263           500
    Subtotal....................................      53,104        65,278
Current Assets (Liabilities), Net:
  Deferred power costs (reported in
    other current assets).......................         333         2,682
      Net Regulatory Assets.....................     $53,437       $67,960


Deregulation/competition proceedings in Maryland, Virginia, and West Virginia may in the future result in less than full recovery of costs incurred to serve customers. Such deregulation and transition to a competitive environment could adversely affect the Company's results of operations, cash flows, and capitalization. Such charges, if any, are not estimable at this time.

NOTE H:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:

                                     1998                       1997
                             Carrying       Fair       Carrying       Fair
(Thousands of Dollars)        Amount        Value       Amount        Value

Liabilities:
  Long-term debt and
    QUIDS................    $585,357     $607,726     $636,157     $672,198


The fair value of long-term debt and QUIDS was estimated based on actual market prices or market prices of similar issues. The
Company has no financial instruments held or issued for trading purposes.

                                                   The Potomac Edison Company



NOTE I:  CAPITALIZATION

Preferred Stock
All of the preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 a share.

Long-Term Debt and QUIDS
Maturities for long-term debt in thousands of dollars for the next five years are: 1999, none; 2000, $75,000; 2001, none;
2002, $3,200; and 2003, none. Substantially all of the properties of the Company are held subject to the lien securing its first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes. Certain first mortgage bond series are not redeemable by certain refunding until dates established in the respective supplemental indentures.

NOTE J:  SHORT-TERM DEBT

To provide interim financing and support for outstanding commercial paper, the System companies have established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $130 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available. Short-term debt outstanding for 1998 and 1997 consisted of:

(Thousands of Dollars)                           1998         1997

Average amount outstanding and
  interest rate during the year:
    Commercial Paper.....................          _         $137-5.63%
    Notes Payable to Banks...............          _         $189-5.37%


NOTE K:  COMMITMENTS AND CONTINGENCIES

Construction Program
The Company has entered into commitments for its construction program, for which expenditures are estimated to be $86 million for 1999 and $98 million for 2000. Construction expenditure levels in 2001 and beyond will depend upon, among other things, the strategy eventually selected for complying with Phase II of the Clean Air Act Amendments of 1990 (CAAA) and the extent to which environmental initiatives currently being considered become mandated. The Company estimates that its banked emission allowances will allow it to comply with Phase II sulfur dioxide
(SO2) limits through 2005. Studies to evaluate cost-effective options to comply with Phase II SO2 limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.

Market Risk
The Company supplies power in the bulk power market.  At December
31, 1998, the marketing books for such operations consisted primarily of fixed-priced,

                                                  The Potomac Edison Company


forward-purchase and/or sale contracts which require settlement by physical delivery of electricity.

Allegheny Energy has a Corporate Energy Risk Control Policy adopted by the Board of Directors and monitored by an Exposure Management Committee of senior management. This policy requires continuous monitoring for conformity to policies which limit value at risk and market risk associated with the credit standing of counterparties. Such credit standing must be within the guidelines established by Allegheny Energy's Risk Control Policy. The Company's exposure to volatility in the price of electricity and other energy commodities is maintained within approved policy limits.

Environmental Matters and Litigation
System companies are subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

The Environmental Protection Agency (EPA) issued its final regional nitrogen oxides (NOx) State Implementation Plan (SIP) call rule on September 24, 1998. The EPA's SIP call rule found that 22 eastern states (including Maryland, Pennsylvania, and West Virginia) and the District of Columbia are all contributing significantly to ozone nonattainment in downwind states. The final rule declares that this downwind nonattainment will be eliminated (or sufficiently mitigated) if the upwind states reduce their NOx emissions by an amount that is precisely set by the EPA on a state-by-state basis. The final SIP call rule requires that all state-adopted NOx reduction measures must be incorporated into SIPs by September 24, 1999, and must be implemented by May 1, 2003. The Company's compliance with these requirements would require the installation of post-combustion control technologies on most, if not all, of its power stations at a cost of approximately $103 million. The Company continues to work with other coal-burning utilities and other affected constituencies in coal-producing states to challenge this EPA action.

The Company previously reported that the EPA had identified it and its regulated affiliates as potentially responsible parties, along with approximately 175 others, in a Superfund site subject to cleanup. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. The Company and its regulated affiliates have also been named as defendants along with multiple other defendants in pending asbestos cases involving one or more plaintiffs. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of these claims will not have a material effect on its financial position.

                                                     West Penn Power Company
                                                            and Subsidiaries

REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and the Shareholder of West Penn Power Company


In our opinion, the accompanying consolidated balance sheet and consolidated statement of capitalization and the related consolidated statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of West Penn Power Company (a subsidiary of Allegheny Energy, Inc.) and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP



Pittsburgh, Pennsylvania
February 4, 1999

                                                      West Penn Power Company
                                                             and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME


                                                     YEAR ENDED DECEMBER 31
(Thousands of Dollars)
                                               1998          1997          1996

Electric Operating Revenues:
  Residential............................   $  370,636    $  393,036    $  402,083
  Commercial.............................      217,954       223,347       224,663
  Industrial.............................      338,254       352,730       355,120
  Wholesale and other, including
    affiliates...........................       82,982        72,459        74,328
  Bulk power transactions, net...........       68,901        40,590        32,930
    Total Operating Revenues.............    1,078,727     1,082,162     1,089,124

Operating Expenses:
  Operation:
    Fuel.................................      258,199       254,210       239,337
    Purchased power and exchanges, net...      121,286       120,005       126,908
    Deferred power costs, net............                     (7,944)       13,635
    Other................................      173,029       157,780       151,642
  Maintenance............................       91,724        98,252       104,211
  Internal restructuring charges
    and asset write-off..................                                   53,343
  Depreciation...........................      114,709       113,793       119,066
  Taxes other than income taxes..........       88,722        90,140        90,132
  Federal and state income taxes.........       64,526        73,279        47,455
    Total Operating Expenses.............      912,195       899,515       945,729
    Operating Income.....................      166,532       182,647       143,395

Other Income and Deductions:
  Allowance for other than borrowed
    funds used during construction.......          581         2,107         1,434
  Other income, net......................       11,325        17,562        13,439
    Total Other Income and Deductions....       11,906        19,669        14,873
    Income Before Interest Charges.......      178,438       202,316       158,268

Interest Charges:
  Interest on long-term debt..............      61,727        64,990        64,988
  Other interest..........................       5,913         4,639         6,084
  Allowance for borrowed funds used
    during construction...................      (1,822)       (1,978)       (1,289)
    Total Interest Charges................      65,818        67,651        69,783

Consolidated income before
   extraordinary charge...................     112,620       134,665        88,485
Extraordinary charge, net.................    (275,426)

Consolidated Net (Loss) Income............   $(162,806)   $  134,665    $   88,485


CONSOLIDATED STATEMENT OF RETAINED EARNINGS

Balance at January 1.....................    $ 475,558    $  441,283    $  451,719
Add:
  Consolidated net (loss) income.........     (162,806)      134,665        88,485

                                               312,752       575,948       540,204
Deduct:
  Dividends on capital stock
    of the Company:
    Preferred stock......................        3,396         3,430         3,423
    Common stock.........................       98,664        96,960        95,498
      Total Deductions...................      102,060       100,390        98,921

Balance at December 31...................    $ 210,692    $  475,558    $  441,283


See accompanying notes to consolidated financial statements.

                                                     West Penn Power Company
                                                            and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                           YEAR ENDED DECEMBER 31
(Thousands of Dollars)                                                 1998         1997        1996

Cash Flows from Operations:
  Consolidated net (loss) income.........                           $(162,806)   $134,665    $ 88,485
  Extraordinary charge, net of taxes.....                             275,426
  Consolidated income before
     extraordinary charge................                             112,620     134,665      88,485
  Depreciation...........................                             114,709     113,793     119,066
  Deferred investment credit
   and income taxes, net.................                              (1,511)     31,381       2,022
  Deferred power costs, net..............                                          (7,944)     13,635
  Unconsolidated subsidiaries' dividends
    in excess of earnings................                              15,484       1,702       5,191
  Allowance for other than borrowed
   funds used during construction........                                (581)     (2,107)     (1,434)
  Internal restructuring liability.......                              (4,082)    (23,052)     25,879
  PURPA project buyout...................                                         (48,000)
  Changes in certain current assets
    and liabilities:
    Accounts receivable, net.............                               5,866     (12,382)     23,671
    Materials and supplies...............                              (3,851)     (3,421)      8,847
    Accounts payable.....................                              21,953       7,507     (14,809)
  Other, net.............................                              (7,105)     11,532       1,714

                                                                      253,502     203,674     272,267


Cash Flows from Investing:
  Construction expenditures (less allowance
   for other than borrowed funds used during
   construction)..........................                            (95,394)   (125,947)   (129,172)


Cash Flows from Financing:
  Issuance of long-term debt..............                             92,834
  Retirement of long-term debt............                           (161,435)
  Short-term debt, net....................                              3,720      18,659     (36,831)
  Notes payable to affiliates.............                              9,300
  Notes receivable from affiliates........                                          2,900      (2,900)
  Dividends on capital stock:
    Preferred stock.......................                             (3,396)     (3,430)     (3,423)
    Common stock..........................                            (98,664)    (96,960)    (95,498)

                                                                     (157,641)    (78,831)   (138,652)


Net Change in Cash and Temporary
  Cash Investments.......................                                 467      (1,104)      4,443
Cash and Temporary Cash Investments at
  January 1..............................                               4,056       5,160         717
Cash and Temporary Cash Investments
  at December 31.........................                              $4,523    $  4,056    $  5,160


Supplemental Cash Flow Information:
  Cash paid during the year for:
    Interest (net of amount
    capitalized).........................                            $ 62,711    $ 64,594    $ 65,149
    Income taxes.........................                              73,653      43,297      57,126


See accompanying notes to consolidated financial statements.

                                                     West Penn Power Company
                                                            and Subsidiaries


CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                                      DECEMBER 31
                                                 1998            1997
ASSETS
Property, Plant, and Equipment:
  At original cost, including
  $75,725 and $117,588 under
  construction............................    $3,365,784      $3,293,039
  Accumulated depreciation................    (1,362,413)     (1,254,900)

                                               2,003,371       2,038,139
Investments and Other Assets:
  Allegheny Generating Company--common
    stock at equity .....................         74,374          89,783
  Other..................................            646             721

                                                  75,020          90,504
Current Assets:
  Cash and temporary cash investments....          4,523           4,056
  Accounts receivable:
    Electric service, net of $13,211
      and $13,326 uncollectible
      allowance..........................        119,175         128,348
    Affiliated and other, net............         24,832          21,525
  Materials and supplies--at average cost:
    Operating and construction...........         43,167          34,212
    Fuel.................................         24,363          29,467
  Deferred income taxes..................                         11,959
  Prepaid taxes..........................         14,534          11,738
  Regulatory assets......................         17,372
  Other..................................          2,261           2,252

                                                 250,227         243,557
Deferred Charges:
  Regulatory assets......................        475,776         333,235
  Unamortized loss on reacquired debt....          4,065           9,725
  Other..................................         34,610          31,999

                                                 514,451         374,959
Total....................................     $2,843,069      $2,747,159

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, other paid-in capital,
    and retained earnings................     $  732,161      $  997,027
  Preferred stock........................         79,708          79,708
  Long-term debt and QUIDS...............        837,725         802,319

                                               1,649,594       1,879,054
Current Liabilities:
  Short-term debt........................         55,766          52,046
  Notes payable to affiliate.............          9,300
  Long-term debt due within one year.....                        103,500
  Accounts payable.......................         77,815          73,584
  Accounts payable to affiliates.........         33,859          16,137
  Taxes accrued:
    Federal and state income.............          1,002           1,605
    Other................................         16,711          22,728
  Interest accrued.......................         15,681          15,817
  Refunds payable........................         28,151
  Adverse power purchase commitments.....         47,173
  Other..................................         15,393          28,457

                                                 300,851         313,874
Deferred Credits and Other Liabilities:
  Unamortized investment credit..........         42,630          45,206
  Deferred income taxes..................        260,477         450,390
  Regulatory liabilities.................         28,325          34,326
  Adverse power purchase commitments.....        538,745
  Other..................................         22,447          24,309

                                                 892,624         554,231
Commitments and Contingencies (Note N)
Total....................................     $2,843,069      $2,747,159

See accompanying notes to consolidated financial statements.

                                                      West Penn Power Company
                                                             and Subsidiaries


CONSOLIDATED STATEMENT OF CAPITALIZATION


                                                                                        DECEMBER 31
                                                                       1998          1997         1998      1997
                                                                     (Thousands of Dollars)  (Capitalization Ratios)
Common Stock of the Company:
  Common stock--no par value, authorized 28,902,923
    shares, outstanding 24,361,586 shares.............              $  465,994     $  465,994
  Other paid-in capital...............................                  55,475         55,475
  Retained earnings...................................                 210,692        475,558
      Total...........................................                 732,161        997,027      44.4%     53.1%

Preferred Stock of the Company:
  Cumulative preferred stock--par value $100 per share, authorized 3,097,077 shares, outstanding as follows:

                     December 31, 1998
                                  Regular
                     Shares     Call Price   Date of
    Series        Outstanding   Per Share     Issue
    4-1/2% ..       297,077       $110.00      1939                     29,708         29,708
    4.20% B..        50,000        102.205     1948                      5,000          5,000
    4.10% C..        50,000        103.50      1949                      5,000          5,000
    Auction
      3.95%-4.12%   400,000        100.00      1992                     40,000         40,000
    Total (annual dividend requirements $3,400)                         79,708         79,708       4.8       4.2

Long-Term Debt and QUIDS:
  First mortgage
  bonds:            Date of        Date       Date
                     Issue      Redeemable    Due
    5-1/2% JJ....     1993         1998       1998                                    102,000
    6-3/8% KK....     1993         2003       2003                      80,000         80,000
    7-7/8% GG....     1991         2001       2004                      70,000         70,000
    7-3/8% HH....     1992         2002       2007                      45,000         45,000
    8-7/8% FF....     1991         2001       2021                     100,000        100,000
    7-7/8% II....     1992         2002       2022                     135,000        135,000
    8-1/8% LL....     1994         2004       2024                      65,000         65,000
    7-3/4% MM....     1995         2005       2025                      30,000         30,000

                                   December 31, 1998
                                     Interest Rate
  Quarterly Income Debt Securities
    due 2025........................      8.00%                         70,000         70,000
  Secured notes due 2003-2024.......  4.70%-6.875%                     202,550        202,550
  Unsecured notes due 2007..........      4.75%                         14,435         14,435
  Medium-term debt due 2002.........  5.56%-5.66%                       33,550
  Unamortized debt discount...........................                  (7,810)        (8,166)
      Total (annual interest requirements $60,440)....                 837,725        905,819
  Less current maturities.............................                               (103,500)
      Total...........................................                 837,725        802,319      50.8      42.7

Total Capitalization..................................              $1,649,594     $1,879,054     100.0%    100.0%



See accompanying notes to consolidated financial statements.

                                                       West Penn Power Company
                                                              and Subsidiaries



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(These notes are an integral part of the consolidated financial statements.)


NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

West Penn Power Company (the Company) is a wholly owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy) and is a part of the Allegheny Energy integrated electric utility system
(the System). The Company and its utility affiliates, Monongahela Power Company and The Potomac Edison Company, do business as Allegheny Power.

The Company is subject to regulation by the Securities and Exchange Commission (SEC), by various state bodies having jurisdiction, and by the Federal Energy Regulatory Commission
(FERC). Significant accounting policies of the Company are summarized below.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (the companies) after elimination of intercompany transactions.

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

Deferred Power Costs, Net
Prior to May 1, 1997, the costs of fuel, purchased power, and certain other costs, and revenues from sales to other companies and power marketers, including transmission services, were deferred until they were either recovered from or credited to customers under fuel and energy cost-recovery procedures. The Company discontinued this practice effective May 1, 1997.

Property, Plant, and Equipment
Property, plant, and equipment, including facilities owned with regulated affiliates in the System, are stated at original cost, less contributions in aid of construction, except for capital leases, which are recorded at present value. Costs include direct labor and material; allowance for funds used during construction (AFUDC) on regulated utility property for which construction work in progress is not included in rate base; capitalized interest on generation projects; and indirect costs such as administration, maintenance, and depreciation of transportation and construction equipment, postretirement benefits, taxes, and other benefits related to employees engaged in construction.

The cost of depreciable property units retired, plus removal costs less salvage, are charged to accumulated depreciation.

                                                       West Penn Power Company
                                                              and Subsidiaries


Allowance for Funds Used During Construction
AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized as a cost of property, plant, and equipment with offsetting credits to other income and interest charges. Rates used for computing AFUDC in 1998, 1997, and 1996 were 7.17%, 8.30%, and 7.83%, respectively. AFUDC is not included in the cost of construction when the cost of financing the construction is being recovered through rates.

As discussed in Note B, as a result of a Pennsylvania Order, the Company has discontinued the application of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," for electric generation operations and has adopted SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71." Starting in July 1998, the Company stopped accruing AFUDC for generation construction projects and adopted SFAS No. 34, "Capitalizing Interest Costs," to capitalize interest during the period of construction of generation construction projects. Capitalized interest, recognized as a cost of property, plant, and equipment with offsetting credits to interest charges, is reported in the consolidated statement of income as allowance for borrowed funds used during construction. Since adoption in July 1998, rates used for capitalizing interest on generation construction projects averaged 7.45%.

Depreciation and Maintenance
Provisions for depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.6%, 3.7%, and 4.0%, of average depreciable property in 1998, 1997, and 1996, respectively. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

Temporary Cash Investments
For purposes of the consolidated statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Regulatory Assets and Liabilities
In accordance with SFAS No. 71, the Company's consolidated financial statements include certain assets and liabilities based on cost-based ratemaking regulation.

Income Taxes
The companies join with their parent and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.

                                                     West Penn Power Company
                                                            and Subsidiaries


Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. Differences between income tax expense, computed on the basis of financial accounting income and taxes payable based on taxable income, are accounted for substantially in accordance with the accounting procedures followed for ratemaking purposes. Deferred tax assets and liabilities represent the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities computed using the most current tax rates.

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

The Company and its affiliates also provide partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. The funding plan for these costs is to contribute the maximum amount that can be deducted for federal income tax purposes. Funding of these benefits is made primarily into Voluntary Employee Beneficiary Association trust funds. Medical benefits are self-insured. The life insurance plan is paid through insurance premiums.

Capitalized Software Costs
The Company capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis over a five-year period beginning upon a project's completion.

Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income," effective for 1998, established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in financial statements. The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130.

Business Segments
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements. The Company's principal business segment is utility operations which includes the generation, purchase, transmission, distribution, and sale of electricity.

                                                     West Penn Power Company
                                                            and Subsidiaries


NOTE B:  INDUSTRY RESTRUCTURING

In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy supply market. On August 1, 1997, the Company filed with the Pennsylvania Public Utility Commission (Pennsylvania PUC) a comprehensive restructuring plan to implement full customer choice of electricity suppliers as required by the Customer Choice Act.
The filing included a plan for recovery of transition costs (sometimes referred to as stranded costs) through a Competitive Transition Charge (CTC).

Transition costs are costs incurred under a regulated environment, which may not be recoverable in a competitive market. The amount of transition costs has been a key issue in the restructuring proceedings. Since the installed costs of utility facilities are known, the key variable in transition cost determinations in Pennsylvania was the projection of market prices of electricity in future periods. The Company's restructuring plan filing included its determination of its transition costs based on its projection of future market prices. The Company's recoverable transition costs were limited to $1.2 billion by rate caps mandated by the Customer Choice Act.

On May 29, 1998, the Pennsylvania PUC issued an Order authorizing the Company recovery of approximately $595 million (or $525 million in the event of the merger) in transition costs, with a return, based on alternative projections of future market prices. On June 26, 1998, the Pennsylvania PUC denied, except for minor corrections, a request by the Company for reconsideration of the May 29 Order. On that same day, the Company filed a formal appeal in state court and an action in federal court challenging the Pennsylvania PUC's restructuring Order.

As a result of this May 29, 1998 Order, the Company determined that it was required to discontinue the application of SFAS No. 71 for electric generation operations and adopt SFAS No. 101. In doing so, the Company also determined that, under the provisions of SFAS No. 101, an extraordinary charge of $450.6 million ($265.4 million after taxes) was required to reflect adverse power purchase commitments and deferred costs that are not recoverable from customers under the Pennsylvania PUC's Order.

While pursuing its litigation, the Company participated in settlement discussions with interested parties regarding issues related to the restructuring Order. A negotiated settlement was achieved, and, on November 19, 1998, the Pennsylvania PUC granted final approval to the Company's restructuring settlement agreement. The settlement agreement includes the following provisions:

Agreement by the parties to withdraw all litigation related to the Pennsylvania deregulation proceedings.

Establishment of an average shopping credit of 3.16 cents per kilowatt-hour in 1999 for Company customers who shop for the generation portion of electricity services.

Two-thirds of the Company's customers have the option of selecting a generation supplier on January 2, 1999, with all customers able to shop on January 2, 2000.

                                                     West Penn Power Company
                                                            and Subsidiaries


Requires a rate refund from 1998 revenues (about $25 million) via a 2.5% rate decrease throughout 1999, accomplished by an equal percentage decrease for each rate class.

Provides that customers will have the option of buying electricity from the Company at capped generation rates through 2008, and that transmission and distribution rates are capped through 2005, except that the capped rates are subject to certain increases as provided for in the Public Utility Code.

Prohibits complaints challenging the Company's regulated transmission and distribution rates through 2005.

Provides about $15 million of Company funding for the development and use of renewable energy and clean energy technologies, energy conservation, energy efficiency, etc.

Permits recovery of $670 million in transition costs plus return over 10 years beginning in January 1999 for the Company. In the event that the merger of Allegheny Energy, Inc. and DQE, Inc.
(DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., is consummated, the transition costs will be adjusted to $630 million plus return to provide a sharing of merger synergy savings with customers.

Allows for income recognition of transition cost recovery in the earlier years of the transition period to reflect the Pennsylvania PUC's projections that electricity market prices are lower in the earlier years.

Grants the Company's application to issue bonds to securitize up to $670 million (or $630 million in the event of the merger) in transition costs and to provide 75% of the associated savings to customers with 25% to shareholders.

Authorizes the transfer of the Company's generating assets to a nonutility affiliate at book value. Subject to certain time-limited exceptions, the nonutility business can compete in the unregulated energy market.

If the Company is forced to divest some generating assets or chooses to divest all of its generation before 2002, the CTC will be adjusted, either up or down, based on the results of such divestiture.

As a result of the November 19, 1998, settlement agreement, the extraordinary charge was increased by $16.3 million ($10.0 million after taxes) to $466.9 million ($275.4 million after taxes), and additional charges of $40.3 million ($23.7 million after taxes) related to the Company's revenue refund and energy program payments were also recorded. See Note C for additional details. Pursuant to Pennsylvania PUC orders, starting in 1999, the Company is unbundling its rates to reflect separate prices for the supply charge, the CTC, and transmission and distribution charges. While supply will be open to competition, the Company will continue to provide regulated transmission and distribution services to customers in its service area at Pennsylvania PUC- and FERC-regulated rates and will be the electricity provider of last resort for those customers who decide not to choose another electricity supplier.

                                                     West Penn Power Company
                                                            and Subsidiaries


As stated above, the Company made its filing concerning its transition cost requirements based on its early 1997 projection of market prices. The Pennsylvania PUC issued its May 29, 1998 Order to the Company, as well as its 1998 orders to all other Pennsylvania electric utilities, based on alternative projections. Current prices, which the Company believes are being influenced, among other things, by price volatility in the summer of 1998, are equal to and in some cases higher than the projections adopted by the Pennsylvania PUC in its deregulation orders issued to the Company and other utilities in the state.
If the Pennsylvania PUC's projections are correct, the Company believes that the transition costs provided will be sufficient to permit it to recover its embedded costs, with a return, during the transition from regulation to deregulation of electricity generation.

The settlement authorizes the Company to create a CTC regulatory asset for specified CTC revenues in 1999 through 2002 to be amortized in 2005 through 2008. The regulatory asset booking of CTC revenue acts to accelerate recognition of transition cost recovery. In addition, the settlement agreement specifies how CTC revenues will be allocated between return on and recovery of transition costs. Amortization of regulatory assets in 1999 through 2008 under the Pennsylvania PUC-approved settlement agreement results in smaller amortization expense in the early years of the transition period which favorably affects earnings in those years.

Also pursuant to the Customer Choice Act, all electric utilities in Pennsylvania were required to establish and administer retail access pilot programs under which customers representing 5% of the load of each rate class would choose an electricity supplier other than their own local franchise utility. The pilot programs began on November 1, 1997, and continued through December 31, 1998. As ordered by the Pennsylvania PUC, pilot participants received an energy credit to their bills from their local utility and paid an alternate supplier for energy. To assure participation in the pilot program, the credit established by the Pennsylvania PUC was artificially high (greater than the Company's generation costs), with the result that the Company suffered a loss of $6.5 million. The Company attempted to mitigate the loss by competing for sales to pilot participants of other utilities as an alternate supplier. The Pennsylvania PUC approved the Company's pilot compliance filing and thus has indicated its intent to treat the revenue losses as a regulatory asset subject to review and potential rate recovery. Because sales prices were low and margins were commensurately thin, the Company was unable to completely offset its pilot losses with new revenues. Accordingly, the Company deferred the net revenue losses as a regulatory asset.

NOTE C:  ACCOUNTING FOR THE EFFECTS OF PRICE DEREGULATION

In 1997, the FASB, through its Emerging Issues Task Force (EITF), issued EITF No. 97-4, "Deregulation of the Pricing of Electricity
- Issues Related to the Application of FASB Statement Numbers 71 and 101." In EITF 97-4, the EITF agreed that when a rate order that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the entity should cease to apply SFAS No. 71 to that separable portion of its business. The Company believes that the Pennsylvania PUC Order dated May 29, 1998, as described in Note B, provides sufficient details regarding the deregulation of the Company's electric generation operations to require discontinuation of the application of SFAS No. 71 for its electric generation

                                                     West Penn Power Company
                                                            and Subsidiaries


operations. Effective June 30, 1998, the Company adopted the provisions of SFAS No. 101 for its electric generation operations. The Company determined that under the provisions of SFAS No. 101, an extraordinary charge of $466.9 million ($275.4 million after taxes) was required to reflect a write-off of certain disallowances in the Pennsylvania PUC's May 29, 1998 Order, as revised by the Pennsylvania PUC-approved November 19, 1998 settlement agreement. The write-off reflects adverse power purchase commitments and deferred costs that are not recoverable from customers under the Pennsylvania PUC's Order and settlement agreement as follows:

(Millions  of Dollars)                                  Gross       Net-of-Tax

AES Beaver Valley nonutility generation contract.....  $197.5         $116.5
AGC pumped storage capacity contract.................   165.6           97.7
Other................................................   103.8           61.2
  Total extraordinary charge.........................  $466.9         $275.4


In 1985, the Company entered into a contract with Applied Energy Services (AES) Corporation for the purchase of energy from AES's Beaver Valley generating plant in Pennsylvania pursuant to the requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA).

The Company owns 45% of AGC, which owns an undivided 40% interest in the 2,100-MW pumped-storage hydroelectric station in Bath County, Va. The Company buys AGC's capacity in the station priced under a cost of service formula wholesale rate schedule approved by the FERC.

Under both of these contracts, the Company has purchase commitments at costs in excess of the market value of energy from the plants. Because of utility restructuring under the Customer Choice Act, these commitments have been determined to be adverse purchase commitments requiring accrual as loss contingencies pursuant to SFAS No. 5, "Accounting for Contingencies." The extraordinary charge before taxes for these contracts is the net result of such excess cost accruals (recorded as adverse power purchase commitments) less estimated revenue recoveries authorized in the Pennsylvania PUC Order (recorded as regulatory assets) as follows:

                                                     AES               AGC
(Millions  of Dollars)                          Beaver Valley    Pumped Storage

Projected costs in excess of market
  value of energy.............................     $351.5             $234.5
Estimated recovery via a CTC (regulatory
  asset)......................................      154.0               68.9
    Net unrecoverable extraordinary charge....     $197.5             $165.6


Various assumptions and estimates were made in determining the extraordinary charge to income discussed above. The most significant relate to future electricity prices. To the extent that future electricity prices differ from the Company's estimates, adjustments to the reserve for adverse power purchase commitments may be required.

                                                     West Penn Power Company
                                                            and Subsidiaries



The other $103.8 million of extraordinary charges represents $55.0 million of deferred unrecovered expenditures for previous PURPA buyouts, $13.5 million for an abandoned generating plant, and $35.3 million of other generation-related regulatory assets, primarily related to SFAS No. 109, "Accounting for Income Taxes."

The consolidated balance sheet includes the amounts listed below for generation assets not subject to SFAS No. 71:
                                                     December        December
(Thousands of Dollars)                                  1998           1997

Property, plant, and equipment at original cost....  $1,969,636     $1,951,066
Amounts under construction included above..........      39,227         51,715
Accumulated depreciation...........................    (870,777)      (793,166)

In addition to the extraordinary charge and as a result of the settlement agreement, a fourth quarter charge to earnings of $40.3 million ($23.7 million after taxes) resulted from the required refund throughout 1999 from 1998 revenues of about $25 million and a $15 million provision for energy programs.

NOTE D:  PROPOSED MERGER

On April 7, 1997, the Company's parent, Allegheny Power System, Inc. (now renamed Allegheny Energy, Inc.) and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., announced that they had agreed to merge in a tax-free, stock-for-stock transaction.

At separate meetings held on August 7, 1997, the shareholders of Allegheny Energy and DQE approved the merger. Allegheny Energy and DQE made all necessary regulatory filings. Since then, Allegheny Energy and DQE received approval of the merger from the Nuclear Regulatory Commission, the Pennsylvania PUC, and the FERC. The Pennsylvania PUC and the FERC approvals were subject to conditions acceptable to Allegheny Energy. In addition, while not required, the Maryland Public Service Commission and the Public Utilities Commission of Ohio have indicated their approval.

On October 5, 1998, DQE notified Allegheny Energy that it had unilaterally decided to terminate the merger. Allegheny Energy believes DQE's action was without basis and was a breach of the merger agreement. In response, Allegheny Energy filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a lawsuit for specific performance of the merger agreement or, alternatively, damages. Allegheny Energy also filed motions for preliminary injunctive relief against DQE.

On October 28, 1998, the District Court denied Allegheny Energy's motions for preliminary injunctive relief. The District Court did not rule on the merits of the lawsuit for specific performance or damages. On October 30, 1998, Allegheny Energy appealed the District Court's Order to the United States Court of Appeals for the Third Circuit. Allegheny Energy cannot predict the outcome of this litigation.

All of the Company's incremental costs of the merger process ($7.9 million through December 31, 1998) are being deferred. The accumulated merger costs will be written off by the Company when the merger occurs or by the Company if it is determined that the merger will not occur.

                                                     West Penn Power Company
                                                            and Subsidiaries


NOTE E:  INTERNAL RESTRUCTURING CHARGES AND ASSET WRITE-OFF

In 1996, the System, including the Company, completed its internal restructuring activities initiated in 1994, simplifying the management structure and streamlining operations. During
1996, restructuring activities included consolidating operating divisions, customer services, and other functions.

In 1996, the Company recorded restructuring charges of $42.6 million ($25.1 million after tax) in operating expenses, including its share of all restructuring charges associated with the reorganization. These charges reflected liabilities and payments for severance, employee termination costs, and other restructuring costs. The current portion of the restructuring liability, reflected in other current liabilities, excluding benefit plans curtailment adjustments to postretirement liabilities (which are primarily recorded in other deferred credits), consists of:

(Thousands of Dollars)                                1998          1997

Internal restructuring liability:
  Balance at beginning of period.................   $ 4,082       $ 27,134
  Less payments and accrual reversals............    (4,082)       (23,052)
Balance at end of period.........................   $   -         $  4,082


In 1996, the Company wrote off $10.8 million ($6.3 million after tax) of previously accumulated costs related to a proposed transmission line. In the industry's more competitive environment, it was no longer reasonable to assume future recovery of these costs in rates.

As part of the reorganization, the Company and its utility affiliates in 1996 expanded the intercompany use of each other's employees to optimize the use of their skills. In 1997 virtually all the employees in the System, including all of the Company's employees, were transferred to Allegheny Power Service Corporation (APSC) to facilitate the intercompany use of personnel. APSC was formed in 1963 pursuant to the Public Utility Holding Company Act of 1935 to perform certain functions common to all companies in the System. APSC bills each company at its cost (without profit) based on the work performed and services provided to each company.

                                                     West Penn Power Company
                                                            and Subsidiaries



NOTE F:  INCOME TAXES

Details of federal and state income tax provisions are:

(Thousands of Dollars)                         1998         1997          1996

Income taxes--current:
  Federal..............................    $  47,605     $29,426        $32,778
  State................................       18,415      12,357         12,975
    Total..............................       66,020      41,783         45,753
Income taxes--deferred, net of
  amortization.........................        1,069      33,961          4,602
Income taxes--deferred, extraordinary
  charge...............................     (191,480)
Amortization of deferred investment
  credit...............................       (2,580)     (2,580)        (2,580)
    Total income taxes.................     (126,971)     73,164         47,775
Income taxes--credited (charged)
  to other income and deductions.......           17         115           (320)
Income taxes--credited to
  extraordinary charge.................      191,480
Income taxes--charged to operating
  income...............................    $  64,526     $73,279        $47,455


The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35% to financial accounting income, as set forth below:

(Thousands of Dollars)                       1998         1997          1996

Income before income taxes
  and extraordinary charge.............    $177,146     $207,944      $135,900
Amount so produced.....................    $ 62,001     $ 72,780      $ 47,565
Increased (decreased) for:
  Tax deductions for which deferred
    tax was not provided:
      Lower tax depreciation...........       1,500        5,700         3,300
      Plant removal costs..............       1,000        1,400         2,100
  State income tax, net of federal
    income tax benefit.................      10,000        4,900         8,900
  Amortization of deferred
    investment credit..................      (2,580)      (2,580)       (2,580)
  Equity in earnings of subsidiaries...      (3,900)      (6,300)       (4,600)
  Other, net...........................      (3,495)      (2,621)       (7,230)
    Total..............................    $ 64,526     $ 73,279      $ 47,455

                                                     West Penn Power Company
                                                            and Subsidiaries



The provision for income taxes for the extraordinary charge is different from the amount produced by applying the federal income statutory tax rate of 35% to the gross amount, as set forth below:

(Thousands of Dollars)                                      1998

Extraordinary charge before income taxes...............  $466,905
Amount so produced.....................................  $163,417
Increased for state income tax, net of federal
  income tax benefit...................................    28,063
    Total..............................................  $191,480


Federal income tax returns through 1993 have been examined and substantially settled through 1991.

At December 31, the deferred tax assets and liabilities consisted of the following:

(Thousands of Dollars)                                  1998          1997

Deferred tax assets:
  CTC recovery....................................    $154,530
  Unamortized investment tax credit...............      29,674     $ 31,570
  Tax interest capitalized........................      19,010       19,220
  Postretirement benefits other than pensions.....      15,610       12,857
  Revenue refund..................................      10,301
  Unbilled revenue................................       9,068        9,226
  Contributions in aid of construction............       6,988        6,520
  Internal restructuring..........................       2,954        2,709
  Other...........................................      24,724       25,777
                                                       272,859      107,879
Deferred tax liabilities:
  Book vs. tax plant basis differences, net.......     503,605      493,361
  Other...........................................      33,214       52,949
                                                       536,819      546,310
Total net deferred tax liabilities................     263,960      438,431
Portion above included in current (liabilities)
  assets..........................................      (3,483)      11,959
    Total long-term net deferred tax liabilities..    $260,477     $450,390


NOTE G:  DIVIDEND RESTRICTION

Supplemental indentures relating to certain outstanding bonds of the Company contain dividend restrictions under the most restrictive of which $70,576,000 of consolidated retained earnings at December 31, 1998, is not available for cash dividends on common stock, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by the Company as a capital contribution or as the proceeds of the issue and sale of shares of its common stock.

                                                     West Penn Power Company
                                                            and Subsidiaries




NOTE H:  ALLEGHENY GENERATING COMPANY

The Company owns 45% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC is reported by the Company in its financial statements using the equity method of accouting. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

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

Following is a summary of financial information for AGC:


                                                          December 31
(Thousands of Dollars)                                 1998          1997

Balance sheet information:
  Property, plant, and equipment.................    $618,608      $635,485
  Current assets.................................       5,857        11,876
  Deferred charges...............................      14,993        16,559
    Total assets.................................    $639,458      $663,920

  Total capitalization...........................    $314,105      $348,258
  Current liabilities............................      75,849        70,540
  Deferred credits...............................     249,504       245,122
    Total capitalization and liabilities.........    $639,458      $663,920


                                                  Year Ended December 31
 (Thousands of Dollars)                       1998          1997         1996

Income statement information:
  Electric operating revenues..........    $73,816      $76,458        $83,402
  Operation and maintenance expense....      4,592        4,877          5,165
  Depreciation.........................     16,949       17,000         17,160
  Taxes other than income taxes........      4,662        4,835          4,801
  Federal income taxes.................     10,959       11,213         13,297
  Interest charges.....................     13,987       15,391         16,193
  Other income, net....................        (86)      (9,126)            (3)
    Net income.........................    $22,753      $32,268        $26,789


The Company's share of the equity in earnings was $10.2 million, $14.5 million, and $12.1 million for 1998, 1997, and 1996, respectively, and is included in other income, net, on the Company's Consolidated Statement of Income. Dividends received from AGC in 1998 approximated $25 million which reflects an effort to reduce AGC equity to about 45% of total capitalization and short-term debt.

                                                     West Penn Power Company
                                                            and Subsidiaries


NOTE I:  POSTRETIREMENT BENEFITS

As described in Note A, the Company and its affiliates participate in a pension plan and medical and life insurance plans for eligible employees and dependents. The Company is responsible for its proportional share of the costs (credits) and the assets or liabilities of the plans. As described in Note E, in 1997 the Company transferred all of its employees to APSC.
The Company's share of the costs (credits) of these plans, a portion of which (about 25% to 35%) was charged to plant construction, is as follows:

(Thousands of Dollars)                       1998         1997          1996

Pension................................     $  919      $(3,037)       $  564
Medical and life insurance.............     $6,708      $ 4,551        $9,039


NOTE  J:  REGULATORY ASSETS AND LIABILITIES

The Company's operations, other than electric generation, are subject to the provisions of SFAS No. 71. As discussed in Note B, as a result of a Pennsylvania Order, the Company has discontinued the application of SFAS No. 71 and has adopted SFAS No. 101 for electric generation operations. Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets, net of regulatory liabilities, reflected in the consolidated balance sheet at December 31 relate to:

(Thousands of Dollars)                                1998          1997

Long-Term Assets (Liabilities), Net:
  Income taxes, net............................     $146,952      $247,574
  CTC recovery.................................      292,718
  PURPA project buyout.........................                     48,000
  Pennsylvania pilot deferred revenue..........        6,727            84
  Deferred power costs, (reported in other
    deferred charges)..........................                      7,000
  Storm damage.................................        1,054         1,326
  Postretirement benefits......................                        823
  Other, net...................................                      1,102
    Subtotal...................................      447,451       305,909
Current Asset:
  CTC recovery.................................       17,372
    Net Regulatory Assets......................     $464,823      $305,909

                                                     West Penn Power Company
                                                            and Subsidiaries



NOTE K:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:

                                    1998                       1997
                            Carrying       Fair       Carrying        Fair
(Thousands of Dollars)       Amount        Value       Amount         Value

Assets:
  Temporary cash
    investments.........    $    882     $    882     $    573      $    573
Liabilities:
  Short-term debt.......      65,066       65,066       52,046        52,046
  Long-term debt
    and QUIDS...........     845,535      902,037      913,985       953,700


The carrying amount of temporary cash investments, as well as short-term debt, approximates the fair value because of the short maturity of those instruments. The fair value of long-term debt and QUIDS was estimated based on actual market prices or market prices of similar issues. The Company has no financial instruments held or issued for trading purposes.

NOTE L:  CAPITALIZATION

Preferred Stock
All of the preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 a share. The holders of the Company's market auction preferred stock are entitled to dividends at a rate determined by an auction held the business day preceding each quarterly dividend payment date.

Long-Term Debt and QUIDS
Maturities for long-term debt in thousands of dollars for the next five years are: 1999-2001, none; 2002, $33,550; and 2003,
$141,500. Substantially all of the properties of the Company are held subject to the lien securing its first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes. Certain first mortgage bond series are not redeemable by certain refunding until dates established in the respective supplemental indentures.

NOTE M:  SHORT-TERM DEBT

To provide interim financing and support for outstanding commercial paper, the System companies have established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $182 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available.

                                                     West Penn Power Company
                                                            and Subsidiaries


Short-term debt outstanding for 1998 and 1997 consisted of:

(Thousands of Dollars)                         1998               1997

Balance and interest rate
  at end of year:
    Commercial Paper..................    $55,766-5.45%       $12,046-6.50%
    Notes Payable to Banks............                         40,000-6.75%
    Money Pool........................      9,300-4.80%
Average amount outstanding and
  interest rate during the year:
    Commercial Paper..................    $32,824-5.60%      $  3,376-5.73%
    Notes Payable to Banks............     16,885-5.60%         5,526-5.67%
    Money Pool........................     10,942-5.38%        17,628-5.48%


NOTE N:  COMMITMENTS AND CONTINGENCIES

Construction Program
The Company has entered into commitments for its construction program, for which expenditures are estimated to be $119 million for 1999 and $106 million for 2000. Construction expenditure levels in 2001 and beyond will depend upon, among other things, the strategy eventually selected for complying with Phase II of the Clean Air Act Amendments of 1990 and the extent to which environmental initiatives currently being considered become mandated. The Company estimates that its banked emission allowances will allow it to comply with Phase II sulfur dioxide
(SO2) limits through 2005. Studies to evaluate cost-effective options to comply with Phase II SO2 limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.

Market Risk
The Company supplies power in the bulk power market. At December 31, 1998, the marketing books for such operations consisted primarily of fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity.

Allegheny Energy has a Corporate Energy Risk Control Policy adopted by the Board of Directors and monitored by an Exposure Management Committee of senior management. This policy requires continuous monitoring for conformity to policies which limit value at risk and market risk associated with the credit standing of counterparties. Such credit standing must be within the guidelines established by Allegheny Energy's Risk Control Policy. The Company's exposure to volatility in the price of electricity and other energy commodities is maintained within approved policy limits, but has increased as a result of Pennsylvania restructuring, which created retail access to a deregulated electric supply market.

Environmental Matters and Litigation
System companies are subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

                                                     West Penn Power Company
                                                            and Subsidiaries



The Environmental Protection Agency (EPA) issued its final regional nitrogen oxides (NOx) State Implementation Plan (SIP) call rule on September 24, 1998. The EPA's SIP call rule found that 22 eastern states (including Maryland, Pennsylvania, and West Virginia) and the District of Columbia are all contributing significantly to ozone nonattainment in downwind states. The final rule declares that this downwind nonattainment will be eliminated (or sufficiently mitigated) if the upwind states reduce their NOx emissions by an amount that is precisely set by the EPA on a state-by-state basis. The final SIP call rule requires that all state-adopted NOx reduction measures must be incorporated into SIPs by September 24, 1999, and must be implemented by May 1, 2003. The Company's compliance with these requirements would require the installation of post-combustion control technologies on most, if not all, of its power stations at a cost of approximately $147 million. The Company continues to work with other coal-burning utilities and other affected constituencies in coal-producing states to challenge this EPA action.

The Company previously reported that the EPA had identified it and its regulated affiliates as potentially responsible parties, along with approximately 175 others, in a Superfund site subject to cleanup. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. The Company and its regulated affiliates have also been named as defendants along with multiple other defendants in pending asbestos cases involving one or more plaintiffs. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of these claims will not have a material effect on its financial position.

                                                Allegheny Generating Company




REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and the Shareholders of Allegheny Generating Company


In our opinion, the accompanying balance sheet and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of Allegheny Generating Company (a subsidiary of Allegheny Energy, Inc.) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP



Pittsburgh, Pennsylvania
February 4, 1999

                                                Allegheny Generating Company


STATEMENT OF INCOME

                                                  YEAR ENDED DECEMBER 31
(Thousands of Dollars)                          1998       1997       1996


Electric Operating
Revenues.......................................$73,816    $76,458    $83,402

Operating Expenses:
  Operation and maintenance expense............  4,592      4,877      5,165
  Depreciation................................. 16,949     17,000     17,160
  Taxes other than income taxes................  4,662      4,835      4,801
  Federal income taxes......................... 10,959     11,213     13,297
    Total Operating Expenses................... 37,162     37,925     40,423
    Operating Income........................... 36,654     38,533     42,979

Other Income, net...............................    86      9,126          3
  Income Before Interest Charges................36,740     47,659     42,982

Interest Charges:
  Interest on long-term debt....................10,848     14,431     15,235
  Other interest................................ 3,139        960        958
    Total Interest Charges......................13,987     15,391     16,193

Net Income.....................................$22,753    $32,268    $26,789




STATEMENT OF RETAINED EARNINGS

Balance at January 1...........................$     0    $     0    $ 4,153
Add:
  Net income................................... 22,753     32,268     26,789

                                                22,753     32,268     30,942
Deduct:
  Dividends on common stock.................... 22,753*    32,268*    30,942*

Balance at December 31.........................$     0    $     0    $     0



*Excludes cash dividends paid from other paid-in capital.


See accompanying notes to financial statements.

                                                Allegheny Generating Company



STATEMENT OF CASH FLOWS


                                               YEAR ENDED DECEMBER 31
(Thousands of Dollars)                      1998        1997        1996


Cash Flows from Operations:
  Net income...............................$22,753     $32,268     $26,789
  Depreciation............................. 16,949      17,000      17,160
  Tax-related contract settlement..........              8,835
  Deferred investment credit and income
    taxes, net.............................  5,305       6,329      10,898
  Changes in certain current assets and
   liabilities:
    Accounts receivable....................      6       1,331       3,937
    Materials and supplies.................   (261)        260         (43)
    Accounts payable.......................   (340)      5,913         206
  Other, net...............................    578          28      (3,739)

                                            44,990      71,964      55,208

Cash Flows from Investing:
  Construction expenditures................    (69)       (444)       (178)


Cash Flows from Financing:
  Retirement of long-term debt.............(60,000)    (30,592)    (16,943)
  Notes payable to parents................. 66,750
  Cash dividends on common stock...........(57,000)    (35,700)    (37,987)

                                           (50,250)    (66,292)    (54,930)

Net Change in Cash and Temporary
  Cash Investments......................... (5,329)      5,228         100
Cash and Temporary Cash Investments at
  January 1................................  5,359         131          31
Cash and Temporary Cash Investments at
  December 31..............................$    30     $ 5,359     $   131


Supplemental Cash Flow Information
  Cash paid during the year for:
    Interest...............................$14,490     $14,770     $15,703
    Income taxes...........................  4,828      10,313       6,256



See accompanying notes to financial statements.

                                                Allegheny Generating Company



BALANCE SHEET

                                                          DECEMBER 31
(Thousands of Dollars)                                 1998         1997

ASSETS

Property, Plant, and Equipment:
  At original cost, including $595 and $906
    under construction......................         $828,806     $828,658
  Accumulated depreciation..................         (210,198)    (193,173)

                                                      618,608      635,485

Current Assets:
  Cash and temporary cash investments.......               30        5,359
  Accounts receivable from Parents..........                             6
  Materials and supplies--at average cost...            2,093        1,832
  Prepaid taxes.............................            3,569        4,442
  Other.....................................              165          237

                                                        5,857       11,876

Deferred Charges:
  Regulatory assets.........................            7,056        7,979
  Unamortized loss on reacquired debt.......            7,768        8,393
  Other.....................................              169          187

                                                       14,993       16,559
Total.......................................         $639,458     $663,920


CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock - $1.00 par value per share,
    authorized 5,000 shares, outstanding
    1,000 shares. ..........................         $      1     $      1
  Other paid-in capital.....................          165,275      199,522

                                                      165,276      199,523
  Long-term debt............................          148,829      148,735

                                                      314,105      348,258

Current Liabilities:
  Notes payable to parents..................           66,750
  Long-term debt due within one year........                        60,000
  Accounts payable to affiliates............            5,795        6,135
  Interest accrued..........................            3,229        4,404
  Other.....................................               75            1

                                                       75,849       70,540

Deferred Credits:
  Unamortized investment credit.............           47,020       48,342
  Deferred income taxes.....................          177,166      169,325
  Regulatory liabilities....................           25,318       27,455

                                                      249,504      245,122

Total.......................................         $639,458     $663,920



See accompanying notes to financial statements.

                                                Allegheny Generating Company


NOTES TO FINANCIAL STATEMENTS
(These notes are an integral part of the financial statements.)


NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allegheny Generating Company (the Company) was incorporated in Virginia in 1981. Its common stock is owned by Monongahela Power Company - 27%, The Potomac Edison Company - 28%, and West Penn Power Company - 45% (the Parents). The Parents are wholly-owned subsidiaries of Allegheny Energy, Inc. (Allegheny Energy) and are a part of the Allegheny Energy integrated electric utility system. The Company is subject to regulation by the Securities and Exchange Commission (SEC) and by the Federal Energy Regulatory Commission (FERC). Significant accounting policies of the Company are summarized below.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period, which in the normal course of business are subsequently adjusted to actual results.

Revenues
Revenues are determined under a cost-of-service formula rate schedule approved by the FERC. Under this arrangement, the Company recovers in revenues all of its operation and maintenance expense, depreciation, taxes, and a return on its investment.
All sales are made to the Company's Parents.

Property, Plant, and Equipment
Property, plant, and equipment are stated at original cost, and consist of a 40% undivided interest in the Bath County pumped-storage hydroelectric station and its connecting transmission facilities. The cost of depreciable property units retired, plus removal costs less salvage, are charged to accumulated depreciation.

Depreciation and Maintenance
Provisions for depreciation are determined on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 2.1% of average depreciable property in each of the years 1998, 1997, and 1996. The cost of maintenance and of certain replacements of property, plant, and equipment is charged to operating expenses.

Temporary Cash Investments
For purposes of the statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Regulatory Assets and Liabilities
In accordance with the Financial Accounting Standards Board's
Statement of Financial Accounting Standards (SFAS) No. 71,
"Accounting for the Effects of Certain Types of Regulation," the Company's financial statements include certain assets and liabilities based on cost-based ratemaking regulation.

                                                Allegheny Generating Company



Income Taxes
The Company joins with its Parents and affiliates in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability.

Financial accounting income before income taxes differs from taxable income principally because certain income and deductions for tax purposes are recorded in the financial income statement in another period. Differences between income tax expense computed on the basis of financial accounting income and taxes payable based on taxable income are deferred. Deferred tax assets and liabilities represent the tax effect of temporary differences between the financial statement and tax basis of assets and liabilities computed using the most current tax rates.

Provisions for federal income tax were reduced in previous years by investment credits, and amounts equivalent to such credits were charged to income with concurrent credits to a deferred account. These balances are being amortized over the estimated service lives of the related properties.

Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income," effective for 1998, established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130.

Business Segments
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements. The Company operates as a single business segment selling its entire capacity to its Parents priced under a cost-of-service wholesale rate schedule.

NOTE B:  PROPOSED MERGER

On April 7, 1997, Allegheny Power System, Inc. (now renamed Allegheny Energy, Inc.) and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., announced that they had agreed to merge in a tax-free, stock-for-stock transaction.

At separate meetings held on August 7, 1997, the shareholders of Allegheny Energy and DQE approved the merger. Allegheny Energy and DQE made all necessary regulatory filings. Since then, Allegheny Energy and DQE received approval of the merger from the Nuclear Regulatory Commission, the Pennsylvania Public Utility Commission (Pennsylvania PUC), and the FERC. The Pennsylvania PUC and the FERC approvals were subject to conditions acceptable to Allegheny Energy. In addition, while not required, the Maryland Public Service Commission and the Public Utilities Commission of Ohio have indicated their approval.

                                                Allegheny Generating Company


On October 5, 1998, DQE notified Allegheny Energy that it had unilaterally decided to terminate the merger. Allegheny Energy believes DQE's action was without basis and was a breach of the merger agreement. In response, Allegheny Energy filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a lawsuit for specific performance of the merger agreement or, alternatively, damages. Allegheny Energy also filed motions for preliminary injunctive relief against DQE.

On October 28, 1998, the District Court denied Allegheny Energy's motions for preliminary injunctive relief. The District Court did not rule on the merits of the lawsuit for specific performance or damages. On October 30, 1998, Allegheny Energy appealed the District Court's Order to the United States Court of Appeals for the Third Circuit. The Company cannot predict the outcome of this litigation.

NOTE C:  INCOME TAXES

Details of federal income tax provisions are:

(Thousands of Dollars)                      1998         1997         1996

Current income taxes payable..........    $ 5,700      $ 9,799      $ 2,401
Deferred income taxes--
  accelerated depreciation............      6,628        7,652       12,220
Amortization of deferred
  investment credit...................     (1,323)      (1,323)      (1,322)
    Total income taxes................     11,005       16,128       13,299
Income taxes--charged to other
  income..............................        (46)      (4,915)          (2)
Income taxes--charged to operating
  income..............................    $10,959      $11,213      $13,297


In 1998, the total provision for income taxes ($10,959) was less than the amount produced ($11,799) by applying the federal income tax statutory rate of 35% to financial accounting income before income taxes ($33,712), primarily due to amortization of deferred investment credit ($1,323).

Federal income tax returns through 1993 have been examined and substantially settled through 1991.

At December 31, the deferred tax liabilities, net consisted of the following:

(Thousands of Dollars)                                  1998         1997

Deferred tax liabilities, net:
  Unamortized investment tax credit...............   $(25,318)    $(27,455)
  Book vs. tax plant basis differences, net.......    202,484      196,780
    Total long-term net deferred tax liabilities..   $177,166     $169,325

                                                Allegheny Generating Company



NOTE D:  REGULATORY ASSETS AND LIABILITIES

The Company's operations are subject to the provisions of SFAS No. 71. Regulatory assets represent probable future revenues associated with deferred costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory liabilities, net of regulatory assets, in thousands of dollars of $18,262 in 1998 and $19,476 in 1997 relate to income taxes.

NOTE E:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:

                                      1998                      1997
                             Carrying       Fair       Carrying        Fair
(Thousands of Dollars)        Amount        Value       Amount         Value

Liabilities:
  Short-term debt........    $ 66,750     $ 66,750
  Long-term debt:
    Debentures...........     150,000      155,658     $150,000       $144,410
    Medium-term notes....                                60,000         60,000


The carrying amount of short-term debt approximates the fair value because of the short maturity of those instruments. The fair value of debentures and medium-term notes was estimated based on actual market prices or market prices of similar issues. The Company has no financial instruments held or issued for trading purposes.

NOTE F:  CAPITALIZATION

The Company systematically reduces capitalization each year as its asset depreciates, resulting in the payment of dividends in excess of current earnings. The SEC has approved the Company's request to pay common dividends out of capital. Common dividends were paid from retained earnings, reducing the account balance to zero, and from other paid-in capital as follows:

(Thousands of Dollars)                  1998           1997         1996

Retained earnings..................   $22,753        $32,268       $30,942
Other paid-in capital..............    34,247          3,432         7,045
  Total............................   $57,000        $35,700       $37,987

                                                Allegheny Generating Company


NOTE G:  LONG-TERM DEBT

The Company had long-term debt outstanding as follows:

                                        12-31-98
                                        Interest            December 31
(Thousands of Dollars)                    Rate           1998         1997

Debentures due:
  September 1, 2003.................     5.625%        $ 50,000     $ 50,000
  September 1, 2023.................     6.875%         100,000      100,000
Medium-term notes due 1998..........                                  60,000
Unamortized debt discount...........                     (1,171)      (1,265)
    Total...........................                    148,829      208,735
Less current maturities.............                                  60,000
    Total...........................                   $148,829     $148,735


Maturities for long-term debt for the next five years are $50,000 in 2003.

NOTE H:  SHORT-TERM DEBT

To provide interim financing and support for outstanding commercial paper, the Allegheny Energy companies have established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $100 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs to the Company, to the extent that Allegheny Energy and the Company's Parents have funds available. At December 31, 1998, the Company had borrowings from the Allegheny Energy money pool of $66.8 million which were funded by The Potomac Edison Company. Short-term debt outstanding for 1998 consisted of:

(Thousands of Dollars)             1998

Balance and interest rate at end of year:
  Money pool..............................                   $66,750-4.80%
Average amount outstanding and interest rate during
  the year:
    Commercial paper..................................         1,725-5.46%
    Notes payable to banks............................           406-5.63%
    Money pool........................................        43,415-5.23%

                               S-1
                           SCHEDULE II

         ALLEGHENY ENERGY, INC. AND SUBSIDIARY COMPANIES


                Valuation and Qualifying Accounts
        For Years Ended December 31, 1998, 1997, and 1996



                             Column A         Column B         Column C         Column D        Column E

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

Allowance for
uncollectible accounts:

Year Ended 12/31/98         $17,191,310      $15,371,602    $4,953,941      $17,956,716        $19,560,137

Year Ended 12/31/97         $15,052,494      $16,306,082    $3,869,153      $18,036,419        $17,191,310

Year Ended 12/31/96         $13,046,900      $12,970,000    $3,243,945      $14,208,351        $15,052,494



(A)  Recoveries.
(B)  Uncollectible accounts charged off.

                               S-2
                           SCHEDULE II

                    MONONGAHELA POWER COMPANY

                Valuation and Qualifying Accounts
        For Years Ended December 31, 1998, 1997, and 1996



                             Column A         Column B         Column C         Column D        Column E

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

Allowance for
uncollectible accounts:

Year Ended 12/31/98         $ 2,176,006      $ 3,951,000    $ 1,383,021     $ 4,994,278        $ 2,515,749

Year Ended 12/31/97         $ 1,949,219      $ 3,699,997    $ 1,005,246     $ 4.478,456        $ 2,176,006

Year Ended 12/31/96         $ 2,266,808      $ 1,970,000    $   666,816     $ 2,954,405        $ 1,949.219


(A)  Recoveries.
(B)  Uncollectible accounts charged off.

                               S-3
                           SCHEDULE II

                     POTOMAC EDISON COMPANY

                Valuation and Qualifying Accounts
        For Years Ended December 31, 1998, 1997, and 1996



                             Column A         Column B         Column C         Column D        Column E

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


Allowance for
uncollectible accounts:

Year Ended 12/31/98         $ 1,683,485      $ 3,731,000    $ 1,456,097     $ 4,667,910        $ 2,202,672

Year Ended 12/31/97         $ 1,579,503      $ 3,700,000    $ 1,312,074     $ 4,908,092        $ 1,683,485

Year Ended 12/31/96         $ 1,344,077      $ 2,514,000    $   957,372     $ 3,235,946        $ 1,579,503



(A)  Recoveries.
(B)  Uncollectible accounts charged off.

                               S-4
                           SCHEDULE II

        WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                Valuation and Qualifying Accounts
        For Years Ended December 31, 1998, 1997, and 1996



                             Column A         Column B         Column C         Column D        Column E

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


Allowance for
uncollectible accounts:

Year Ended 12/31/98         $13,325,739      $ 7,613,934    $ 2,114,823     $ 8,294,528        $14,759,968

Year Ended 12/31/97         $11,523,772      $ 8,900,005    $ 1,551,833     $ 8,649,871        $13,325,739

Year Ended 12/31/96         $ 9,436,015      $ 8,486,000    $ 1,619,757      $ 8,018,000       $11,523,772



(A)  Recoveries.
(B)  Uncollectible accounts charged off.

Supplementary Data
Quarterly Financial Data (Unaudited)
(Dollar Amounts in Thousands Except for Per Share Data)
                  Electric
                  Operating    Operating     Net        Earnings
                  Revenues      Income      Income*     Per Share*
Quarter ended

AE
March 1998        $645 472     $124,707    $ 78 237     $ .64
June 1998          627 650      100 065      53 891       .44
September 1998     726 607      128 604      82 736       .68
December 1998      576 707       86 131      48 144       .39

March 1997         614 980      124 094      77 591       .64
June 1997          542 750       95 473      51 683       .42
September 1997     595 125      110 635      74 808       .61
December 1997      616 636      122 035      77 214       .63

Monongahela
March 1998         158 272       27 358      19 427
June 1998          153 774       24 087      16 611
September 1998     177 364       31 887      25 244
December 1998      155 712       28 154      21 143

March 1997         162 803       30 480      22 556
June 1997          144 078       23 701      16 174
September 1997     158 240       28 493      23 457
December 1997      163 190       26 701      18 342

Potomac Edison
March 1998         191 698       37 622      27 922
June 1998          177 519       30 036      20 504
September 1998     190 533       36 680      27 299
December 1998      177 744       34 458      25 757

March 1997         192 228       37 062      27 723
June 1997          164 867       26 894      18 376
September 1997     175 464       30 388      25 296
December 1997      176 222       34 428      24 360

West Penn
March 1998         280 703       52 619      39 001
June 1998          263 023       40 627      26 308
September 1998     288 272       56 248      42 835
December 1998      246 729       17 038       4 476

March 1997         282 530       47 271      36 901
June 1997          252 731       35 661      21 963
September 1997     266 746       43 865      34 333
December 1997      280 155       55 850      41 468

AGC
March 1998          18 604        9 450       5 937
June 1998           19 126        9 258       5 961
September 1998      18 303        9 297       5 625
December 1998       17 783        8 649       5 230

March 1997          20 216       10 328       6 368
June 1997           20 408       10 311       6 395
September 1997      19 664       10 230      15 396
December 1997       16 170        7 664       4 109

  *For AE and West Penn - 1998 results exclude the effect of extraordinary charges in June 1998 ($265,446, net of taxes, or $2.17 per share) and December 1998 ($9,980, net of taxes, or $.08 per share).

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and the Shareholders of Allegheny Energy, Inc.


         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allegheny Energy, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 4, 1999

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Monongahela Power Company


        In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monongahela Power Company (a subsidiary of Allegheny Energy, Inc.) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 4, 1999

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
The Potomac Edison Company


        In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Potomac Edison Company (a subsidiary of Allegheny Energy, Inc.) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 4, 1999

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
West Penn Power Company


         In   our  opinion,  the  consolidated  financial  statements
listed in the accompanying index present fairly, in all material respects, the financial position of West Penn Power Company (a subsidiary  of  Allegheny  Energy,  Inc.  and  its  subsidiaries)  at
December  31,  1998  and   1997,  and  the  results of their operations
and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion
on  these financial statements  based  on  our audits.   We conducted
our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial
statements  are  free of material misstatement.   An  audit  includes
examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and
evaluating   the   overall  financial  statement  presentation.    We
believe   that  our  audits  provide  a  reasonable  basis  for   the
opinion expressed above.





PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 4, 1999

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Allegheny Generating Company


        In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allegheny Generating Company (a subsidiary of Allegheny Energy, Inc.) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 4, 1999

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

   For AE and its subsidiaries, none.

                          PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

   AE, Monongahela, Potomac Edison, West Penn, and AGC. Reference is made to the Executive Officers of the Registrants in Part I of this report. The names, ages as of December 31, 1998, and the business experience during the past five years of the directors of the System companies are set forth below:

                Business Experience during     Director since date shown of
    Name           the Past Five Years        Age   AE   MP   PE   WP  AGC

Eleanor Baum         See below  (a)           58   1988 1988 1988 1988
William L. Bennett   See below  (b)           49   1991 1991 1991 1991
Thomas K. Henderson  Company employee (1)     58                       1996
Wendell F. Holland   See below  (c)           46   1994 1994 1994 1994
Kenneth M. Jones     Company employee (1)     61                       1991
Phillip E. Lint      See below  (d)           69   1989 1989 1989 1989
Frank A. Metz, Jr.   See below  (e)           64   1984 1984 1984 1984
Michael P. Morrell   Company employee (1)     50        1996 1996 1996 1996
Alan J. Noia         Company employee (1)     51   1994 1994 1987 1994 1994
Jay S. Pifer         Company employee (1)     61        1995 1995 1992
Steven H. Rice       See below  (f)           55   1986 1986 1986 1986
Gunnar E. Sarsten    See below  (g)           61   1992 1992 1992 1992
Peter J. Skrgic      Company employee (1)     57        1990 1990 1990 1989


(1) See Executive Officers of the Registrants in Part I of this report for further details.

      (a) Eleanor Baum.  Dean of The Albert Nerken School  of
          Engineering   of   The  Cooper   Union   for   the
          Advancement  of  Science  and  Art.   Director  of
          Avnet, Inc. and United States Trust Company, Chair of the Engineering Workforce Commission, a fellow of the Institute of Electrical and Electronic Engineers, Chairman of Board of Governors, New York Academy of Sciences. Formerly, President of Accreditation Board for Engineering and Technology and President, American Society of Engineering Education.

      (b) William L. Bennett. Vice-Chairman and Director of HealthPlan Services Corporation, and Director of Sylvan, Inc. Formerly, Chairman, Director and Chief Executive Officer of Noel Group, Inc. and Director of Belding Heminway Company, Inc.

      (c) Wendell   F.  Holland.   Vice  President,  American
          International Water Services Company and Director of Bryn Mawr Trust Company. Formerly, Of Counsel, Law Firm of Reed, Smith, Shaw & McClay, Partner,
          Law Firm of LeBoeuf, Lamb, Greene & MacRae, and Commissioner of the Pennsylvania Public Utility Commission.

      (d) Phillip  E.  Lint.   Retired.   Formerly,  Partner,
          Price Waterhouse.

      (e) Frank A. Metz, Jr. Retired. Director of Norrell Corporation and Solutia, Inc. Formerly, Senior Vice President, Finance and Planning, and Director of International Business Machines Corporation and Director of Monsanto Company.

      (f) Steven H. Rice. President, LaJolla Bank, FSB, Northeast Region and Director, LaJolla Bank, FSB.
          Formerly,   Chief  Executive  Officer   and   Vice
          Chairman of the Board of Stamford Federal Savings Bank, bank consultant, President and Director of The Seamen's Bank for Savings, and Director of Royal Group, Inc.

      (g) Gunnar E. Sarsten. Chairman and Chief Executive Officer of MK International. Formerly, President and Chief Operating Officer of Morrison Knudsen Corporation, President and Chief Executive Officer of United Engineers & Constructors International, Inc. (now Raytheon Engineers & Constructors), and Deputy Chairman of the Third District Federal Reserve Bank in Philadelphia.



ITEM 11.   EXECUTIVE COMPENSATION

         During 1998, and for 1997 and 1996, the annual compensation paid by AE, Monongahela, Potomac Edison, West Penn and AGC directly or indirectly for services in all capacities to such companies to their Chief Executive Officer and each of the four most highly paid executive officers of the System whose cash compensation exceeded $100,000 was as follows:


                 Summary Compensation Tables (a)
    AE(b), Monongahela(c), Potomac Edison(c), West Penn(c) and AGC(c)
                       Annual Compensation

                                                                        All
Name                                                                    Other
and                                                       Long-Term     Compen-
Principal                                 Annual          Performance   sation
Position(d)               Year  Salary($) Incentive($)(e) Plan($)(f)    ($)(g)

Alan J. Noia,             1998  525,000   180,500         286,655      184,788
Chief Executive Officer   1997  460,000   253,000         250,657      124,495
                          1996  360,000   253,750         131,071       92,769

Peter J. Skrgic,          1998  280,008   123,000         204,753       50,757
Senior Vice President     1997  265,000   155,400         150,394       91,409
Supply                    1996  245,000   176,300          96,119       24,830

Michael P. Morrell (h)    1998  255,000   117,000         114,870       28,599
Senior Vice President &   1997  240,000    95,200            (h)        26,068
Chief Financial Officer   1996  183,336    72,500            (h)          (h)

Jay S. Pifer,             1998  250,008    66,500         131,042       41,542
Senior Vice President     1997  240,000    95,200         150,394       67,810
Delivery                  1996  230,000   112,000          87,381       30,949

Richard J. Gagliardi      1998  200,016    60,400         114,662       25,345
Vice President            1997  190,000    75,600         100,263       25,340
Administration            1996  175,000   100,800          52,429       17,898



     (a) The individuals appearing in this chart perform policy-making functions for each of the Registrants. The compensation shown is for all services in all capacities to AE and its subsidiaries. All salaries and bonuses of these executives are paid by APSC.

     (b)  AE has no paid employees.

     (c) Monongahela, Potomac Edison, West Penn, and AGC have no paid employees.

     (d) See Executive Officers of the Registrants for all positions held.

     (e) Incentive awards are based upon performance in the year in which the figure appears but are paid in the following year. The incentive award plan will be continued for 1999.

     (f) In 1994, the Board of Directors of the Company implemented a Performance Share Plan (the "Plan")
          for   senior  officers  of  the  Company  and  its
          subsidiaries   which   was   approved    by    the
          shareholders of AE at the annual meeting in May 1994. The first Plan cycle began on January 1,
          1994  and  ended on December 31, 1996.   A  second
          cycle began on January 1, 1995 and ended on December 31, 1997. The figure shown for 1996 represents the dollar value paid in 1997 to each of  the  named executive officers who participated
          in  Cycle I.  The figure shown for 1997 represents
          the dollar value paid in 1998 to each of the named executive officers who participated in Cycle II.
          A  third cycle began on January 1, 1996 and  ended
          on December 31, 1998. The figure shown for 1998 represents the dollar value paid in 1999 to each of  the named executives who participated in Cycle
          III. A fourth cycle began on January 1, 1997 and will end on December 31, 1999. In 1998, the Board of  Directors  of AE implemented a  new  Long-Term
          Incentive   Plan,  which  was  approved   by   the
          shareholders of AE at the AE annual meeting in May 1998. A fifth cycle (the first three-year performance period of this Plan) began on January 1, 1998 and will end on December 31, 2000. After completion of  each cycle, AE stock, stock options (for Cycle
          V),  cash,  or  a  combination  may  be  paid   if
          performance criteria have been met.

     (g) The figures in this column include the present value of the executives' cash value at retirement attributable to the current year's premium payment for both the Executive Life Insurance and Secured Benefit Plans (based upon the premium, future valued to retirement, using the policy internal rate of return minus the corporation's premium payment), as well as the premium paid for the basic group life insurance program plan and the contribution for the Employee Stock Ownership and Savings Plan (ESOSP) established as a non-contributory stock ownership plan for all eligible employees effective January 1, 1976, and amended in 1984 to include a savings program.

          Effective January 1, 1992, the basic group life insurance provided employees was reduced from two times salary during employment, which reduced to one times salary after five years in retirement, to a new plan which provides one times salary until retirement and $25,000 thereafter. Some executive officers and other senior managers remain under the prior plan. In order to pay for this insurance for these executives, during 1992 insurance was purchased on the lives of each of them, except Mr. Morrell, who is not covered by this plan. Effective January 1, 1993, Allegheny started to provide funds to pay for the future benefits due under  the supplemental  retirement
          plan (Secured Benefit Plan). To do this, Allegheny purchased, during 1993, life insurance on the lives of the covered executives. The premium costs of both policies plus a factor for the use of the money are returned to Allegheny at the earlier of (a) death of the insured or (b) the later of age 65 or 10 years from the date of the policy's inception. Under the ESOSP for 1998, all eligible employees may elect to have from 2% to 10% of their compensation contributed to the Plan as pre-tax contributions and an additional 1% to 6% as post-tax contributions. Employees direct the investment of these contributions into one or more of nine available funds. Fifty percent of the pre-tax contributions up to 6% of compensation are matched with common stock of AE. Effective January 1 1997, the maximum amount of any employee's compensation that may be used in these computations is $160,000. Employees' interests in the ESOSP vest immediately. Their pre-tax contributions may be withdrawn only upon meeting certain financial hardship requirements or upon termination of employment. For 1998, the figure shown includes amounts representing (a) the aggregate of life insurance premiums and dollar value of the benefit to the executive officer of the remainder of the premium paid on the Group Life Insurance program and the Executive Life Insurance and Secured Benefit Plans, and (b) ESOSP contributions, respectively, as follows: Mr. Noia $179,988 and $4,800; Mr. Skrgic $45,957 and
          $4,800; Mr. Morrell $25,399 and $3,200; Mr.  Pifer
          $36,742 and $4,800; and Mr. Gagliardi $20,545  and
          $4,800.

     (h) Michael P. Morrell joined Allegheny on May 1, 1996, and did not receive a payment from the Long-Term Performance Plan for the first or second Plan cycles. His Cycle III payout is prorated for the period May 1, 1996 - December 31, 1998.


         ALLEGHENY ENERGY, INC. LONG-TERM INCENTIVE PLAN
          SHARES AWARDED IN LAST FISCAL YEAR (CYCLE V)


Estimated Future Payout


                            Number of   Performance     Threshold    Target      Maximum
                              Shares   Period Until     Number of   Number of   Number of
Name                                      Payout         Shares      Shares      Shares


Alan J. Noia
Chief Executive Officer       8,077     1998-2000        4,846        8,077       16,154

Peter J. Skrgic
Senior Vice President         4,308     1998-2000        2,585        4,308        8,615

Michael P. Morrell
Senior Vice President         3,077     1998-2000        1,846        3,077        6,154

Jay S. Pifer
Senior Vice President         2,923     1998-2000        1,754        2,923        5,846

Richard J. Gagliardi
Vice President                2,462     1998-2000        1,477        2,462        4,923


       The  named  executives were awarded the  above  number  of performance shares for the 1998-2000 period. Such number of shares are only targets. As described below, no payouts will be made unless certain criteria are met. Each executive's 1998-2000 target long-term incentive opportunity was converted into performance shares equal to an equivalent number of shares of AE common stock based on the price of such stock on December 31,
1997. At the end of this three-year performance period, the performance shares attributed to the calculated award will be valued based on the price of AE common stock on December 31, 2000 and will reflect dividends that would have been paid on such stock during the performance period as if they were reinvested on the date paid. If an executive retires, dies or otherwise leaves the employment of Allegheny prior to the end of the three-year period, the executive may still receive an award based on the number of months worked during the period. The final value of an executive's account, if any, will be paid to the executive in early 2001.

       The actual payout of an executive's award may range from 0 to 200% of the target amount, before dividend reinvestment. The Management Review of Director Affairs Committee of the Board and Directors may decide to convert the value of such performance shares to stock options at that time or deliver cash or shares of common stock. The payout is based upon stockholder performance versus the peer group. The stockholder rating is then compared to a pre-established percentile ranking chart to determine the payout percentage of target. A ranking below 30% results in a 0% payout. The minimum payout begins at the 30% ranking, which results in a payout of 60% of target, ranging up to a payout of 200% if there is a 90% or higher ranking.

                         Retirement Plan


     The Company maintains a Retirement Plan covering substantially all employees. The Retirement Plan is a noncontributory, trusteed pension plan designed to meet the requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended (the Code). Each covered employee is eligible for retirement at normal retirement date (age 65), with early retirement permitted. In addition, executive officers and other senior managers participate in a supplemental executive retirement plan (Secured Benefit Plan).

     Pursuant to the Secured Benefit Plan, senior executives of Allegheny companies who retire at age 60 or over with 40 or more years of service are entitled to a supplemental retirement benefit in an amount that, together with the benefits under the basic plan and from other employment, will equal 60% of the executive's highest average monthly earnings for any 36 consecutive months. The earnings include 50% of the actual annual incentive award paid beginning February 1, 1996 and 100% beginning February 1, 1999. The supplemental benefit is reduced for less than 40 years service and for retirement age from 60 to 55. It is included in the amounts shown where applicable. To provide funds to pay such benefits, beginning January 1, 1993, the Company purchased insurance on the lives of the participants in the Secured Benefit Plan. If the assumptions made as to mortality experience, policy dividends, and other factors are realized, the Company will recover all premium payments, plus a factor for the use of the Company's money. The portion of the premiums for this insurance required to be deemed "compensation" by the Securities and Exchange Commission is included in the "All Other Compensation" column on page 56 of this Form 10-K. All exectuive officers are participants in the Secured Benefit Plan. It also provides for use of Average Compensation in excess of Code maximums.

     The following table shows estimated maximum annual benefits payable following retirement (assuming payments on a normal life annuity basis and not including any survivor benefit) to an employee in specified remuneration and years of credited service classifications. These amounts are based on an estimated Average Compensation (defined as average total earnings during the highest-paid 36 consecutive calendar months or, if smaller, the member's highest rate of pay as of any July 1st), retirement at age 65 and without consideration of any effect of various options which may be elected prior to retirement. The benefits listed in the Pension Plan Table are not subject to any deduction for Social Security or any other offset amounts.


                            PENSION PLAN TABLE


                                              Years of Credited Service
Average Compensation(a)  15 Years  20 Years   25 Years   30 Years    35 Years   40 Years

$  200,000               $ 60,000  $ 80,000   $100,000   $110,000    $115,000   $120,000
   250,000                 75,000   100,000    125,000    137,500     143,750    150,000
   300,000                 90,000   120,000    150,000    165,000     172,500    180,000
   350,000                105,000   140,000    175,000    192,500     201,250    210,000
   400,000                120,000   160,000    200,000    220,000     230,000    240,000
   450,000                135,000   180,000    225,000    247.500     258,750    270,000
   500,000                150,000   200,000    250,000    275,000     287,500    300,000
   550,000                165,000   220,000    275,000    302,500     316,250    330,000
   600,000                180,000   240,000    300,000    330,000     345,000    360,000
   650,000                195,000   260,000    325,000    357,500     373,750    390,000
   700,000                210,000   280,000    350,000    385,000     402,500    420,000
   750,000                225,000   300,000    375,000    412,500     431,250    450,000
   800,000                240,000   320,000    400,000    440,000     460,000    480,000


(a) The earnings of Messrs. Noia, Skrgic, Pifer, Morrell and Gagliardi covered by the plan correspond substantially to such amounts shown for them in the summary compensation table. As of December 31, 1998, they had accrued 29, 34, 34, 2-1/2 and 20 years of credited service, respectively, under the Retirement Plan. Pursuant to an agreement with Mr. Morrell, at the end of ten years of employment with the Company, Mr. Morrell will be credited with an additional eight years of service.



                        Change In Control Contracts

      AE has entered into Change in Control contracts with the named and certain other Allegheny executive officers (Agreements). Each Agreement sets forth (i) the severance benefits that will be provided to the employee in the event the employee is terminated subsequent to a Change in Control of AE (as defined in the Agreements), and (ii) the employee's obligation to continue his or her employment after the occurrence of certain circumstances that could lead to a Change in Control. The Agreements provide generally that if there is a Change in Control, unless employment is terminated by AE for Cause, Disability or Retirement or by the employee for Good Reason (each as defined in the Agreements), severance benefits payable to the employee will consist of a cash payment equal to 2.99 times the employee's base annual salary and target short-term incentive together with AE maintaining existing benefits for the employee and the employee's dependents for a period of three years. Each Agreement expires on December 31, 2001, but is automatically extended for one year periods thereafter unless either AE or the employee gives notice otherwise. Notwithstanding the delivery of such notice, the Agreements will continue in effect for thirty-six months after a Change in Control.

                         Compensation of Directors

      In 1998, AE directors who were not officers or employees of System companies received for all services to System companies (a) $16,000 in retainer fees, (b) $800 for each committee meeting attended, except Executive Committee meetings, for which fees are $200, (c) $250 for each Board meeting of each company attended, and (d)
200 shares of AE common stock pursuant to the Restricted Stock Plan for Outside Directors. Under an unfunded deferred compensation plan, a director may elect to defer receipt of all or part of his or her director's fees for succeeding calendar years to be payable with accumulated interest when the director ceases to be such, in equal annual installments, or, upon authorization by the Board of Directors, in a lump sum. In addition to the fees mentioned above, the Chairperson of each of the Audit, Finance, Management Review and Director Affairs, New Business, and Strategic
Affairs Committees receives a further fee of $4,000 per year.

      In addition, a Deferred Stock Unit Plan for Outside Directors provides for a lump sum payment (payable at the director's election in one or more installments, including interest thereon equivalent to the dividend yield) to directors calculated by reference to AE's common stock. Directors who serve at least five years on the Board and leave at or after age 65, or upon death or disability, or as otherwise directed by the Board will receive such payments. Each year, AE credits each Outside Director's account with 275 deferred stock units.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The table below shows the number of shares of AE common stock that are beneficially owned, directly or indirectly, by each director and named executive officer of AE,
Monongahela, Potomac Edison, West Penn, and AGC and by all directors and executive officers of each such company as a group as of December 31, 1998. To the best of the knowledge of AE, there is no person who is a beneficial owner of more than 5% of the voting securities of AE other than the one shareholder shown in the chart below.

                         Executive       Shares of
                         Officer or          APS          Percent
Name                     Director of     Common Stock     of Class

Eleanor Baum           AE,MP,PE,WP          2,800*    .02% or less
William L. Bennett     AE,MP,PE,WP          3,570*          "
Richard J. Gagliardi   AE                  10,541           "
Thomas K. Henderson    AE,MP,PE,WP,AGC      5,761           "
Wendell F. Holland     AE,MP,PE,WP          1,057*          "
Kenneth M. Jones       AE,AGC              11,541           "
Phillip E. Lint        AE,MP,PE,WP          1,517*          "
Frank A. Metz, Jr.     AE,MP,PE,WP          3,355*          "
Michael P. Morrell     AE,MP,PE,WP,AGC        252           "
Alan J. Noia           AE,MP,PE,WP,AGC     27,947             "
Jay S. Pifer           AE,MP,PE,WP         14,547           "
Steven H. Rice         AE,MP,PE,WP          3,640*          "
Gunnar E. Sarsten      AE,MP,PE,WP          6,800*          "
Peter J. Skrgic        AE,MP,PE,WP,AGC     16,101           "

Sanford C. Bernstein & Co., Inc.         7,948,382      6.49%
767 Fifth Avenue
New York, NY 10153

All directors and executive officers
of AE as a group (18 persons)              122,459     Less than .10%

All directors and executive officers
of MP as a group (18 persons)              115,334         "

All directors and executive officers
of PE as a group (18 persons)              115,334         "

All directors and executive officers
of WP as a group (19 persons)              121,352         .10%

All directors and executive officers
of AGC as a group (8 persons)               74,378         .06%



*Excludes the outside directors' accounts in the Deferred Stock Unit
 Plan which, at March 1, 1999, were valued at the number of shares shown: Baum 3,463; Bennett 1,720; Holland 1,578; Lint 5,084; Metz 3,732; Rice 2,270; and Sarsten 3,159.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                          PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K


(a)(1)(2) The financial statements and financial statement schedules filed as part of this Report are set forth under ITEM 8. and reference is made to the index on page 48.

(b) No companies filed reports on Form 8-K during the quarter ended December 31, 1998.

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

                              ALLEGHENY ENERGY, INC.


                              By:  /s/ Alan J. Noia
                                  (Alan J. Noia) Chairman,
President
                                   and Chief Executive Officer
Date:  March 4, 1999



        Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                  Title                           Date

  (i) Principal Executive Officer:

      /s/ Alan J. Noia                   Chairman, President, Chief
      (Alan J. Noia                      Executive Officer and Director  3/4/99

 (ii) Principal Financial Officer:

      /s/ Michael P. Morrell             Senior Vice President,
      (Michael P. Morrell)               Finance                         3/4/99

(iii) Principal Accounting Officer:

      /s/ Thomas J.                      Vice President and
      (Thomas J. Kloc)                   Controller                      3/4/99



 (iv) A Majority of the Directors:

      *Eleanor Baum             *Frank A. Metz, Jr.
      *William L. Bennett       *Alan J. Noia
      *Wendell F. Holland       *Steven H. Rice
      *Phillip E. Lint          *Gunnar E. Sarsten

*By:  /s/ Thomas K. Henderson                                            3/4/99
      (Thomas K. Henderson)


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

                                MONONGAHELA POWER COMPANY

                                By:  /s/ Jay S. Pifer
                                     (Jay S. Pifer) President
                                     and Director
Date:  March 4, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


              Signature                  Title                           Date


  (i) Principal Executive Officer

      /s/ Alan J. Noia                   Chairman of the Board, Chief
      (Alan J. Noia)                     Executive Officer and Director  3/4/99

 (ii) Principal Financial Officer:

      /s/ Michael P. Morrell
      (Michael P. Morrell)               Vice President, Finance         3/4/99

(iii) Principal Accounting Officer:

      /s/ Thomas J. Kloc
      (Thomas J. Kloc)                   Controller                      3/4/99

 (iv) A Majority of the Directors:

      *Eleanor Baum             *Alan J. Noia
      *William L. Bennett       *Jay S. Pifer
      *Wendell F. Holland       *Steven H. Rice
      *Phillip E. Lint          *Gunnar E. Sarsten
      *Frank A. Metz, Jr.       *Peter J. Skrgic
      *Michael P. Morrell

*By:  /s/ Thomas K. Henderson
      (Thomas K. Henderson)                                              3/4/99


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

                                THE POTOMAC EDISON COMPANY

                                By:  /s/ Jay S. Pifer
                                     (Jay S. Pifer) President
                                     and Director
Date:  March 4, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.



              Signature                  Title                           Date


  (i) Principal Executive Officer

      /s/ Alan J. Noia                   Chairman of the Board, Chief
      (Alan J. Noia)                     Executive Officer and Director  3/4/99

 (ii) Principal Financial Officer:

      /s/ Michael P. Morrell
      (Michael P. Morrell)               Vice President, Finance         3/4/99

(iii) Principal Accounting Officer:

      /s/ Thomas J. Kloc
      (Thomas J. Kloc)                   Controller                      3/4/99

 (iv) A Majority of the Directors:

      *Eleanor Baum             *Alan J. Noia
      *William L. Bennett       *Jay S. Pifer
      *Wendell F. Holland       *Steven H. Rice
      *Phillip E. Lint          *Gunnar E. Sarsten
      *Frank A. Metz, Jr.       *Peter J. Skrgic
      *Michael P. Morrell

*By:  /s/ Thomas K. Henderson
      (Thomas K. Henderson)                                              3/4/99


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

                                WEST PENN POWER COMPANY

                                By:  /s/ Jay S. Pifer
                                     (Jay S. Pifer) President
                                     and Director
Date:  March 4, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.



      Signature                          Title                           Date


  (i) Principal Executive Officer

      /s/ Alan J. Noia                   Chairman of the Board, Chief
      (Alan J. Noia)                     Executive Officer and Director  3/4/99

 (ii) Principal Financial Officer:

      /s/ Michael P. Morrell
      (Michael P. Morrell)               Vice President, Finance         3/4/99

(iii) Principal Accounting Officer:

      /s/ Thomas J. Kloc
      (Thomas J. Kloc)                   Controller                      3/4/99

 (iv) A Majority of the Directors:

      *Eleanor Baum             *Alan J. Noia
      *William L. Bennett       *Jay S. Pifer
      *Wendell F. Holland       *Steven H. Rice
      *Phillip E. Lint          *Gunnar E. Sarsten
      *Frank A. Metz, Jr.       *Peter J. Skrgic
      *Michael P. Morrell

*By:  /s/ Thomas K. Henderson
      (Thomas K. Henderson)                                              3/4/99


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

                                ALLEGHENY GENERATING COMPANY

                                By:  /s/ Alan J. Noia
                                     (Alan J. Noia)
                                     Chief Executive Officer
Date:  March 4, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.



      Signature                          Title                           Date



  (i) Principal Executive Officer

      /s/ Alan J. Noia                  Chairman of the Board, Chief
      (Alan J. Noia)                    Executive Officer and President  3/4/99

 (ii) Principal Financial Officer:

      /s/ Michael P. Morrell
      (Michael P. Morrell)              Vice President, Finance          3/4/99

(iii) Principal Accounting Officer:

      /s/ Thomas J. Kloc
      (Thomas J. Kloc)                  Controller                       3/4/99

 (iv) A Majority of the Directors:

      *Thomas K. Henderson
      *Thomas J. Kloc
      *Michael P. Morrell
      *Alan J. Noia
      *Peter J. Skrgic

*By:  /s/ Thomas K. Henderson
      (Thomas K. Henderson)                                              3/4/99



               CONSENT OF INDEPENDENT ACCOUNTANTS




  We  hereby consent to the incorporation by reference in
  the  Prospectus  constituting part of  Allegheny  Power
  System Inc.'s (now Allegheny Energy, Inc.) Registration
  Statements  on  Form S-3 (Nos. 33-36716  and  33-57027)
  relating   to  the  Dividend  Reinvestment  and   Stock
  Purchase  Plan  of  Allegheny  Energy,  Inc.;  in   the
  Prospectus constituting part of Allegheny Power System,
  Inc.'s   (now   Allegheny  Energy,  Inc.)  Registration
  Statement  on Form S-3 (No. 33-49791) relating  to  the
  common  stock  shelf registration;  in  the  Prospectus
  constituting   part  of  Monongahela  Power   Company's
  Registration Statements on Form S-3 (Nos. 333-31493, 33-
  51301,   33-56262  and  33-59131);  in  the  Prospectus
  constituting  part  of  The  Potomac  Edison  Company's
  Registration Statements on Form S-3 (Nos. 333-33413, 33-
  51305 and 33-59493); and in the Prospectus constituting
  part   of   West   Penn  Power  Company's  Registration
  Statements  on Form S-3 (Nos. 333-34511, 33-51303,  33-
  56997, 33-52862, 33-56260 and 33-59133); of our reports
  dated February 4, 1999 included in ITEM 8 of this  Form
  10-K.   We  also consent to the references to us  under
  the heading "Experts" in such Prospectuses.



  PricewaterhouseCoopers, LLP

  Pittsburgh, Pennsylvania
  March 29, 1999

                        POWER OF ATTORNEY


             KNOW  ALL  MEN  BY THESE PRESENTS  THAT  the
  undersigned  directors  of Allegheny  Energy,  Inc.,  a
  Maryland  corporation, Monongahela  Power  Company,  an
  Ohio   corporation,  The  Potomac  Edison  Company,   a
  Maryland and Virginia corporation, and West Penn  Power
  Company,   a   Pennsylvania  corporation,   do   hereby
  constitute  and appoint THOMAS K. HENDERSON and  EILEEN
  M.  BECK,  and each of them, a true and lawful attorney
  in  his  or her name, place and stead, in any  and  all
  capacities,  to sign his or her name to Annual  Reports
  on Form 10-K for the year ended December 31, 1998 under
  the Securities Exchange Act of 1934, as amended, and to
  any and all amendments, of said Companies, and to cause
  the  same to be filed with the SEC, granting unto  said
  attorneys and each of them full power and authority  to
  do  and  perform any act and thing necessary and proper
  to be done in the premises, as fully and to all intents
  and  purposes as the undersigned could do if personally
  present,  and  the  undersigned  hereby  ratifies   and
  confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.


  Dated:  March 4, 1999


  /s/ Eleanor Baum           /s/ Frank A. Metz,   Jr.
  (Eleanor Baum)             (Frank A. Metz, Jr.)

  /s/ William L. Bennett     /s/ Alan J.   Noia
  (William L. Bennett)       (Alan J. Noia)

  /s/ Wendell F. Holland     /s/ Steven H.   Rice
  (Wendell F. Holland)       (Steven H. Rice)

  /s/ Phillip E. Lint        /s/ Gunnar E.   Sarsten
  (Phillip E. Lint)          (Gunnar E. Sarsten)

                        POWER OF ATTORNEY


             KNOW  ALL  MEN  BY THESE PRESENTS  THAT  the
  undersigned directors of Monongahela Power Company,  an
  Ohio   corporation,  The  Potomac  Edison  Company,   a
  Maryland and Virginia corporation, and West Penn  Power
  Company,   a   Pennsylvania  corporation,   do   hereby
  constitute  and appoint THOMAS K. HENDERSON and  EILEEN
  M.  BECK,  and each of them, a true and lawful attorney
  in   his  name,  place  and  stead,  in  any  and   all
  capacities,  to  sign his or her  name  to  the  Annual
  Report  on  Form 10-K for the year ended  December  31,
  1998  under  the Securities Exchange Act  of  1934,  as
  amended,  and  to  any  and  all  amendments,  of  said
  Company,  and  to cause the same to be filed  with  the
  SEC, granting unto said attorneys and each of them full
  power and authority to do and perform any act and thing
  necessary  and  proper to be done in the  premises,  as
  fully   and  to  all  intents  and  purposes   as   the
  undersigned could do if personally present, and the undersigned hereby ratify and confirm all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.


  Dated:  March 4, 1999


                         /s/ Michael P. Morrell
                         (Michael P. Morrell)

                         /s/ Jay S. Pifer
                         (Jay S. Pifer)

                         /s/ Peter J. Skrgic
                         (Peter J. Skrgic)

                        POWER OF ATTORNEY



             KNOW  ALL  MEN  BY THESE PRESENTS  THAT  the
  undersigned directors of Allegheny Generating  Company,
  a   Virginia  corporation,  do  hereby  constitute  and
  appoint THOMAS K. HENDERSON and EILEEN M. BECK, and each of them, a true and lawful attorney in his name, place and stead, in any and all capacities, to sign his or her name to the Annual Report on Form 10-K for the year ended December 31, 1998 under the Securities
  Exchange Act of 1934, as amended, and to any and all amendments, of said Company, and to cause the same to be filed with the SEC, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratify and confirm all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.


  Dated:  March 4, 1999


                         /s/ Thomas K. Henderson
                         (Thomas K. Henderson)

                         /s/ Thomas J. Kloc
                         (Thomas J. Kloc)

                         /s/ Michael P. Morrell
                         (Michael P. Morrell)

                         /s/ Alan J. Noia
                         (Alan J. Noia)

                         /s/ Peter J. Skrgic
                         (Peter J. Skrgic)

                         EXHIBIT INDEX
                         (Rule 601(a))

Allegheny Energy, Inc.
                                             Incorporation
        Documents                            by Reference

3.1  Charter of the Company,            Form 10-K of the Company
     as amended, September 16, 1997     (1-267), December 31, 1997,
                                        exh. 3.1


3.2  By-laws of the Company,            Form 10-Q of the Company
     as amended May 14, 1998            (1-267), June 30, 1998,
                                        exh. 3.2

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

10.3 Allegheny Power System Incentive   Form 10-K of the Company
     Compensation Plan                  (1-267), December 31, 1996
                                        exh. 10.3

10.4 Allegheny Power System             Form 10-K of the Company
       Supplemental Executive           (1-267), December 31, 1996
       Retirement Plan                  exh. 10.4

10.5 Executive Life Insurance           Form 10-K of the Company
       Program and Collateral           (1-267), December 31, 1994,
       Assignment Agreement             exh. 10.5

10.6 Secured Benefit Plan               Form 10-K of the Company
       and Collateral Assignment        (1-267), December 31, 1994,
       Agreement                        exh. 10.6

10.7 Restricted Stock Plan
       for Outside Directors


10.8 Deferred Stock Unit Plan           Form 10-K of the Company
       for Outside Directors            (1-267), December 31, 1997,
                                        exh. 10.8

                          E-1 (cont'd.)

                          EXHIBIT INDEX
                          (Rule 601(a))


Allegheny Energy, Inc.
                                             Incorporation
        Documents                            by Reference

10.9 Allegheny Power System             Form 10-K of the Company
     Performance Share Plan             (1-267), December 31, 1994,
                                        exh. 10.9

10.10 Form of Change in Control
      Contract With Certain
      Executive Officers Under
      Age 55


10.11 Form of Change in Control
      Contract With Certain
      Executive Officers Over
      Age 55


10.12 Allegheny Energy, Inc.          Form S-8 of the Company
      1998 Long-Term Incentive Plan   (1-267), October 14, 1998,
                                      exh. 4.1

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

     (a)   Owned directly by Monongahela,
         Potomac Edison, and West Penn.

23   Consent of Independent Accountants   See page 69 herein.

24   Powers of Attorney                   See page 70 herein.

27   Financial Data Schedule

                          EXHIBIT INDEX
                          (Rule 601(a))


Monongahela Power Company
                                             Incorporation
        Documents                            by Reference

3.1  Charter of the Company,                 Form 10-Q of the Company
     as amended                              (1-5164), September 1995,
                                             exh. (a)(3)(i)

3.2  Code of Regulations,                    Form 10-Q of the Company
     as amended                              (1-5164), September 1995,
                                             exh. (a)(3)(ii)

4    Indenture, dated as of                  S 2-5819, exh. 7(f)
     August 1, 1945, and                     S 2-8782, exh. 7(f)(1)
     certain Supplemental                    S 2-8881, exh. 7(b)
     Indentures of the                       S 2-9355, exh. 4(h)(1)
     Company defining rights                 S 2-9979, exh. 4(h)(1)
     of security holders.*                   S 2-10548, exh. 4(b)
                                             S 2-14763, exh. 2(b)(i)
                                             S 2-24404, exh. 2(c);
                                             S 2-26806, exh. 4(d);
                                             Forms 8-K of the Company
                                             (1-268-2) dated November 21,
                                             1991, July 15, 1992,
                                             September 1, 1992, April 29,
                                             1993 and May 23, 1995


* There are omitted the Supplemental Indentures which do no more than subject property to the lien of the above Indentures since they are not considered constituent instruments defining the rights of the holders of the securities. The Company agrees to furnish the Commission on its request with copies of such Supplemental Indentures.

10.1 Form of Change in Control
     Contract With Certain
     Executive Officers Under
     Age 55


10.2 Form of Change in Control
     Contract With Certain
     Executive Officers Over
     Age 55

                          E-2 (cont'd.)

                          EXHIBIT INDEX
                          (Rule 601(a))


Monongahela Power Company
                                             Incorporation
        Documents                            by Reference

12   Computation of ratio of earnings
     to fixed charges

21   Subsidiaries:  Monongahela Power
     Company has a 27% equity ownership
     in Allegheny Generating Company,
     incorporated in Virginia; and a 25%
     equity ownership in Allegheny
     Pittsburgh Coal Company, incorporated
     in Pennsylvania.

23   Consent of Independent Accountants      See page 69 herein.

24   Powers of Attorney                      See pages 70-71 herein.

27   Financial Data Schedule

                          EXHIBIT INDEX
                          (Rule 601(a))


The Potomac Edison Company

                                        Incorporation
           Documents                    by Reference

3.1  Charter of the Company,            Form 10-Q of the Company
     as amended                         (1-3376-2), September 1995,
                                        exh. (a)(3)(i)

3.2  By-laws of the Company,            Form 10-Q of the Company
     as amended                         (1-3376-2), September 1995,
                                        exh. (a)(3)(ii)

4    Indenture, dated as of             S 2-5473, exh. 7(b); Form
     October 1, 1944, and               S-3, 33-51305, exh. 4(d)
     certain Supplemental               Forms 8-K of the Company
     Indentures of the                  (1-3376-2) dated December 11,
     Company defining rights            1991, December 15, 1992,
     of security holders*               February 17, 1993, March 30,
                                        1993, June 22, 1994, May 12,
                                        1995 and May 17, 1995

* There are omitted the Supplemental Indentures which do no more than subject property to the lien of the above Indentures since they are not considered constituent instruments defining the rights of the holders of the securities. The Company agrees to furnish the Commission on its request with copies of such Supplemental Indentures.

10.1 Form of Change in Control
     Contract With Certain
     Executive Officers Under
     Age 55


10.2 Form of Change in Control
     Contract With Certain
     Executive Officers Over
     Age 55


12   Computation of ratio of earnings
     to fixed charges

                          E-3 (cont'd.)

                          EXHIBIT INDEX
                          (Rule 601(a))


The Potomac Edison Company

                                             Incorporation
           Documents                         by Reference
21   Subsidiaries:  The Potomac Edison
     Company has a 28% equity ownership in
     Allegheny Generating Company, incorporated in Virginia and a 25% equity ownership in Allegheny Pittsburgh Coal Company, incorporated in Pennsylvania.

23   Consent of Independent                  See page 69 herein.
     Accountants

24   Powers of Attorney                      See pages 70-71 herein.

27   Financial Data Schedule

                          EXHIBIT INDEX
                          (Rule 601(a))


West Penn Power Company


                                        Incorporation
     Documents                          by Reference

3.1  Charter of the Company,            Form 10-Q of the Company
     as amended                         (1-255-2), September 1995,
                                        exh. (a)(3)(i)

3.2  By-laws of the Company,            Form 10-Q of the Company
     as amended                         (1-255-2), September 1995,
                                        exh. (a)(3)(ii)

4    Indenture, dated as of             S-3, 33-51303, exh. 4(d)
     March 1, 1916, and certain         S 2-1835, exh. B(1), B(6)
     Supplemental Indentures of         S 2-4099, exh. B(6), B(7)
     the Company defining rights        S 2-4322, exh. B(5)
     of security holders.*              S 2-5362, exh. B(2), B(5)
                                        S 2-7422, exh. 7(c), 7(i)
                                        S 2-7840, exh. 7(d), 7(k)
                                        S 2-8782, exh. 7(e) (1)
                                        S 2-9477, exh. 4(c), 4(d)
                                        S 2-10802, exh. 4(b), 4(c)
                                        S 2-13400, exh. 2(c), 2(d)
                                        Form 10-Q of the Company
                                        (1-255-2), June 1980, exh. D
                                        Forms 8-K of the Company
                                        (1-255-2) dated February
                                        1991, December 1991, August
                                        13, 1992, September 15, 1992,
                                        June 9, 1993, August 2,
                                        1994 and May 19, 1995

* There are omitted the Supplemental Indentures which do no more than subject property to the lien of the above Indentures since they are not considered constituent instruments defining the rights of the holders of the securities. The Company agrees to furnish the Commission on its request with copies of such Supplemental Indentures.

10.1 Form of Employment Contract
     with Certain Executive Officers
     Under Age 55

                          E-4 (cont'd.)

                          EXHIBIT INDEX
                          (Rule 601(a))


West Penn Power Company

                                        Incorporation
     Documents                          by Reference

10.2 Form of Employment Contract
     with Certain Executive Officers
     Over Age 55

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

23   Consent of Independent                  See page 69 herein.
     Accountants

24   Powers of Attorney                      See pages 70-71 herein.

27   Financial Data Schedule

                          EXHIBIT INDEX
                          (Rule 601(a))


Allegheny Generating Company
                                                  Incorporation
           Documents                              by Reference

3.1(a)     Charter of the Company,
           as amended*

3.1(b)     Certificate of Amendment to
           Charter, effective July 14, 1989**

3.2     By-laws of the Company, as amended,       Form 10-K of the Company
        effective December 23, 1996.              (0-14688), December 31, 1996

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

10.2    Amendment No. 8, effective date
        January 1, 1999, to the APS Power
        Agreement - Bath County Pumped
        Storage Project.

10.3    Operating Agreement, dated as of
        June 17, 1981, among Virginia
        Electric and Power Company, Allegheny
        Generating Company, Monongahela Power
        Company, West Penn Power Company and
        The Potomac Edison Company.****

10.4    Equity Agreement, dated June 17,
        1981, between and among Allegheny
        Generating Company, Monongahela Power
        Company, West Penn Power Company and
        The Potomac Edison Company.****

                          E-5 (cont'd.)

                          EXHIBIT INDEX
                          (Rule 601(a))


Allegheny Generating Company

                                                 Incorporation
           Documents                             by Reference

10.5    United States of America Before The
        Federal Energy Regulatory Commission,
        Allegheny Generating Company, Docket
        No. ER84-504-000, Settlement Agreement
        effective October 1, 1985.****

12      Computation of ratio of earnings
        to fixed charges

23      Consent of Independent
        Accountants                               See page 69 herein.

24      Powers of Attorney                        See page 72
herein.

27      Financial Data Schedule

__________

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