Form 10-Q
period 1999-03-31
MONONGAHELA POWER CO /OH/
filed 1999-05-17
CIK 67646

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1999


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

   At May 14, 1999, 5,891,000 shares of the Common Stock ($50 par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

                   MONONGAHELA POWER COMPANY

           Form 10-Q for Quarter Ended March 31, 1999



                             Index


                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Statement of Income - Three months ended
    March 31, 1999 and 1998                                   3


  Balance Sheet - March 31, 1999
    and December 31, 1998                                     4


  Statement of Cash Flows - Three months ended
    March 31, 1999 and 1998                                   5


  Notes to Financial Statements                              6-7


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                      8-17



PART II--OTHER INFORMATION                                   18

                      MONONGAHELA POWER COMPANY
                        Statement of Income
                       (Thousands of Dollars)


                                                     Three Months Ended
                                                          March 31
                                                      1999         1998

ELECTRIC OPERATING REVENUES:
    Residential                                   $   57,998   $   52,172
    Commercial                                        32,060       29,965
    Industrial                                        52,743       50,128
    Wholesale and other, including affiliates         24,787       22,945
    Bulk power transactions, net                       3,054        3,062
               Total Operating Revenues              170,642      158,272

OPERATING EXPENSES:
  Operation:
     Fuel                                             37,547       34,837
     Purchased power and exchanges, net               26,526       25,010
     Deferred power costs, net                           283       (6,671)
     Other                                            21,801       21,319
  Maintenance                                         16,407       17,498
  Depreciation                                        15,345       14,760
  Taxes other than income taxes                        9,686       11,522
  Federal and state income taxes                      12,726       12,639
               Total Operating Expenses              140,321      130,914
               Operating Income                       30,321       27,358

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                           124          252
   Other income, net                                   1,253        1,538
               Total Other Income and Deductions       1,377        1,790

               Income Before Interest Charges         31,698       29,148

INTEREST CHARGES:
   Interest on long-term debt                          7,882        8,814
   Other interest                                        772        1,018
   Allowance for borrowed funds used during
      construction                                      (206)        (111)

               Total Interest Charges                  8,448        9,721


NET INCOME                                        $   23,250   $   19,427


See accompanying notes to financial statements.

                                MONONGAHELA POWER COMPANY
                                      Balance Sheet
                                  (Thousands of Dollars)



                                                                 March 31,     December 31,
ASSETS:                                                             1999           1998
   Property, Plant, and Equipment:
        At original cost, including $38,688
           and $43,657 under construction                      $  2,013,205   $  2,007,876
        Accumulated depreciation                                   (897,477)      (883,915)
                                                                  1,115,728      1,123,961
   Investments:
        Allegheny Generating Company - common stock at equity        43,829         44,624
        Other                                                           217            231
                                                                     44,046         44,855
   Current Assets:
        Cash                                                          3,270          1,835
        Accounts receivable:
            Electric service                                         72,156         70,809
            Affiliated and other                                    108,212         19,674
            Allowance for uncollectible accounts                     (3,689)        (2,516)
        Materials and supplies - at average cost:
            Operating and construction                               22,367         21,942
            Fuel                                                     16,828         16,588
        Prepaid taxes                                                14,885         19,627
        Other, including current portion of
            regulatory assets                                         9,182          9,652
                                                                    243,211        157,611
   Deferred Charges:
        Regulatory assets                                           154,508        154,882
        Unamortized loss on reacquired debt                          17,572         17,826
        Other                                                        23,388         19,893
                                                                    195,468        192,601

              Total Assets                                     $  1,598,453   $  1,519,028

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                           $    294,550   $    294,550
        Other paid-in capital                                         2,441          2,441
        Retained earnings                                           295,188        273,197
                                                                    592,179        570,188
        Preferred stock                                              74,000         74,000
        Long-term debt and QUIDS                                    454,137        453,917
                                                                  1,120,316      1,098,105
   Current Liabilities:
        Short-term debt                                               5,500         49,000
        Accounts payable                                             18,733         13,080
        Accounts payable to affiliates                               93,340         13,958
        Taxes accrued:
            Federal and state income                                 21,953          6,277
            Other                                                    15,980         23,192
        Interest accrued                                              9,148          7,692
        Other                                                        18,137         13,362
                                                                    182,791        126,561
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                                15,618         16,155
        Deferred income taxes                                       240,064        242,805
        Regulatory liabilities                                       15,117         15,476
        Other                                                        24,547         19,926
                                                                    295,346        294,362

              Total Capitalization and Liabilities             $  1,598,453   $  1,519,028




See accompanying notes to financial statements.

                                 MONONGAHELA POWER COMPANY
                                  Statement of Cash Flows
                                  (Thousands of Dollars)



                                                                        Three Months Ended
                                                                             March 31

                                                                          1999         1998
CASH FLOWS FROM OPERATIONS:
          Net income                                                  $   23,250   $   19,427
          Depreciation                                                    15,345       14,760
          Deferred investment credit and income taxes, net                  (375)       7,320
          Deferred power costs, net                                          283       (6,671)
          Unconsolidated subsidiaries' dividends in excess of earnings       809          568
          Allowance for other than borrowed funds used
                 during construction                                        (124)        (252)
          Internal restructuring liability                                 -             (102)
          Changes in certain current assets and
                 liabilities:
                    Accounts receivable, net                             (88,712)       1,550
                    Materials and supplies                                  (665)      (5,423)
                    Accounts payable                                      85,035        3,121
                    Taxes accrued                                          8,464          556
                    Interest accrued                                       1,456        3,722
          Other, net                                                       8,480        7,686
                                                                          53,246       46,262

CASH FLOWS FROM INVESTING:
          Construction expenditures (less allowance for other
               than borrowed funds used during construction)              (7,052)     (12,371)


CASH FLOWS FROM FINANCING:
          Issuance of long-term debt                                       -           42,660
          Retirement of long-term debt                                     -          (18,000)
          Deposit with trustee for redemption
               of long-term debt                                           -          (25,304)
          Short-term debt, net                                           (43,500)     (31,079)
          Notes payable to affiliates                                      -           (1,450)
          Dividends on preferred stock                                    (1,259)      (1,259)
                                                                         (44,759)     (34,432)


NET CHANGE IN CASH                                                         1,435         (541)
Cash at January 1                                                          1,835        1,686
Cash at March 31                                                      $    3,270   $    1,145


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest (net of amount capitalized)                 $    6,604   $    5,356
                 Income taxes                                               (375)        -





See accompanying notes to financial statements.

                   MONONGAHELA POWER COMPANY

                 Notes to Financial Statements


1. Monongahela Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1998 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.


2. Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements.
   The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130. For purposes of the Balance Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.


3. The Company owns 27% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC is reported by the Company in its financial statements using the equity method of accounting. AGC owns an undivided 40% interest, 840 megawatts (MW), in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

   AGC recovers from the Company and its affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the FERC. AGC's rates are set by a formula filed with and previously accepted by the FERC. The only component which changes is the return on equity (ROE). Pursuant to a settlement agreement filed April 4, 1996 with the FERC, AGC's ROE was set at 11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE.

   Following is a summary of income statement information for
   AGC:

                                               Three Months Ended
                                                    March 31
                                               1999          1998
                                             (Thousands of Dollars)

   Electric operating revenues               $17,857       $18,604

   Operation and maintenance expense           1,611           953
   Depreciation                                4,245         4,226
   Taxes other than income taxes               1,132         1,160
   Federal income taxes                        2,414         2,865
   Interest charges                            3,403         3,513
   Other income, net                              (1)          (50)
     Net income                              $ 5,053       $ 5,937


   The Company's share of the equity in earnings above was $1.4 million and $1.6 million for the three months ended March 31, 1999 and 1998, respectively, and is included in other income, net, on the Company's Statement of Income. Dividends received from AGC in the first quarter of 1999 approximated $2.2 million which reflects an effort to reduce AGC equity to about 45% of total capitalization and short-term debt.


4. On March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of the Company's parent, Allegheny Energy, Inc., (Allegheny Energy) motion for preliminary injunction, enjoining DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, Allegheny Energy would be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that Allegheny Energy would be irreparably harmed if DQE took actions that would prevent Allegheny Energy from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

   In the District Court, discovery is ongoing, and Allegheny Energy cannot predict the outcome of this litigation. However, Allegheny Energy believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, Allegheny Energy continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless Allegheny Energy obtains judicial relief requiring DQE to move forward.

   All of the Company's incremental costs of the merger process ($4.4 million through March 31, 1999) are deferred. The accumulated merger costs will be written off by the Company when the merger occurs or if it is determined that the merger will not occur.


5. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements.
   The Company's principal business segment is utility operations which includes the generation, purchase, transmission, distribution, and sale of electricity.

                   MONONGAHELA POWER COMPANY

   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations


 COMPARISON OF FIRST QUARTER OF 1999 WITH FIRST QUARTER OF 1998


        The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the following Management's Discussion and Analysis information.


Factors That May Affect Future Results

        This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by Monongahela Power Company (the Company), the proposed merger of Allegheny Energy, Inc. (Allegheny Energy) and related litigation against DQE, Inc.
(DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., Year 2000 readiness disclosure, and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

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


Significant Events in the First Quarter of 1999

-    Merger with DQE

        See Note 4 to the financial statements for information about the proposed merger of Allegheny Energy, Inc., the Company's parent, with DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., and proposed litigation.

Review of Operations

EARNINGS SUMMARY

        Net income for the first quarter of 1999 was $23.3 million compared with $19.4 million in the corresponding 1998 period. The increase in net income for the first quarter of 1999 was due primarily to colder weather that led to increased kilowatt-hour (kWh) sales to retail utility customers and, to a lesser extent, to reduced interest expenses. The winter of 1999 was 21% cooler than the relatively warm winter of 1998, as measured by heating degree days, but was still 2% warmer than normal. Residential kWh sales, which are very weather sensitive, increased 10% in the first quarter of 1999.


SALES AND REVENUES

        Percentage changes in revenues and kWh sales by major retail customer classes were:
                                    Change from Comparable Period
                                          of the Prior Year
                                    Revenues                  kWh

Residential                           11.2%                  10.1%
Commercial                             7.0                    4.5
Industrial                             5.2                    3.2
  Total                                8.0%                   5.4%


        The change in residential kWh sales, which are more weather sensitive than the other classes, was due primarily to changes in customer usage because of weather conditions. The 1999 first quarter winter weather was 21% cooler than 1998 and 2% warmer than normal as measured by heating degree days.
Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The 4.5% increase in commercial kWh sales in the first quarter primarily reflects increased usage and growth in the number of customers. The increase of 3.2% in industrial kWh sales was due in part to increased kWh sales to paper and printing product customers, and also reflects continued economic growth in the service territory.

        The changes in revenues from retail customers resulted from the following:
                                    Change from Comparable Period
                                          of the Prior Year
                                        (Millions of Dollars)

Fuel clauses                                   $ 4.6
All other                                        5.9
  Net change in retail revenues                $10.5


        Revenues reflect not only the changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which have little effect on net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customer bills through fuel clauses.

        All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The increase in the first quarter for all other retail revenues was primarily the result of colder weather and its effect on kWh sales.

        Wholesale and other revenues were as follows:

                                             Three Months Ended
                                                  March 31
                                             1999          1998
                                           (Millions of Dollars)

Wholesale customers                         $ 1.2         $ 1.3
Affiliated companies                         21.9          19.8
Street lighting and other                     1.7           1.8
  Total wholesale and other revenues        $24.8         $22.9


        Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under Federal Energy Regulatory Commission (FERC) regulation. Competition in the wholesale market for electricity was initiated by the National Energy Policy Act of 1992 which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services.

        Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy. The increase in such revenues in the first quarter of 1999 resulted primarily from increased sales of energy and intercompany allocations of generation spinning reserves.

        Revenues from bulk power transactions include sales of bulk power and transmission services to power marketers and other utilities. Bulk power and transmission services revenues for the first quarter of 1999 and 1998 were as follows:

                                               Three Months Ended
                                                    March 31
                                               1999          1998
                                             (Millions of Dollars)
Revenues:
  Transmission services to nonaffiliated
    companies                                  $2.2          $2.1
  Bulk power                                     .9           1.0
    Total bulk power transactions, net         $3.1          $3.1


        Revenues from bulk power transactions in the first quarter of 1999 remained the same as the first quarter of 1998. The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, are currently recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses, either positively or negatively, depends on whether the Company is a net buyer or seller of electricity during such periods.


OPERATING EXPENSES

        Fuel expenses for the first quarter of 1999 increased 8% due to an 11% increase in kWh's generated, offset in part by a 4% decrease in average fuel prices. The increase in kWh's generated was primarily the result of increased sales to retail customers and to affiliated companies. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

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


                                             Three Months Ended
                                                  March 31
                                             1999          1998
                                           (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*                  $18.5         $17.7
    Other                                     2.5           2.1
  Power exchanges, net                         .7            .7
Affiliated transactions:
  AGC capacity charges                        4.8           4.5
    Purchased power and exchanges, net      $26.5         $25.0

*PURPA cost (cents per kWh)                  $5.4          $5.2


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

        Depreciation expense in the first quarter of 1999 increased due to increased investment.

        Taxes other than income taxes decreased $1.8 million in the first quarter of 1999 due primarily to decreased West
Virginia Business and Occupation Taxes ($1.3 million) related to a prior period adjustment.

        The decrease in interest on long-term debt in the first quarter of 1999 of $.9 million resulted primarily from reduced long-term debt and lower interest rates.


Financial Condition and Requirements

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1998, should be read with the following information.

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Note 4 to the Financial Statements for information about merger activities.

-    Market Risk

        The Company supplies power in the bulk power market. At March 31, 1999, the marketing books for such operations consisted primarily of fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity. These transactions result in market risk which occurs when the market price of a particular obligation or entitlement varies from the contract price.

-    Year 2000 Readiness Disclosure

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

        The NERC has established a goal of having the industry achieve a state of Y2K readiness for critical systems by June 30, 1999, and to monitor progress, requires each utility to prepare and submit a monthly report showing progress and dated plans. By Order dated July 9, 1998, the Pennsylvania Public Utility Commission (Pennsylvania PUC) initiated a proceeding requiring each utility that cannot meet a Y2K readiness date of March 31, 1999 for mission critical systems to file contingency plans by that date. On March 30, 1999, the System reported to the Pennsylvania PUC that, except for a few items, its critical electricity production and delivery systems were Y2K ready pending final confirmation system testing of its power stations in April and May. The Company anticipates that all of its critical systems, including its business applications systems as well as the electricity production and delivery systems, will be Y2K ready by June 30, 1999 in accordance with the NERC targets.

 	The Company has defined Y2K Ready to mean that a determination has been made by testing or other means that a component or system will be able to perform its critical functions, or that contingency plans are in place to overcome any inability to do so. The Company's progress towards completion of the Y2K processes on its critical systems (business applications systems and electricity production and delivery systems) at mid-April, 1999, is as follows: inventory, 100%; assessment, 99%; remediation, 75%; testing, 70%; and contingency planning, 64% for a total of 77%. As stated above, the Company expects all such systems to be Y2K Ready by June 30, 1999.

        Integrated electric utilities are uniquely reliant on each other to avoid, in a worst case situation, cascading failure of the entire electrical system. The System is working with the Edison Electric Institute, the Electric Power Research Institute, the NERC, and the East Central Area Reliability Agreement group
(ECAR) to capitalize on industry-wide experiences and to participate in industry-wide testing and contingency planning. The NERC, on April 30, 1999, issued a press release stating "that millennium-related problems in most of the electric utility industry will have been tested and fixed by June 30," and that it will focus its attention on the exceptions which are expected to be completed later in the year. Since the Company and its neighboring utilities in the ECAR group are all participants in the NERC Y2K effort, the Company believes that this worst case possibility has been reduced to an unlikely event. The Company has recently re-tested its existing contingency plans for restoration of service even if this unlikely event were to occur.

        As part of the on-going NERC program, the Company participated in an industry-wide Y2K drill on April 9, 1999 and will participate in a more extensive industry-wide drill planned for September 9, 1999. While the electric utility industry is aware of the extensive Y2K programs of the major telecommunications companies, the industry has determined that telecommunication facilities are so important to continued operations that we must have contingency plans just in case some of those facilities may not be available. The drills are designed to test the ability of utilities to continue to operate if telecommunications service is interrupted. During the April test, the Company was able to maintain adequate communications under a simulated failure of selected systems, and obtained valuable information for improvement of its plans. NERC has reported that the industry-wide tests produced similar results. On December 31, 1999, the Company will have extra staff in critical areas of the system to implement these and other contingency plans if they are required.

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

        Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the remaining Y2K work is significant, it primarily represents a labor-intensive effort of remediation, component testing, multiple systems testing, documentation, and contingency planning. While outside contractors and equipment vendors are being employed for some of the work, the Company believes it must rely on System employees for most of the effort because of their experience with the Company's systems and equipment. The Company currently estimates that its total incremental expenditures for the Y2K effort since it began identification of Y2K costs will be within a range of $4 to $5 million, of which about $3 million has been incurred through March 31, 1999. These expenditures are financed by internal sources and primarily result from the purchase of external expert assistance by the Generation and Information Services departments. The expenditures have not required a material reduction in the normal budgets and work efforts of these departments.

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

-    Electric Energy Competition

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

        The Company has franchised regulated customers in Ohio and West Virginia.


Ohio

        In early 1999, Ohio's legislative leadership developed a framework that would restructure the state's electric utility industry. Since that time, active input has continued from all interested parties, but a formal bill is still not available. Major provisions of the anticipated legislation include a start date for competition of January 1, 2001; a four-year transition to full competition; stranded cost recovery; require owners to join an independent transmission entity; and following the transition period, an annual competitive auction of generation service would be held for customers who do not choose an alternate supplier; and a reduction in utilities' personal property taxes to the same level as other businesses, with the difference to be made up by a kilowatt-hour tax on consumers. Hearings are currently being held in both the Senate and House.


West Virginia

        A task force established to further investigate restructuring issues anticipates reconvening in 1999 to further discuss restructuring. The Public Service Commission of West Virginia has since issued an order setting a schedule for a series of hearings in 1999 on major issues such as transition costs, codes of conduct, and customer protections.

        The status of electric energy competition in Virginia, Maryland, and Pennsylvania in which affiliates of the Company serve are as follows.


Virginia

        Legislation concerning restructuring was introduced in the Virginia General Assembly on January 21, 1999. The Virginia General Assembly passed the Virginia Electric Utility Restructuring Act (the "Restructuring Act") on March 25, 1999. On March 29, 1999, the Governor of Virginia signed the Restructuring Act. Major provisions of the Restructuring Act include:

- Customer choice of electric energy supply begins January 1, 2002 to be phased in by January 1, 2004, a schedule which is subject to acceleration or delay under certain conditions.

- Incumbent utilities are required to join a regional transmission entity by January 1, 2001.

- The Virginia State Corporation Commission (Virginia SCC) is to develop rules and regulations to implement customer choice.

- Utilities are required to unbundle rates, functionally separate generation, transmission, and distribution, and separate regulated and unregulated functions.

-    Utilities are permitted but not required to sell generation.

- Retail rates for generation, transmission, and distribution are capped from January 1, 2001 through July 1, 2007, although after January 1, 2004, a utility may petition the Virginia SCC for termination of capped rates under certain circumstances or petition for a one-time change in the nongeneration component of rates.

- A wires charge mechanism is set forth for recovery of stranded costs and other costs associated with the transition to retail choice.

- The utility may be designated in its service territory as default service provider at regulated rates.


Maryland

        On April 2, 1999, the Maryland General Assembly passed legislation to restructure the electric utility industry. On April 8, 1999, the Governor of Maryland signed the legislation that will bring competition to Maryland's electric generation market. Major provisions of the restructuring legislation include:

- Phase-in of retail choice begins July 1, 2000, with all customers being able to shop for electricity by July 1, 2002, a schedule subject to acceleration or delay under certain conditions.

- A methodology is set forth to provide an opportunity to recover certain net costs associated with the transition to retail choice.

- Retail rates are capped from July 1, 2000, through July 1, 2004, with residential rate reductions of between 3% and 7.5% during the cap period, and certain flexibility in price protection matters if approved as part of a settlement.

- Generation, supply, and pricing of electricity are deregulated, and the legislation provides for the transfer of generating assets to an affiliate.

- Voluntary sales of generating assets are permitted but not mandated.

- Costs of purchased power contracts may remain regulated or be recovered through the distribution function as part of a settlement.

- Functional, operational, structural, or legal separation between regulated and unregulated utility businesses is required, and utilities must unbundle their electric rate components into separate charges.

- Creates a Universal Service fund and program to benefit low-income customers.

- Requires utilities to provide Standard Offer Service at regulated rates through July 1, 2003 with certain provisions for extension thereafter.

Pennsylvania

        As previously disclosed, beginning in January 1999, two-thirds of the customers of the Company's Pennsylvania affiliate, West Penn Power Company, were permitted to choose an alternate electricity supplier. Remaining customers can do so in January 2000.

                   MONONGAHELA POWER COMPANY

            Part II - Other Information to Form 10-Q
                for Quarter Ended March 31, 1999


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

 1. (a)  Date and Kind of Meeting:

         The annual meeting of shareholders was held at Fairmont, West Virginia, on April 19, 1999. No proxies were solicited.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
         (27)  Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 1999.


                           Signature


        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MONONGAHELA POWER COMPANY

                                        /s/       T. J. KLOC
                                         T. J. Kloc, Vice President
                                        (Chief Accounting Officer)



May 17, 1999