Form 10-Q
period 1999-06-30
MONONGAHELA POWER CO /OH/
filed 1999-08-16
CIK 67646

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1999


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

   At August 13, 1999, 5,891,000 shares of the Common Stock ($50 par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

                   MONONGAHELA POWER COMPANY

           Form 10-Q for Quarter Ended June 30, 1999



                             Index


                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

 Statement of Income - Three and six months ended
   June 30, 1999 and 1998                                     3


 Balance Sheet - June 30, 1999
   and December 31, 1998                                      4


 Statement of Cash Flows - Six months ended
   June 30, 1999 and 1998                                     5


 Notes to Financial Statements                               6-8


 Management's Discussion and Analysis of Financial
   Condition and Results of Operations                       9-20



PART II--OTHER INFORMATION                                  21-22

                                  MONONGAHELA POWER COMPANY
                                     Statement of Income
                                   (Thousands of Dollars)



                                                      Three Months Ended            Six Months Ended
                                                           June 30                       June 30
                                                      1999           1998           1999           1998

ELECTRIC OPERATING REVENUES:
    Residential                                   $    46,444    $    44,244    $   104,442    $    96,416
    Commercial                                         31,271         29,701         63,331         59,666
    Industrial                                         54,234         51,543        106,977        101,671
    Wholesale and other, including affiliates          23,462         20,445         48,249         43,390
    Bulk power transactions, net                        5,048          7,841          8,102         10,903
               Total Operating Revenues               160,459        153,774        331,101        312,046

OPERATING EXPENSES:
  Operation:
     Fuel                                              34,366         34,827         71,913         69,664
     Purchased power and exchanges, net                23,398         23,291         49,924         48,301
     Deferred power costs, net                          3,880         (1,269)         4,163         (7,940)
     Other                                             20,744         20,884         42,545         42,203
  Maintenance                                          15,813         17,753         32,220         35,251
  Depreciation                                         15,303         14,730         30,648         29,490
  Taxes other than income taxes                        11,997         10,255         21,683         21,777
  Federal and state income taxes                        9,856          9,216         22,582         21,855
               Total Operating Expenses               135,357        129,687        275,678        260,601
               Operating Income                        25,102         24,087         55,423         51,445

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                            241            106            365            358
   Other income, net                                    1,420          1,543          2,673          3,081
               Total Other Income and Deductions        1,661          1,649          3,038          3,439

               Income Before Interest Charges          26,763         25,736         58,461         54,884

INTEREST CHARGES:
   Interest on long-term debt                           7,535          8,401         15,417         17,215
   Other interest                                         830            817          1,602          1,835
   Allowance for borrowed funds used during
      construction                                       (158)           (93)          (364)          (204)

               Total Interest Charges                   8,207          9,125         16,655         18,846


NET INCOME                                        $    18,556    $    16,611    $    41,806    $    36,038




See accompanying notes to financial statements.

                                      MONONGAHELA POWER COMPANY
                                            Balance Sheet
                                        (Thousands of Dollars)




                                                                           June 30,     December 31,
ASSETS:                                                                      1999           1998
   Property, Plant, and Equipment:
        At original cost, including $42,591
           and $43,657 under construction                               $  2,024,221   $  2,007,876
        Accumulated depreciation                                            (908,497)      (883,915)
                                                                           1,115,724      1,123,961
   Investments:
        Allegheny Generating Company - common stock at equity                 43,100         44,624
        Other                                                                    206            231
                                                                              43,306         44,855
   Current Assets:
        Cash                                                                   3,113          1,835
        Accounts receivable:
            Electric service                                                  69,097         70,809
            Affiliated and other                                              58,199         19,674
            Allowance for uncollectible accounts                              (3,973)        (2,516)
        Notes receivable from affiliate                                        1,850         -
        Materials and supplies - at average cost:
            Operating and construction                                        22,111         21,942
            Fuel                                                              16,594         16,588
        Prepaid taxes                                                         11,798         19,627
        Other, including current portion of regulatory assets                  7,156          9,652
                                                                             185,945        157,611
   Deferred Charges:
        Regulatory assets                                                    154,135        154,882
        Unamortized loss on reacquired debt                                   17,318         17,826
        Other                                                                 18,440         19,893
                                                                             189,893        192,601

              Total Assets                                              $  1,534,868   $  1,519,028

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                                    $    294,550   $    294,550
        Other paid-in capital                                                  2,441          2,441
        Retained earnings                                                    279,495        273,197
                                                                             576,486        570,188
        Preferred stock                                                       74,000         74,000
        Long-term debt and QUIDS                                             461,803        453,917
        Funds on deposit with trustees                                        (6,597)        -
                                                                           1,105,692      1,098,105
   Current Liabilities:
        Short-term debt                                                       -              49,000
        Accounts payable                                                      21,867         13,080
        Accounts payable to affiliates                                        61,334         13,958
        Taxes accrued:
            Federal and state income                                           8,687          6,277
            Other                                                             15,041         23,192
        Interest accrued                                                       7,984          7,692
        Other                                                                 10,155         13,362
                                                                             125,068        126,561
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                                         15,081         16,155
        Deferred income taxes                                                249,297        242,805
        Regulatory liabilities                                                14,751         15,476
        Other                                                                 24,979         19,926
                                                                             304,108        294,362

              Total Capitalization and Liabilities                      $  1,534,868   $  1,519,028




See accompanying notes to financial statements.

                                               MONONGAHELA POWER COMPANY
                                                Statement of Cash Flows
                                                 (Thousands of Dollars)




                                                                                     Six Months Ended
                                                                                         June 30

                                                                                     1999         1998
CASH FLOWS FROM OPERATIONS:
          Net income                                                             $   41,806   $   36,038
          Depreciation                                                               30,648       29,490
          Deferred investment credit and income taxes, net                              142        8,730
          Deferred power costs, net                                                   4,163       (7,940)
          Unconsolidated subsidiaries' dividends in excess of earnings                1,549        9,778
          Allowance for other than borrowed funds used
                 during construction                                                   (365)        (358)
          Internal restructuring liability                                            -             (236)
          Changes in certain current assets and
                 liabilities:
                    Accounts receivable, net                                        (35,356)          (2)
                    Materials and supplies                                             (175)      (4,854)
                    Accounts payable                                                 56,163       14,731
                    Taxes accrued                                                    (5,741)     (10,323)
          Other, net                                                                  9,294        7,364
                                                                                    102,128       82,418

CASH FLOWS FROM INVESTING:
          Construction expenditures (less allowance for other
               than borrowed funds used during construction)                        (22,191)     (34,764)


CASH FLOWS FROM FINANCING:
          Issuance of long-term debt                                                  7,700       42,660
          Retirement of long-term debt                                                -         (111,690)
          Short-term debt, net                                                      (49,000)      26,124
          Notes payable to affiliates                                                 -           (1,450)
          Notes receivable from affiliates                                           (1,850)       -
          Dividends on capital stock:
              Preferred stock                                                        (2,519)      (2,519)
              Common stock                                                          (32,990)      (1,001)
                                                                                    (78,659)     (47,876)


NET CHANGE IN CASH                                                                    1,278         (222)
Cash at January 1                                                                     1,835        1,686
Cash at June 30                                                                  $    3,113   $    1,464


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest (net of amount capitalized)                               $15,619      $17,787
                 Income taxes                                                        19,503       19,750




See accompanying notes to financial statements.

                   MONONGAHELA POWER COMPANY

                 Notes to Financial Statements


1. Monongahela Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (the Parent). The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1998 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998.


2. Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements.
   The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130.


3. For purposes of the Balance Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.


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

   Following is a summary of income statement information for
   AGC:

                                    Three Months Ended     Six Months Ended
                                          June 30               June 30
                                     1999        1998      1999        1998
                                             (Thousands of Dollars)

   Electric operating revenues     $17,810     $19,126   $35,667     $37,730

   Operation and maintenance
     expense                         1,304       1,542     2,915       2,495
   Depreciation                      4,245       4,242     8,490       8,468
   Taxes other than income taxes     1,129       1,177     2,261       2,337
   Federal income taxes              2,546       2,907     4,960       5,772
   Interest charges                  3,285       3,298     6,688       6,811
   Other income, net                    (1)         (1)       (2)        (51)
     Net income                    $ 5,302     $ 5,961   $10,355     $11,898


   The Company's share of the equity in earnings above was $1.4 million and $1.6 million for the three months ended June 30, 1999 and 1998, respectively, and $2.8 million and $3.2 million for the six months ended June 30, 1999 and 1998, respectively, and is included in other income, net, on the Company's Statement of Income.


5. As previously reported, on March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of the Company's parent, Allegheny Energy, Inc., (Allegheny Energy) motion for preliminary injunction, enjoining DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, Allegheny Energy may be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that Allegheny Energy could be irreparably harmed if DQE took actions that would prevent Allegheny Energy from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

   In the District Court, DQE has filed a motion for summary judgment which Allegheny Energy has opposed. The court has not yet ruled. Allegheny Energy cannot predict the outcome of this litigation. However, Allegheny Energy believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, Allegheny Energy continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless Allegheny Energy obtains judicial relief requiring DQE to move forward.

   The $4.4 million deferred incremental costs of the merger process recorded by the Company through March 31, 1999 were transferred to the Parent company in the second quarter of 1999. The accumulated merger costs will be written off by the Parent company when the merger occurs or if it is determined that the merger will not occur.

6. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements.
   The Company's principal business segment is utility operations which includes the generation, purchase, transmission, distribution, and sale of electricity.

                   MONONGAHELA POWER COMPANY

   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations


 COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1999
     WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998


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


Significant Events in the First Six Months of 1999

*    Merger with DQE

        See Note 5 to the financial statements for information about the proposed merger of Allegheny Energy, Inc., the Company's parent, with DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., and related litigation.

*    West Virginia Fuel Review

        On February 26, 1999, the Public Service Commission of West Virginia (W.Va. PSC) entered an Order to initiate a fuel review proceeding to establish a fuel increment in rates for the Company to be effective July 1, 1999 through June 30, 2000. On June 29, 1999, the W.Va. PSC approved a joint stipulation and agreement between the Company and the intervenors. Under the agreement, the parties are to negotiate further in an effort to more closely align the Company's West Virginia rate schedules with the West Virginia rate schedules of The Potomac Edison Company, an affiliate, and to petition to reopen this case if they are successful. Absent such agreement by October 15, 1999, the rates will revert to the originally proposed rates in this case. This change would be effective November 1, 1999 and would increase the Company's fuel rates by $10.9 million. These changes, if implemented, will have no effect on the companies' net income.

*    Ohio and West Virginia Deregulation

        See Electric Energy Competition on page 17 for ongoing information regarding restructuring in Ohio and West Virginia.

*    Toxics Release Inventory (TRI)

        On Earth Day 1997, President Clinton announced the expansion of Right-to-Know TRI reporting to include electric utilities, limited to facilities that combust coal and/or oil for the purpose of generating power for distribution in commerce.
The purpose of TRI is to provide site-specific information on chemical releases to the air, land, and water. On June 4, 1999, the Allegheny Energy companies (the System) joined with other members of the Edison Electric Institute in reporting power station releases to the public. Packets of information about the System's releases were provided to media in the System's area and posted on the Parent Company's web site. The System filed its first TRI report with the Environmental Protection Agency prior to the July 1, 1999 deadline date, reporting 18 million pounds of total releases for calendar year 1998.


Review of Operations

EARNINGS SUMMARY

        Net income for the second quarter of 1999 was $18.6 million compared with $16.6 million in the corresponding 1998 period. For the first six months of 1999, net income was $41.8 million compared with $36.0 million for the corresponding 1998 period. The increase in net income for the second quarter of 1999 was due primarily to increased kilowatt-hour (kWh) sales to retail utility customers and to reduced maintenance and interest expenses. The increase in net income in the first six months of 1999 is primarily attributed to increased kilowatt-hour sales, including increased sales to residential customers due to winter weather that was 21% cooler than the relatively warm winter of 1998, as measured by heating degree days, but was still 2% warmer than normal. The increase is also due to reduced maintenance and interest expenses.

SALES AND REVENUES

        Percentage changes in revenues and kWh sales by major retail customer classes were:

                               Change from Prior Periods
                       Three Months Ended       Six Months Ended
                             June 30                 June 30
                       Revenues       kWh       Revenues     kWh

Residential              5.0%         3.7%        8.3%       7.2%
Commercial               5.3          4.9         6.1        4.7
Industrial               5.2          2.3         5.2        2.7
  Total                  5.1%         3.1%        6.6%       4.3%



        The change in residential kWh sales, which are more weather sensitive than the other classes, was due primarily to changes in customer usage because of weather conditions, and to a lesser extent, growth in the number of customers. The 1999 first quarter winter weather was 21% cooler than 1998 and 2% warmer than normal as measured by heating degree days. Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The increase in commercial kWh sales in the three and six months ended periods primarily reflects increased usage and growth in the number of customers. The increase in industrial kWh sales in both periods was due in part to increased kWh sales to paper and printing product customers, and also reflects continued economic growth in the service territory.

        The changes in revenues from retail customers resulted from the following:

                                   Change from Prior Periods
                           Three Months Ended     Six Months Ended
                                 June 30               June 30
                                    (Millions of Dollars)

Fuel clauses                     $3.2                  $ 7.8
All other                         3.3                    9.2
  Net change in retail
    revenues                     $6.5                  $17.0


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

        All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The increase in the three and six months ended periods for all other retail revenues was primarily the result of increased kWh sales due to customer usage and growth, and in the six months ended period due to first quarter winter weather that was cooler than the 1998 period.

        Wholesale and other revenues were as follows:

                               Three Months Ended     Six Months Ended
                                     June 30               June 30
                                1999        1998      1999        1998
                                         (Millions of Dollars)

Wholesale customers            $ 1.1       $ 1.2     $ 2.3       $ 2.5
Affiliated companies            20.6        17.8      42.5        37.6
Street lighting and other        1.8         1.4       3.4         3.3
  Total wholesale and other
    revenues                   $23.5       $20.4     $48.2       $43.4


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

        Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy. The increase in such revenues in the second quarter and first six months of 1999 resulted primarily from increased sales of energy and intercompany allocations of generation spinning reserves.

        Revenues from bulk power transactions include sales of bulk power and transmission services to power marketers and other utilities. Bulk power and transmission services revenues for the three and six months ended periods of 1999 and 1998 were as follows:

                                Three Months Ended     Six Months Ended
                                      June 30               June 30
                                 1999        1998      1999        1998
                                          (Millions of Dollars)
Revenues:
  Transmission services to
    nonaffiliated companies      $2.9        $2.6      $5.1       $ 4.7
  Bulk power                      2.1         5.2       3.0         6.2
    Total bulk power trans-
      actions, net               $5.0        $7.8      $8.1       $10.9


        Revenues from bulk power transactions in the three and six months ended periods of 1999 decreased from the same periods of 1998. Revenues from bulk power transactions in the second quarter and first six months of 1998 were high due to increased sales of energy which occurred primarily in the month of June 1998 as a result of a heat wave which increased the demand and prices for energy. The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, are currently recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses, either positively or negatively, depends on whether the Company is a net buyer or seller of electricity during such periods.


OPERATING EXPENSES

        Fuel expenses for the second quarter and the first six months of 1999 decreased by 1.3% and increased by 3.2%, respectively. The decrease in the second quarter was due to a 9.8% decrease in average fuel prices, offset in part by a 7.5% increase in kWh's generated. The increase in the first six months fuel expenses was due to a 9.2% increase in kWh's generated, offset in part by a 7% decrease in average fuel prices. The increase in kWh's generated in the three and six months ended June 1999 was primarily the result of increased sales to retail customers and to affiliated companies. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

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

                               Three Months Ended     Six Months Ended
                                     June 30               June 30
                                1999       1998       1999        1998
                                        (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*     $16.4      $17.4      $34.9       $35.1
    Other                        2.8        1.5        5.3         3.6
  Power exchanges, net           (.6)       (.4)        .1          .3
Affiliated transactions:
  AGC capacity charges           4.8        4.7        9.6         9.2
  Energy and spinning
    reserve charges                          .1                     .1
    Purchased power and
      exchanges, net           $23.4      $23.3      $49.9       $48.3

*PURPA cost (cents per kWh)      5.3        5.2        5.3         5.2


        None of the Company's purchased power contracts are capitalized since there are no minimum payment requirements absent associated kWh generation and under a regulated environment recovery of these costs are reasonably assured.

        The decrease in purchased power from PURPA generation for the three months June 1999 was primarily due to reduced generation at a hydroelectric plant.

        Maintenance expenses in the three and six months ended June 30, 1999 decreased from the same periods in 1998 by $1.9 million and $3.0 million, respectively. These decreases are primarily due to $2.5 million of incremental transmission and distribution (T&D) storm damages expenses incurred in June 1998 for an unusually strong thunderstorm in the Company's service territory. Maintenance expenses represent costs incurred to maintain the power stations, the T&D system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Depreciation expense in the three and six months ended
June 30, 1999 increased due to increased investment.

        Taxes other than income taxes increased $1.7 million in the second quarter of 1999 due primarily to an adjustment of a prior period to include FICA taxes in taxes other than income.

        The decrease in interest on long-term debt in the first six months of 1999 of $1.8 million, resulted primarily from reduced long-term debt and lower interest rates.


Financial Condition and Requirements

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the following information.

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Note 5 to the Financial Statements for information about merger activities.

*    Market Risk

        The Company supplies power in the bulk power markets. At June 30, 1999, the marketing books for such operations consisted primarily of fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity. These transactions result in market risk, which occurs when the market price of a particular obligation or entitlement varies from the contract price.

*    Issuance of Notes

        In April 1999, the Company issued $7.7 million of 5.50%
30-year pollution control revenue notes to Pleasants County, West
Virginia.

*    Year 2000 Readiness Disclosure

        The transition from 1999 into the Year 2000 (Y2K) has the potential to cause serious problems to most organizations, including the Company, related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company and its affiliates in the System have been working under a comprehensive Y2K program to identify and remediate the problem areas in order to continue operations without significant problems in 2000 and beyond. An Executive Task Force is coordinating the efforts of 24 separate Y2K Teams, representing all business and support units in the System.

        In May 1998, the North American Electric Reliability Council (NERC), of which the System is a member, accepted a request from the United States Department of Energy to coordinate the industry's Y2K efforts. The electric utility industry and the System have segmented the Y2K problem into the following components:

*    Computer hardware and software;
*    Embedded chips in various equipment; and
* Vendors and other organizations on which the System relies for critical materials and services.

        The industry's and the System's efforts for each of these three components include inventory, assessment and, where possible, remediation of the problem areas by repair, replacement or removal, supplemented by confirmation testing and contingency plans. Contingency plans include alternate methods of certain operations to help avoid electric service or business interruptions, and the review and update of restoration of service plans to mitigate the severity and length of interruptions in the unlikely even that any should occur.

        Based on this work, the Company has determined that as of June 30, 1999 all of its critical components and systems related to safety and the production and distribution of electricity and nearly all of its important business systems (accounting, billing, etc.) are Y2K ready. The Company anticipates that the remediation and testing work on the remaining business and non-
critical systems will be completed by September 30, 1999.    The
Company has defined Y2K Ready to mean that a determination has been made by testing or other means that a component or system will be able to perform its critical functions, or that contingency plans are in place to overcome any inability to do so.

        The Company's readiness program has been conducted in accordance with time schedules recommended by state regulatory commissions and by NERC. As is the case of most electric utilities, the System is interconnected with neighboring utilities, which provides added strength of supply diversity and flexibility. But the interconnections also mean that any one utility's Y2K readiness is related to the readiness of the group. Integrated electric utilities are uniquely reliant on each other to avoid, in a worst case situation, a cascading failure of the entire electrical system. The System is working with the Edison Electric Institute, the Electric Power Research Institute, the NERC, and the East Central Area Reliability Agreement group
(ECAR) to capitalize on industry-wide experiences and to participate in industry-wide testing and contingency planning. Since the Company and its neighboring utilities in the ECAR group are all participants in the NERC Y2K effort (which had a target completion date of June 30 for critical systems related to production and delivery of electricity), the Company believes that this worst case possibility has been reduced to an unlikely event. The Company has recently re-tested its existing contingency plans for restoration of service even if this unlikely event were to occur.

        As part of the on-going NERC program, the Company participated in an industry-wide Y2K drill on April 9, 1999 and will participate in a more extensive industry-wide drill planned for September 9, 1999. While the electric utility industry is aware of the extensive Y2K programs of the major telecommunications companies, the industry has determined that telecommunication facilities are so important to continued operations that we must have contingency plans just in case some of those facilities may not be available. The drills are dry runs designed to test the ability of utilities to continue to operate with less than normal telecommunication facilities. During the April test, the Company was able to maintain adequate communications under a simulated failure of selected systems, and obtained valuable information for improvement of its plans. NERC has reported that the industry-wide tests produced similar results. On December 31, 1999, the Company will have extra staff in critical areas of the system to implement these and other contingency plans if they are required.

        The SEC requires that each company disclose its estimate of the "most reasonably likely worst case scenario" of a negative Y2K event. Since the Company and the industry are working diligently to avoid any disruption of electric service, the Company believes its customers will not experience any significant long-term disruptions of electric service. It is the Company's opinion that the "most reasonably likely worst case scenario" is a Y2K event or series of events at Company facilities or at the facilities of neighboring utilities that escaped discovery that may cause isolated disruptions of service. All utilities, including the Company, have experience in the implementation of existing restoration of service plans. As stated above, the Company's Y2K program includes a review and update of these plans to respond quickly to any such events.

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

        Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the Y2K work has been and continues to be significant, it primarily represents a labor-intensive effort of remediation, component testing, multiple systems testing, documentation, and contingency planning. While outside contractors and equipment vendors have been employed for some of the work, the Company has used its own employees for most of the effort because of their experience with the Company's systems and equipment. The Company currently estimates that its total incremental expenditures for the Y2K effort since it began identification of Y2K costs will be within a range of $5 to $6 million, of which about $4 million has been incurred through June 30, 1999.

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

*    Electric Energy Competition

        The electricity supply segment of the electric utility industry in the United States is in the midst of becoming competitive. The Energy Policy Act of 1992 began the process of deregulating the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become increasingly competitive as companies began to engage in nationwide power trading. In addition, an increasing number of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. All of the states served by the utility subsidiaries of Allegheny Energy have investigated or implemented retail access to alternate electricity suppliers. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields.

        In the absence of federal legislation, state-by-state implementation has begun. All of the states served by the utility subsidiaries of Allegheny Energy are at various stages of implementation or investigation of programs that allow customers to choose their electric supplier. Ohio has passed legislation this year to implement retail choice. West Virginia continues to actively study this issue.


Activities at the Federal Level

        The System is an advocate of federal legislation to mandate competition in retail electricity markets nationwide to avoid regional dislocations and ensure level playing fields. The System continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the System unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 of the Public Utility Regulatory Policies Act of 1978 (PURPA), are repealed or significantly revised. The System continues to advocate the repeal of PUHCA and PURPA, on the grounds that they are obsolete and anti-competitive, and that PURPA results in utility customers paying above-market prices for power. In the U.S. Congress, a series of hearings on the competition issue in both the House and Senate recently have been completed, and committee staffs in both chambers are writing comprehensive competition bills. Consensus remains elusive, however, with significant hurdles remaining in both houses of Congress. While it is too early to tell whether initial momentum on the issue will result in legislation in the current Congress, the competition issue has received more attention this year than ever before.

Ohio

        The Ohio General Assembly passed legislation on June 22, 1999 to restructure the electric utility industry. Governor Taft signed the bill soon thereafter, and all of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Total electric rates will be frozen over that period, and residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by The Public Utilities Commission of Ohio. The bill stipulates that no entity shall own or control transmission facilities after the start of competitive retail electric service unless that entity is a member of and transfers control of those facilities to one or more qualifying independent transmission entities. The legislation provides for consumer education, universal service, consolidation of Ohio's low income customer assistance programs as well as incentives for development of renewable resources and disclosure of the environmental characteristics of power supplies.


West Virginia

        In December 1996, the W.Va. PSC issued an Order initiating a general investigation regarding the restructuring of the electric utility industry. A Task Force was established to further investigate restructuring issues. In December 1997, the Task Force approved legislative language that would have given the W.Va. PSC broad authority to implement retail choice. The proposed legislation was substantially modified by the West Virginia Legislature and passed in March 1998. The legislation directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. Interested parties formed a new Task Force that met during 1998, but the Task Force was unable to reach a consensus on a model for restructuring. The W.Va. PSC issued an Order on December 23, 1998 setting hearings to begin on August 17, 1999 and August 24, 1999. The August 17 hearing will address certification, licensing, bonding, reliability, universal service, consumer protection, and code of conduct. The August 24 hearing will address subsidies and stranded costs. Following these hearings, the W.Va. PSC will make a determination whether restructuring is in the public interest.

        The status of electric energy competition in Virginia, Maryland, and Pennsylvania in which affiliates of the Company serve are as follows:


Virginia

        The Virginia Electric Utility Restructuring Act (the "Restructuring Act") was passed by the Virginia General Assembly on March 25, 1999 and was signed by the Governor of Virginia on March 29, 1999. The Legislative Transition Task Force on Electric Utility Restructuring, which was established by the Restructuring Act, is holding hearings this summer on a number of issues concerning the implementation of retail competition in Virginia. Working groups also continue to meet with State Corporation Commission staff, comments were filed and Commission hearings have been held to discuss the proposed retail pilot programs of other utilities in the state. Recommended interim rules for retail pilot programs were issued August 6, 1999, subject to final approval by the Commission. It is anticipated that these interim rules will provide a framework for rules and regulations applicable to full implementation of retail choice beginning in 2002. The Commission is seeking comments on issues relating to the development of and participation in regional transmission entities required by the Restructuring Act to facilitate access to electric transmission systems.


Maryland

        The Maryland General Assembly passed legislation to restructure the electric utility industry on April 2, 1999, and on April 8, 1999, the Governor of Maryland signed the legislation that will bring competition to Maryland's electric generation market. The Maryland Public Service Commission (Maryland PSC) is in the process of implementing the new law. Final Electric Restructuring Roundtable reports were filed with the commission on May 3, 1999. Legislative style hearings have been scheduled this summer with the commission expected to issue decisions by the end of the year.

        Potomac Edison, the Company's Maryland affiliate, filed testimony in Maryland's investigation into transition costs, price protection, and unbundled rates. The filing requested recovery of transition costs and a surcharge to recover the cost of the AES Warrior Run cogeneration project beyond 2001. The staff of the Maryland PSC advised the commission that a tentative settlement agreement was achieved with the majority of the parties participating in the negotiations. The parties are in the process of finalizing the agreement, which should be filed by August 20, 1999.


Pennsylvania

        As previously disclosed, beginning in January 1999, two-thirds of the customers of the Company's Pennsylvania affiliate, West Penn Power Company, were permitted to choose an alternate electricity supplier. Remaining customers can do so in January 2000.


Accounting for the Effects of Price Deregulation

        In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101," which concluded that utilities should discontinue application of Statement of Financial Accounting Standards (SFAS) No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. Because Ohio has passed legislation for a deregulation plan, the Company has determined that it will be required to discontinue use of SFAS No. 71 for the generation portion of its business (the Ohio portion) on an uncertain future date. One of the conclusions of the EITF is that after discontinuing SFAS No. 71, utilities should continue to carry on their books the assets and liabilities recorded under SFAS No. 71 if the regulatory cash flows to settle them will be derived from the continuing regulated transmission and distribution business. Additionally, continuing costs and obligations of the deregulated generation business which are similarly covered by the cash flows from the continuing regulated business will meet the criteria as regulatory assets and liabilities. The Ohio legislation establishes definitive processes for transition to deregulation and market-based pricing for electric generation. Until relevant regulatory proceedings are complete and final orders are received, the Company is unable to predict the effect of discontinuing SFAS No. 71, but it may be required to write off unrecoverable regulatory assets, impaired assets, and uneconomic commitments.

                   MONONGAHELA POWER COMPANY

            Part II - Other Information to Form 10-Q
                for Quarter Ended June 30, 1999



ITEM 1.  LEGAL PROCEEDINGS

         The MidAtlantic case, previously reported as an ongoing litigation matter, has been settled and an Order was entered on July 9, 1999 dismissing the case with prejudice.

         As of August 9, 1999, the Company has been named as a defendant, along with multiple other defendants in a total of approximately 8,000 asbestos cases. The Potomac Edison Company and West Penn Power Company, affiliates of the Company, were named as defendants along with multiple other defendants in approximately one-half of those cases. As of June 30, 1999, a total of 721 cases have been settled and/or dismissed against the Company, The Potomac Edison Company, and West Penn Power Company for reasonable settlement amounts. While the Company, The Potomac Edison Company, and West Penn Power Company believe that all of the cases are without merit, they cannot predict the outcome nor are they able to determine whether additional cases will be filed.

         On March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of Allegheny Energy's motion for preliminary injunction, enjoining DQE, Inc.
(DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, Allegheny Energy may be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that Allegheny Energy could be irreparably harmed if DQE took actions that would prevent Allegheny Energy from receiving the specific performance remedy. The Circuit Court remanded the case to the District
Court for further proceedings consistent with its opinion.

         In the District Court, DQE has filed a motion for summary judgment which Allegheny Energy has opposed. The court has not yet ruled. Allegheny Energy cannot predict the outcome of this litigation. However, Allegheny Energy believes that DQE's basis for seeking to terminate the merger is without merit.
Accordingly, Allegheny Energy continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless Allegheny Energy obtains judicial relief requiring DQE to move forward.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
         (27)  Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 1999.

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




August 16, 1999