Form 10-Q
period 1999-09-30
MONONGAHELA POWER CO /OH/
filed 1999-11-15
CIK 67646

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1999


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

   At November 12, 1999, 5,891,000 shares of the Common Stock
($50 par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

                   MONONGAHELA POWER COMPANY

         Form 10-Q for Quarter Ended September 30, 1999



                             Index


                                                             Page
                                                              No.

PART I--FINANCIAL INFORMATION:

  Statement of Income - Three and nine months ended
    September 30, 1999 and 1998                                3


  Balance Sheet - September 30, 1999
    and December 31, 1998                                      4


  Statement of Cash Flows - Nine months ended
    September 30, 1999 and 1998                                5


  Notes to Financial Statements                               6-8


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                       9-21



PART II--OTHER INFORMATION                                   22-23

                                     MONONGAHELA POWER COMPANY
                                        Statement of Income
                                       (Thousands of Dollars)



                                                      Three Months Ended            Nine Months Ended
                                                         September 30                  September 30
                                                      1999           1998           1999           1998

ELECTRIC OPERATING REVENUES:
    Residential                                   $    59,191    $    55,492    $   163,633    $   151,908
    Commercial                                         34,229         35,458         97,560         95,124
    Industrial                                         52,744         53,055        159,721        154,726
    Wholesale and other, including affiliates          24,737         26,200         72,986         69,590
    Bulk power transactions, net                        7,429          7,159         15,531         18,062
               Total Operating Revenues               178,330        177,364        509,431        489,410

OPERATING EXPENSES:
  Operation:
     Fuel                                              39,406         40,779        111,319        110,443
     Purchased power and exchanges, net                21,323         24,563         71,247         72,864
     Deferred power costs, net                          7,560          1,823         11,723         (6,117)
     Other                                             21,802         21,995         64,347         64,198
  Maintenance                                          16,006         14,844         48,226         50,095
  Depreciation                                         15,303         14,652         45,951         44,142
  Taxes other than income taxes                        10,721         11,710         32,404         33,487
  Federal and state income taxes                       13,614         15,111         36,196         36,966
               Total Operating Expenses               145,735        145,477        421,413        406,078
               Operating Income                        32,595         31,887         88,018         83,332

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                            389           (239)           754            119
   Other income, net                                    1,843          1,640          4,516          4,721
               Total Other Income and Deductions        2,232          1,401          5,270          4,840

               Income Before Interest Charges          34,827         33,288         93,288         88,172

INTEREST CHARGES:
   Interest on long-term debt                           7,980          7,264         23,397         24,479
   Other interest                                         398          1,145          2,000          2,980
   Allowance for borrowed funds used during
      construction                                       (182)          (365)          (546)          (569)

               Total Interest Charges                   8,196          8,044         24,851         26,890


NET INCOME                                        $    26,631    $    25,244    $    68,437    $    61,282



See accompanying notes to financial statements.

                                   MONONGAHELA POWER COMPANY
                                         Balance Sheet
                                    (Thousands of Dollars)



                                                                 September 30,  December 31,
ASSETS:                                                              1999           1998
   Property, Plant, and Equipment:
        At original cost, including $50,443
           and $43,657 under construction                       $  2,035,674   $  2,007,876
        Accumulated depreciation                                    (916,314)      (883,915)
                                                                   1,119,360      1,123,961
   Investments:
        Allegheny Generating Company - common stock at equity         42,429         44,624
        Other                                                            193            231
                                                                      42,622         44,855
   Current Assets:
        Cash                                                           2,898          1,835
        Accounts receivable:
            Electric service                                          71,758         70,809
            Affiliated and other                                      11,114         19,674
            Allowance for uncollectible accounts                      (4,073)        (2,516)
        Notes receivable from affiliate                                3,400         -
        Notes receivable from subsidiary                              54,400         -
        Materials and supplies - at average cost:
            Operating and construction                                20,952         21,942
            Fuel                                                      14,750         16,588
        Prepaid taxes                                                 20,397         19,627
        Other, including current portion of regulatory assets          8,333          9,652
                                                                     203,929        157,611
   Deferred Charges:
        Regulatory assets                                            153,762        154,882
        Unamortized loss on reacquired debt                           17,064         17,826
        Other                                                         29,565         19,893
                                                                     200,391        192,601

              Total Assets                                      $  1,566,302   $  1,519,028

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                            $    294,550   $    294,550
        Other paid-in capital                                          2,441          2,441
        Retained earnings                                            289,374        273,197
                                                                     586,365        570,188
        Preferred stock                                               74,000         74,000
        Long-term debt and QUIDS                                     396,896        453,917
        Funds on deposit with trustees                                (5,366)        -
                                                                   1,051,895      1,098,105
   Current Liabilities:
        Short-term debt                                               -              49,000
        Long-term debt due within one year                            65,000         -
        Accounts payable                                               8,101         13,080
        Accounts payable to affiliates                                93,685         13,958
        Taxes accrued:
            Federal and state income                                  13,589          6,277
            Other                                                     21,292         23,192
        Interest accrued                                               9,358          7,692
        Other                                                         14,228         13,362
                                                                     225,253        126,561
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                                 14,544         16,155
        Deferred income taxes                                        250,935        242,805
        Regulatory liabilities                                        14,316         15,476
        Other                                                          9,359         19,926
                                                                     289,154        294,362

              Total Capitalization and Liabilities              $  1,566,302   $  1,519,028




See accompanying notes to financial statements.

                                       MONONGAHELA POWER COMPANY
                                        Statement of Cash Flows
                                         (Thousands of Dollars)



                                                                             Nine Months Ended
                                                                                September 30

                                                                             1999         1998
CASH FLOWS FROM OPERATIONS:
          Net income                                                     $   68,437   $   61,282
          Depreciation                                                       45,951       44,142
          Deferred investment credit and income taxes, net                   (2,769)       7,859
          Deferred power costs, net                                          11,723       (6,117)
          Unconsolidated subsidiaries' dividends in excess of earnings        2,234       10,440
          Allowance for other than borrowed funds used
                 during construction                                           (754)        (119)
          Changes in certain assets and liabilities:
                    Accounts receivable, net                                  9,168       (7,943)
                    Materials and supplies                                    2,828         (217)
                    Prepayments                                             (21,198)      (1,826)
                    Accounts payable                                         74,748       18,359
                    Taxes accrued                                             5,412        5,970
                    Interest accrued                                          1,666        1,074
          Other, net                                                         (4,166)       1,877
                                                                            193,280      134,781

CASH FLOWS FROM INVESTING:
          Construction expenditures (less allowance for other
               than borrowed funds used during construction)                (40,856)     (52,935)


CASH FLOWS FROM FINANCING:
          Issuance of long-term debt                                          7,700       85,918
          Retirement of long-term debt                                        -         (111,690)
          Short-term debt, net                                              (49,000)     (26,179)
          Notes payable to affiliates                                         -           (1,450)
          Notes receivable from affiliates                                   (3,400)       -
          Notes receivable from subsidiary                                  (54,400)       -
          Dividends on capital stock:
              Preferred stock                                                (3,778)      (3,778)
              Common stock                                                  (48,483)     (24,565)
                                                                           (151,361)     (81,744)


NET CHANGE IN CASH                                                            1,063          102
Cash at January 1                                                             1,835        1,686
Cash at September 30                                                     $    2,898   $    1,788


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest (net of amount capitalized)                       $22,052      $23,727
                 Income taxes                                                33,751       24,280




See accompanying notes to financial statements.

                   MONONGAHELA POWER COMPANY

                 Notes to Financial Statements


1. Monongahela Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (the Parent). The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1998 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998.


2. For purposes of the Balance Sheet and Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.


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

   AGC recovers from the Company and its affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the Federal Energy Regulatory Commission (FERC). AGC's rates are set by a formula filed with and previously accepted by the FERC. The only component which changes is the return on equity (ROE). Pursuant to a settlement agreement filed April 4, 1996 with the FERC, AGC's ROE was set at 11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE.

   Following is a summary of income statement information for
   AGC:

                                     Three Months Ended    Nine Months Ended
                                        September 30          September 30
                                      1999        1998     1999         1998
                                              (Thousands of Dollars)

   Electric operating revenues      $18,072     $18,303  $53,739      $56,033

   Operation and maintenance
     expense                          1,207         888    4,122        3,383
   Depreciation                       4,245       4,242   12,735       12,710
   Taxes other than income taxes      1,137       1,168    3,398        3,505
   Federal income taxes               2,662       2,708    7,622        8,480
   Interest charges                   3,305       3,707    9,993       10,518
   Other income, net                    -           (35)      (2)         (86)
     Net income                     $ 5,516     $ 5,625  $15,871      $17,523


   The Company's share of the equity in earnings above was $1.5 million for the three months ended September 30, 1999 and 1998, and $4.3 million and $4.7 million for the nine months ended September 30, 1999 and 1998, respectively, and was included in other income, net, on the Company's Statement of Income.


4. As previously reported, on October 5, 1998, DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., notified Allegheny Energy, Inc. (Allegheny Energy) that it had unilaterally decided to terminate the merger. In response, Allegheny Energy filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a lawsuit for specific performance of the Merger Agreement or, alternatively, damages. On March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of Allegheny Energy's motion for preliminary injunction, enjoining DQE from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, Allegheny Energy may be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that Allegheny Energy could be irreparably harmed if DQE took actions that would prevent Allegheny Energy from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

   The District Court denied DQE's motion for summary judgment. The District Court has held a trial on October 18-28, 1999, without a jury, on the issues of whether DQE's termination of the Merger Agreement breached the agreement and whether Allegheny Energy is entitled to specific performance. A decision by the District Court is expected by the end of 1999. Allegheny Energy cannot predict the outcome of this litigation. However, Allegheny Energy believes that DQE's basis for terminating the merger is without merit. Accordingly, Allegheny Energy continues to seek the necessary regulatory approvals. It is not likely any agency will act further on the merger unless Allegheny Energy obtains judicial relief requiring DQE to move forward.

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

                   MONONGAHELA POWER COMPANY

   Management's Discussion and Analysis of Financial Condition
                and Results of Operations


COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999
    WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998



        The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in Monongahela Power Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the following Management's Discussion and Analysis information.


Factors That May Affect Future Results

        This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by the Company, the proposed merger of the Company's parent, Allegheny Energy, Inc. (Allegheny Energy) and related litigation against DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., Year 2000 readiness disclosure, and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

        Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental, legislative, and regulatory changes; future economic conditions; developments relating to the proposed merger of Allegheny Energy with DQE; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.


Significant Events in the First Nine Months of 1999

*    Acquisition of Assets

        The Company plans to purchase from UtiliCorp United, headquartered in Kansas City, Missouri, the assets of West Virginia Power, an electric and natural gas distribution company located adjacent to the Company's service territory in southern West Virginia for approximately $95 million. As part of the transaction, the Company signed a 20-year option agreement with UtiliCorp

United's subsidiary, Aquila Energy, for gas supply to the Company. Electricity will be supplied under an existing contract with American Electric Power until December 31, 2001, and thereafter from existing Company generation or from the market.

        The proposed acquisition includes 26,000 electric and 24,000 gas customers, 1,989 miles of electric distribution lines and 670 miles of gas pipelines, and 1,360 square miles of electric and 500 miles of gas service territory. West Virginia Power has approximately 120 employees. The Company has proposed to the W.Va. PSC to generally freeze both electric and gas rates to West Virginia Power customers for seven years except that the fuel portion of gas rates would be allowed to fluctuate with the gas market.

        The transaction has been approved by the Boards of Directors of UtiliCorp United and the Company. The purchase of the assets is conditioned upon the acceptable approvals of the Public Service Commission of West Virginia, the SEC, FERC, and the Department of Justice/Federal Trade Commission. The Company has made the appropriate filings and anticipates that all required approvals will be received and the transaction completed in the fourth quarter of 1999.

*    Proposed Merger with DQE

        See Note 4 to the financial statements for information about the proposed merger of Allegheny Energy with DQE and related litigation.

*    West Virginia Fuel Review

        On February 26, 1999, the Public Service Commission of West Virginia (W.Va. PSC) entered an Order to initiate a fuel review proceeding to establish a fuel increment in rates for the Company to be effective July 1, 1999 through June 30, 2000. On June 29, 1999, the W.Va. PSC approved a joint stipulation and agreement between the Company and the intervenors. Under the agreement, the parties are to negotiate further in an effort to more closely align the Company's West Virginia rate schedules with the West Virginia rate schedules of The Potomac Edison Company, an affiliate, and to petition to reopen this case if they are successful. Absent such agreement by October 15, 1999, the rates were to revert to the originally proposed rates in this case. This change would have been effective November 1, 1999 and would have increased the Company's fuel rates by $10.9 million. On October 15, 1999, the parties filed a "Status Report and Agreement to Continue." The Agreement stated that the parties had met and exchanged proposals but more time was needed to review the matter. The parties agreed to continue discussions until January 31, 2000. If the parties have not reached an agreement by that date, then the rates as previously proposed would become effective February 15, 2000 with no further approval or action required of the W.Va. PSC. These changes, if implemented, will have no effect on the Company's net income.


*    Ohio and West Virginia Deregulation

        See Electric Energy Competition on page 19 for ongoing information regarding restructuring in Ohio and West Virginia.

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


Review of Operations

EARNINGS SUMMARY

        Net income for the third quarter of 1999 was $26.6 million compared with $25.2 million in the corresponding 1998 period. For the first nine months of 1999, net income was $68.4 million compared with $61.3 million for the corresponding 1998 period. The increase in net income for the third quarter of 1999 was due primarily to increased kilowatt-hour (kWh) sales to residential customers due to summer weather that was 7% warmer than the relatively cool summer of 1998, as measured by cooling degree days. The increase in net income in the first nine months of 1999 is primarily attributed to increased retail kWh sales, including increased sales to residential customers due to winter weather that was 21% cooler than the relatively warm winter of 1998, as measured by heating degree days, and summer weather that was warmer than 1998, as measured by cooling degree days. The increase is also due to reduced maintenance and interest expenses.


SALES AND REVENUES

        Percentage changes in revenues and kWh sales by major retail customer classes were:

                                 Change from Prior Periods
                       Three Months Ended          Nine Months Ended
                          September 30                September 30
                       Revenues       kWh          Revenues      kWh

Residential              6.7%         7.5%           7.7%        7.3%
Commercial              (3.5)        (3.3)           2.6         1.7
Industrial               (.6)         2.0            3.2         2.5
  Total                  1.5%         2.4%           4.8%        3.6%


        The changes in residential kWh sales, which are more weather sensitive than the other classes, were due primarily to changes in customer usage because of weather conditions, and to a lesser extent, growth in the number of customers. Third quarter residential kWh sales were affected by weather that was 7% warmer than the corresponding 1998 period, as measured by cooling degree days. In addition, nine months ended kWh sales were also affected by first quarter winter weather that was 21% cooler than 1998 and 2% warmer than normal as measured by heating degree days. Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The decrease in commercial kWh sales in the third quarter of 1999 reflects a decrease in customer usage. The increase in commercial kWh sales in the first nine months of 1999 primarily reflects growth in the number of customers. The increases in industrial kWh sales in both periods were due to increased kWh sales to iron and steel customers and to paper and printing product customers. The increases also reflect continued economic growth in the service territory.

        The changes in revenues from retail customers resulted from the following:

                                      Change from Prior Periods
                           Three Months Ended          Nine Months Ended
                              September 30                September 30
                                       (Millions of Dollars)

Fuel clauses                      $ .7                       $ 8.5
All other                          1.5                        10.7
  Net change in retail
    revenues                      $2.2                       $19.2


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

        All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The increases in the three and nine months ended periods for all other retail revenues was primarily due to increased kWh sales due to customer usage which resulted from first quarter winter weather that was cooler than the 1998 period and third quarter summer weather that was hotter than the 1998 period.

        Wholesale and other revenues were as follows:

                                 Three Months Ended     Nine Months Ended
                                    September 30           September 30
                                  1999        1998      1999         1998
                                          (Millions of Dollars)

Wholesale customers              $ 1.1       $ 1.4     $ 3.4        $ 3.9
Affiliated companies              22.0        23.0      64.5         60.6
Street lighting and other          1.6         1.8       5.1          5.1
  Total wholesale and other
    revenues                     $24.7       $26.2     $73.0        $69.6

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

        Revenues from bulk power transactions include sales of bulk power and transmission services to power marketers and other utilities. Bulk power and transmission services revenues for the three and nine months ended periods of 1999 and 1998 were as follows:

                                 Three Months Ended     Nine Months Ended
                                    September 30           September 30
                                  1999        1998      1999         1998
                                           (Millions of Dollars)
Revenues:
  Transmission services to
    nonaffiliated companies       $4.5        $4.7     $ 9.6        $ 9.4
  Bulk power                       2.9         2.5       5.9          8.7
    Total bulk power trans-
      actions, net                $7.4        $7.2     $15.5        $18.1


        Revenues from bulk power transactions in the nine months ended period of 1999 decreased from the same period of 1998. Increased revenues from bulk power transactions in the first nine months of 1998 were high due to increased sales of energy which occurred primarily in the month of June 1998 as a result of a heat wave which increased the demand and prices for energy. The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, are currently recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses, either positively or negatively, depends on whether the Company is a net buyer or seller of electricity during such periods.


OPERATING EXPENSES

        Fuel expenses for the third quarter and the first nine months of 1999 decreased by 3.4% and increased by .8%, respectively. The decrease in the third quarter was due to a 9.2% decrease in average fuel prices, offset in part by a 4.1% increase in kWh's generated. The increase in kWh's generated in the three months ended September 1999 was primarily the result of increased sales to retail customers and to power marketers and other utilities. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on net income.

        Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to Allegheny Generating Company (AGC), an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Energy System at any given time and consists of the following items:

                                 Three Months Ended     Nine Months Ended
                                    September 30           September 30
                                  1999        1998      1999         1998
                                           (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*       $13.0       $15.8     $47.9        $50.9
    Other                          4.1         4.6       9.4          8.2
  Power exchanges, net             (.8)        (.7)      (.7)         (.4)
Affiliated transactions:
  AGC capacity charges             5.0         4.9      14.6         14.1
  Energy and spinning
    reserve charges                -           -         -             .1
    Purchased power and
      exchanges, net             $21.3       $24.6     $71.2        $72.9

*PURPA cost (cents per kWh)        4.9         4.9       5.2          5.1


        None of the Company's purchased power contracts are capitalized since there are no minimum payment requirements absent associated kWh generation and under a regulated environment recovery of these costs are reasonably assured.

        The decrease in purchased power from PURPA generation for the three months ended September 1999 was primarily due to reduced generation at all three of the PURPA projects from which the Company purchases generation.

        Maintenance expenses in the nine months ended September 30, 1999 decreased $1.9 million. This decrease was primarily due to $2.5 million of incremental transmission and distribution (T&D) storm damage expenses incurred in June 1998 for an unusually strong thunderstorm in the Company's service territory. Maintenance expenses represent costs incurred to maintain the power stations, the T&D system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

       Depreciation expense in the three and nine months ended
September 30, 1999 increased due to increased investment.

        Taxes other than income taxes decreased $1.1 million in the first nine months of 1999 due primarily to an adjustment of a prior period related to increased West Virginia Business and Occupation Taxes.

        The decreases in federal and state income taxes in the third quarter and first nine months of 1999 were primarily related to the Company's share of tax savings in consolidation related to its Parent, Allegheny Energy, Inc. The decrease in the nine months ended period was offset in part by increased taxes due to an increase in income before taxes.

        The decrease in interest on long-term debt in the first nine months of 1999 of $1.1 million resulted primarily from reduced long-term debt and lower interest rates.

        Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as associated rates.


Financial Condition and Requirements

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the following information.

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Note 4 to the Financial Statements for information about Allegheny Energy's proposed merger with DQE.

*    Market Risk

        The Company supplies power in the bulk power markets. At September 30, 1999, the marketing books for such operations consisted primarily of fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity. These transactions result in market risk, which occurs when the market price of a particular obligation or entitlement varies from the contract price.

*    Issuance of Long-Term Debt

        In April 1999, the Company issued $7.7 million of 5.50%
30-year pollution control revenue notes to Pleasants County, West
Virginia.

*    Long-Term Debt Due Within One Year

        The Company's long-term debt due within one year at September 30, 1999 represents $65 million of 5-5/8% first mortgage bonds due April 1, 2000.

*    Year 2000 Readiness Disclosure

        The transition from 1999 into the Year 2000 (Y2K) has the potential to cause serious problems to most organizations, including the Company, related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company has been working under a comprehensive Y2K program to identify and remediate the problem areas in order to continue operations without significant problems in 2000 and beyond. An Executive Task Force is coordinating the efforts of 24 separate Y2K Teams, representing all business and support units in the Company.

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

        The industry's and the System's efforts for each of these three components include inventory, assessment and, where possible, remediation of the problem areas by repair, replacement or removal, supplemented by confirmation testing and contingency plans. Contingency plans include alternate methods of certain operations to help avoid electric service or business interruptions, and the review and update of restoration of service plans to mitigate the severity and length of interruptions in the unlikely event that any should occur.

        Based on this work, the Company has determined that as of September 30, 1999 all of its critical components and systems related to safety and the production and distribution of electricity are Y2K Ready, and all but one of its important business systems are also Ready. Remediation on this one remaining system related to customer billing has been completed and system testing is in progress. Although the system is expected to be Y2K Ready in November, the Company has contingency plans to continue operations without the system if necessary.
The Company has defined Y2K Ready to mean that a determination has been made by testing or other means that a component or system will be able to perform its critical functions.

        The Company's readiness program has been conducted in accordance with time schedules recommended by state regulatory commissions and by NERC. As is the case of most electric utilities, Allegheny Energy is interconnected with neighboring utilities, which provide added strength of supply diversity and flexibility. But the interconnections also mean that any one utility's Y2K readiness is related to the readiness of the group. Integrated electric utilities are uniquely reliant on each other to avoid, in a worst case situation, a cascading failure of the entire electrical system. The Company is working with the Edison Electric Institute, the Electric Power Research Institute, the NERC, and the East Central Area Reliability Agreement group
(ECAR) to capitalize on industry-wide experiences and to participate in industry-wide testing and contingency planning. Since the Company and its neighboring utilities in the ECAR group are all participants in the NERC Y2K effort (which had a target completion date of June 30 for critical systems related to production and delivery of electricity), the Company believes that this worst case possibility has been reduced to an unlikely event. The Company has recently re-tested its existing contingency plans for restoration of service even if this unlikely event were to occur.

        As part of the on-going NERC program, the Company participated in industry-wide Y2K drills on April 9 and September 9, 1999. While the electric utility industry is aware of the extensive Y2K programs of the major telecommunications companies, the industry has determined that telecommunication facilities are so important to continued operations that we must have contingency plans just in case some of those facilities may not be available. The drills were dry runs designed primarily to test the ability of utilities to continue to operate with less than normal telecommunication facilities. During the tests, the Company was able to maintain adequate communications under simulated failures of selected systems, and obtained valuable information for improvement of its plans. NERC has reported that the industry-wide tests produced similar results. On December 31, 1999, the Company will have extra staff in critical areas of the system to implement these and other contingency plans if they are required.

        The SEC requires that each company disclose its estimate of the "most reasonably likely worst case scenario" of a negative Y2K event. Since the Company and the industry are working diligently to avoid any disruption of electric service, the Company believes its customers will not experience any significant long-term disruptions of electric service. It is the Company's opinion that the "most reasonably likely worst case scenario" is a Y2K event or series of events that may cause isolated disruptions of service. All utilities, including the Company, have experience in the implementation of existing restoration of service plans. As stated above the Company's Y2K program includes a review and update of these plans to respond quickly to any such events.

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

        Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the Y2K work has been significant, it primarily represents a labor-intensive effort of remediation, component testing, multiple systems testing, documentation, and contingency planning. While outside contractors and equipment vendors have been employed for some of the work, the Company has used its own employees for most of the effort because of their experience with the Company's systems and equipment. The Company currently estimates that its total incremental expenditures for the Y2K effort since it began identification of Y2K costs will be up to about $5 million of which $4 million has been incurred through September 30, 1999. These expenditures are financed by internal sources and primarily result from the purchase of external expert assistance by the Generation and Information Services departments. The expenditures have not required a material reduction in the normal budgets and work efforts of these departments.

     The descriptions herein of the Company's Y2K effort are made pursuant to the Year 2000 Information and Readiness Disclosure Act. Forward-looking statements herein are made pursuant to the Private Securities Litigation Reform Act of 1995. There can be no assurance that actual results will not materially differ from expectations.

*    Electric Energy Competition

        The electricity supply segment of the electric utility industry in the United States is becoming increasingly competitive. The Energy Policy Act of 1992 began the process of deregulating the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become more competitive as companies began to engage in nationwide power trading. In addition, an increasing number of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. Legislation before the U.S. Congress to restructure the nation's electric utility industry cleared an important hurdle on October 28, 1999 when a House Commerce Committee subcommittee gave its approval to the bill. The bill will now move on to the full Commerce Committee where it will be considered next year.

        In the absence of federal legislation, state-by-state implementation has begun. All of the states the operating subsidiaries serve are at various stages of implementation or investigation of programs that allow customers to choose their electric supplier. Pennsylvania is furthest along with a retail program in place, while Maryland, Virginia, and Ohio passed legislation this year to implement retail choice. West Virginia continues to actively study this issue. West Penn, an affiliate, is currently implementing a settlement agreement to create competition for electricity supply in Pennsylvania. Potomac Edison, an affiliate, filed a settlement agreement to introduce generation competition with the Maryland PSC on September 23, 1999. Maryland PSC approval is expected before the end of 1999.


Activities at the Federal Level

        The Company continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the Company unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 of the Public Utility Regulatory Policies Act of 1978 (PURPA), are repealed or significantly revised. The Company continues to advocate the repeal of PUHCA and PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power.
While the bill does not mandate a date certain for customer choice, several key provisions favored by the Company are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important

Company priorities by repealing the PUHCA and the mandatory purchase provisions of the PURPA. Consensus remains elusive with significant hurdles remaining in both houses of Congress. It is too early to tell whether momentum on the issue will result in legislation in the current Congress.


Ohio

        The Ohio General Assembly ended five years of debate on June 22, 1999 when it passed legislation to restructure the electric utility industry. Governor Taft added his signature soon thereafter, and all of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Total electric rates will be frozen over that period, and residential customers are guaranteed a five percent cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by The Public Utilities Commission of Ohio. The bill stipulates that no entity shall own or control transmission facilities after the start of competitive retail electric service. Customer protections were kept intact with a low-income assistance plan and a one-time forgiveness of past debts for low-income and handicapped customers. In regard to renewable energy, the bill requires that electric generators purchase excess electricity from small businesses and homes using renewable energy sources. In addition, a customer's bill will list what fuel was expended to produce the electricity and what emissions were created.


West Virginia

        In March 1998, legislation was passed by the West Virginia Legislature that directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. Interested parties formed a Task Force that met during 1998, but the Task Force was unable to reach a consensus on a model for restructuring. The W.Va. PSC held hearings in August 1999 that addressed certification, licensing, bonding, reliability, universal service, consumer protection, code of conduct, subsidies, and stranded costs. The August hearings have concluded and the W.Va. PSC has stated that it would issue an order after November 1, 1999. The Order will have a determination as to whether deregulation is in the best interest of West Virginia, and if so, a plan may be issued with it. Informal negotiations with all of the parties will continue beyond the November 1 Commission-imposed deadline to seek consensus on a restructuring plan, although no agreements have been reached to date.


The status of electric energy competition in Virginia, Maryland, and Pennsylvania in which affiliates of the Company serve are as follows:

Virginia

        The Virginia Electric Utility Restructuring Act (the "Restructuring Act") was passed by the Virginia General Assembly on March 25, 1999 and was signed by the Governor of Virginia on March 29, 1999. The Legislative Transition Task Force on Electric Utility Restructuring, which was established by the Restructuring Act, held hearings this summer on a number of issues concerning the implementation of retail competition in Virginia. Working groups continued to meet with State Corporation Commission staff, comments were filed, and Commission hearings were held to discuss the nature of and the rules governing the proposed retail pilot programs of other utilities in the state.

Maryland

        On April 8, 1999, Maryland Governor Glendening signed the legislation that will bring competition to Maryland's electric generation market. The Maryland PSC is in the process of implementing the new law. Final Electric Restructuring Roundtable reports were filed with the Commission in May and legislative-style hearings were held this summer on the Roundtable reports. The Commission is expected to issue decisions on those aspects of restructuring by the end of the year.

        On September 23, the Company filed a Settlement Agreement (covering the Company's stranded cost quantification mechanism, price protection mechanism, and unbundled rates) with the Maryland PSC. The Agreement was signed by all parties active in the case except Eastalco, who stated although they did not sign the agreement, they would not oppose it. The settlement agreement, which is subject to Commission approval, includes the following provisions:

* The ability for nearly all of our 208,000 Maryland customers to have the option of choosing an electric generation supplier starting July 1, 2000.

* The authorization to transfer generating assets to a non-regulated corporate entity at book value on July 1, 2000.

* A reduction in base rates of 7% for residential customers from 2002 through 2008 ($10.4 million each year, totaling $72.8 million). A reduction in base rates of one-half a percent for the majority of commercial and industrial customers from 2002 through 2008 ($1.5 million each year, totaling $10.5 million).

* Standard Offer Service (provider of last resort) will be provided to residential customers during a transition period from July 1, 2000 to December 31, 2008 and to all other customers during a transition period of July 1, 2000 to December 31, 2004.

* A cap on generation rates for residential customers from 2002 through 2008. Generation rates for non-residential customers are capped from 2002 through 2004.

* A cap on transmission and distribution rates for all customers from 2002 through 2004.

* Unless the Company is subject to significant changes that would materially affect the Company's financial condition, the parties agree not to seek a reduction in rates which would be effective prior to January 1, 2005.

* The recovery of all purchased power costs incurred as a result of our contract to buy generation from the AES Warrior Run PURPA cogeneration contract.

* The establishment of a fund for the development and use of energy-efficient technologies.

        On October 4, the Company filed unbundled rates covering the period 2000-2008. The Commission held public hearings regarding the settlement agreement on October 14 and October 18. A final Commission decision is expected before the end of 1999.


Pennsylvania

        As previously disclosed, beginning in January 1999, two-thirds of the customers of the Company's Pennsylvania affiliate, West Penn Power Company, were permitted to choose an alternate electricity supplier. Remaining customers can do so in January 2000.


Accounting for the Effects of Price Deregulation

        In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101," which concluded that utilities should discontinue application of Statement of Financial Accounting Standards (SFAS) No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. Because Ohio has passed legislation for a deregulation plan, the Company has determined that it will be required to discontinue use of SFAS No. 71 for the generation portion of its business (the Ohio portion) on an uncertain future date. West Virginia has not yet developed a restructuring plan. One of the conclusions of the EITF is that after discontinuing SFAS No. 71, utilities should continue to carry on their books the assets and liabilities recorded under SFAS No. 71 if the regulatory cash flows to settle them will be derived from the continuing regulated transmission and distribution business. Additionally, continuing costs and obligations of the deregulated generation business which are similarly covered by the cash flows from the continuing regulated business will meet the criteria as regulatory assets and liabilities. The Ohio legislation establishes definitive processes for transition to deregulation and market-based pricing for electric generation. Until relevant regulatory proceedings are complete and final orders are received, the Company is unable to predict the effect of discontinuing SFAS No. 71, but it may be required to write off unrecoverable regulatory assets, impaired assets, and uneconomic commitments.

                   MONONGAHELA POWER COMPANY

            Part II - Other Information to Form 10-Q
              for Quarter Ended September 30, 1999



ITEM 1.   LEGAL PROCEEDINGS

          The MidAtlantic case, previously reported as an ongoing litigation matter, has been settled and an Order was entered on July 9, 1999 dismissing the case with prejudice.

          As of September 30, 1999, the Company has been named as a defendant, along with multiple other defendants in a total of approximately 8,626 asbestos cases. The Potomac Edison Company and West Penn Power Company, affiliates of the Company, were named as defendants along with multiple other defendants in approximately one-half of those cases. As of September 30, 1999, a total of 878 cases have been settled and/or dismissed against the Company, The Potomac Edison Company, and West Penn Power Company for reasonable settlement amounts. While the Company, The Potomac Edison Company, and West Penn Power Company believe that all of the cases are without merit, they cannot predict the outcome nor are they able to determine whether additional cases will be filed.

          As previously reported, on October 5, 1998, DQE, Inc.
(DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., notified the Company's parent, Allegheny Energy, Inc. (Allegheny Energy) that it had unilaterally decided to terminate the merger. In response, Allegheny Energy filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a lawsuit for specific performance of the Merger Agreement or, alternatively, damages. On March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of Allegheny Energy's motion for preliminary injunction, enjoining DQE from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, Allegheny Energy may be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that Allegheny Energy could be irreparably harmed if DQE took actions that would prevent Allegheny Energy from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

          The District Court denied DQE's motion for summary judgment. The District Court has held a trial on October 18-28, 1999, without a jury, on the issues of whether DQE's termination of the Merger Agreement breached the agreement and whether Allegheny Energy is entitled to specific performance. A decision by the District Court is expected by the end of 1999. Allegheny Energy cannot predict the outcome of this litigation. However, Allegheny Energy believes that DQE's basis for terminating the merger is without merit. Accordingly, Allegheny Energy continues to seek the necessary regulatory approvals. It is not likely any agency will act further on the merger unless Allegheny Energy obtains judicial relief requiring DQE to move forward.

ITEM 5.   OTHER EVENTS

          The Attorney General of the State of New York and the Attorney General of the State of Connecticut in their letters dated September 15, 1999 and November 3, 1999, respectively, notified Allegheny Energy, Inc. (Allegheny Energy) of their intent to commence civil actions against Allegheny Energy or its subsidiaries (West Penn Power Company, Monongahela Power Company, The Potomac Edison Company, and AYP Energy, Inc.) alleging violations at the Fort Martin power station under the Federal Clean Air Act, which requires power plants that make major modifications to comply with the same emission standards applicable to new power plants. Similar actions may be commenced by other governmental authorities in the future. Fort Martin is a station located in West Virginia jointly owned by West Penn Power Company, Monongahela Power Company, The Potomac Edison Company, and AYP Energy, Inc. Both Attorneys General stated their intent to seek injunctive relief and penalties.

          In addition, the Attorney General of the State of New York in his letter indicated that he may assert claims under the State common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of Fort Martin power station.

          At this time, Allegheny Energy and its subsidiaries are not able to determine what impact, if any, these actions taken by the Attorneys General of New York and Connecticut may have on them.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:
          (27)  Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1999.





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



November 15, 1999