Form 10-Q
period 2000-03-31
MONONGAHELA POWER CO /OH/
filed 2000-05-15
CIK 67646

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended March 31, 2000


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

   At May 15, 2000, 5,891,000 shares of the Common Stock ($50 par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

                   MONONGAHELA POWER COMPANY

           Form 10-Q for Quarter Ended March 31, 2000


                             Index

                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Statement of Income - Three months ended
   March 31, 2000 and 1999                                    3


  Balance Sheet - March 31, 2000
   and December 31, 1999                                      4


  Statement of Cash Flows - Three months ended
   March 31, 2000 and 1999                                    5


  Notes to Financial Statements                              6-9


  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                      10-20



PART II--OTHER INFORMATION                                    21

                                MONONGAHELA POWER COMPANY
                                   Statement of Income
                                  (Thousands of Dollars)


                                                       Three Months Ended
                                                            March 31
                                                      2000           1999

UTILITY OPERATING REVENUES:
    Residential                                   $    69,743    $    57,998
    Commercial                                         38,231         32,060
    Industrial                                         54,256         52,743
    Wholesale and other, including affiliates          27,673         24,787
    Bulk power transactions, net                        3,574          3,054
               Total Operating Revenues               193,477        170,642

OPERATING EXPENSES:
  Operation:
     Fuel                                              36,308         37,547
     Purchased power and exchanges, net                37,669         26,526
     Deferred power costs, net                          2,065            283
     Other                                             23,925         21,801
  Maintenance                                          17,672         16,407
  Depreciation and amortization                        16,801         15,345
  Taxes other than income taxes                        11,563          9,686
  Federal and state income taxes                       14,756         12,726
               Total Operating Expenses               160,759        140,321
               Operating Income                        32,718         30,321

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                            171            124
   Other income, net                                    1,935          1,253
               Total Other Income and Deductions        2,106          1,377

               Income Before Interest Charges and
                  Extraordinary Charge, Net            34,824         31,698

INTEREST CHARGES:
   Interest on long-term debt                          10,005          7,882
   Other interest                                         560            772
   Allowance for borrowed funds used during
      construction                                       (159)          (206)

               Total Interest Charges                  10,406          8,448


Income Before Extraordinary Charge                     24,418         23,250
Extraordinary Charge, net                             (58,227)         -
NET (LOSS) INCOME                                 $   (33,809)   $    23,250


See accompanying notes to financial statements.

                                   MONONGAHELA POWER COMPANY
                                         Balance Sheet
                                     (Thousands of Dollars)



                                                                March 31,    December 31,
ASSETS:                                                            2000          1999
   Property, Plant, and Equipment:
        Utility plant                                         $  2,127,009  $  2,126,482
        Nonutility plant                                             2,523           983
        Construction work in progress                               48,446        46,138
                                                                 2,177,978     2,173,603
        Accumulated depreciation                                  (968,377)     (958,867)
                                                                 1,209,601     1,214,736
   Investments and Other Assets:
        Allegheny Generating Company - common stock at equity       41,363        41,713
        Excess of cost over net assets acquired                     26,161        26,325
        Other                                                          155           170
                                                                    67,679        68,208
   Current Assets:
        Cash                                                         4,216         3,826
        Accounts receivable:
            Utility service                                         78,026        78,977
            Affiliated and other                                    71,473        87,345
            Allowance for uncollectible accounts                    (4,227)       (4,133)
        Notes receivable from affiliate                             27,750        -
        Materials and supplies - at average cost:
            Operating and construction                              21,908        22,127
            Fuel                                                    16,859        16,049
        Prepaid taxes                                               15,444        23,320
        Other, including current portion of regulatory assets        3,839         4,708
                                                                   235,288       232,219
   Deferred Charges:
        Regulatory assets                                           92,103       145,176
        Unamortized loss on reacquired debt                         10,860        16,810
        Other                                                       15,425        16,569
                                                                   118,388       178,555

              Total Assets                                    $  1,630,956  $  1,693,718

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                          $    294,550  $    294,550
        Other paid-in capital                                        2,441         2,441
        Retained earnings                                          246,892       281,960
                                                                   543,883       578,951
        Preferred stock                                             74,000        74,000
        Long-term debt and QUIDS                                   506,418       503,741
                                                                 1,124,301     1,156,692
   Current Liabilities:
        Notes payable to affiliate                                  -             28,650
        Long-term debt due within one year                          65,000        65,000
        Accounts payable                                            45,842        40,016
        Accounts payable to affiliates                              43,297        67,312
        Taxes accrued:
            Federal and state income                                18,613         2,260
            Other                                                   15,488        24,235
        Interest accrued                                             9,843         5,883
        Other                                                       18,847        11,647
                                                                   216,930       245,003
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                               13,470        14,007
        Deferred income taxes                                      210,164       248,987
        Regulatory liabilities                                      51,066        13,961
        Other                                                       15,025        15,068
                                                                   289,725       292,023

              Total Capitalization and Liabilities            $  1,630,956  $  1,693,718



See accompanying notes to financial statements.

                               MONONGAHELA POWER COMPANY
                                Statement of Cash Flows
                                 (Thousands of Dollars)



                                                                     Three Months Ended
                                                                           March 31

                                                                       2000       1999
CASH FLOWS FROM OPERATIONS:
        Net (loss) income                                           $ (33,809) $  23,250
        Extraordinary charge, net of taxes                             58,227       -
        Income before extraordinary charge                             24,418     23,250

        Depreciation and amortization                                  16,801     15,345
        Deferred investment credit and income taxes, net               (1,004)      (375)
        Deferred power costs, net                                       2,065        283
        Unconsolidated subsidiaries' dividends in excess of earnings      366        809
        Allowance for other than borrowed funds used
               during construction                                       (171)      (124)
        Changes in assets and liabilities:
                  Accounts receivable, net                             16,917    (88,712)
                  Materials and supplies                                 (591)      (665)
                  Prepaid taxes                                         7,876      4,743
                  Accounts payable                                    (18,189)    85,035
                  Taxes accrued                                         7,606      8,464
                  Interest accrued                                      3,960      1,456
                  Other current liabilities                             7,200      4,775
        Other, net                                                       (896)    (1,038)
                                                                       66,358     53,246

CASH FLOWS FROM INVESTING:
        Construction expenditures (less allowance for other
             than borrowed funds used during construction)            (10,870)    (7,052)


CASH FLOWS FROM FINANCING:
        Short-term debt, net                                             -       (43,500)
        Funds on deposit with trustees                                  2,561       -
        Notes payable to affiliates                                   (28,650)      -
        Notes receivable from affiliates                              (27,750)      -
        Dividends on capital stock:
            Preferred stock                                            (1,259)    (1,259)
                                                                      (55,098)   (44,759)


NET CHANGE IN CASH                                                        390      1,435
Cash at January 1                                                       3,826      1,835
Cash at March 31                                                    $   4,216  $   3,270


SUPPLEMENTAL CASH FLOW INFORMATION
        Cash paid during the period for:
               Interest (net of amount capitalized)                    $6,187     $6,604
               Income taxes                                            (3,156)      (375)



See accompanying notes to financial statements.

                   MONONGAHELA POWER COMPANY

                 Notes to Financial Statements


1. Monongahela Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc (the Parent). The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1999 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.


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

   Following is a summary of income statement information for
   AGC:

                                               Three Months Ended
                                                    March 31
                                               2000        1999
                                             (Thousands of Dollars)

   Electric operating revenues              $17,155     $17,857

   Operation and maintenance expense          1,366       1,611
   Depreciation                               4,244       4,245
   Taxes other than income taxes              1,133       1,132
   Federal income taxes                       1,829       2,414
   Interest charges                           3,305       3,403
   Other income, net                              -          (1)
     Net income                             $ 5,278     $ 5,053


  The Company's share of the equity in earnings above was $1.4 million for each of the three month periods ended March 31, 2000 and 1999, and is included in other income, net, on the Company's Statement of Income.

4.The West Virginia Legislature passed House Concurrent
  Resolution 27 on March 11, 2000 approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC) with certain modifications. The need for further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice.
  The Company expects the West Virginia Legislature to pass the necessary tax law changes in their next session in the first quarter of 2001 and the implementation of the deregulation plan is expected to occur in mid-2001. Among the provisions of the plan are the following:

   * Customer choice will begin for all customers when the plan is implemented (expected in mid-2001).

   * Rates for electricity service will be unbundled at current levels and capped for four years, with power supply rates transitioning to market rates over the next six years for the residential and small commercial customers.

             After year 7, the power supply rate for large commercial and industrial customers will no longer be regulated.

   * The Company is permitted to transfer its West Virginia jurisdictional generating assets to its non-regulated generation affiliate, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) at book value.

   * The Company will recover the cost of its non-utility generation contracts through a series of surcharges applied to all customers over 10 years.

   *    Industrial customers will receive a 3% rate reduction.

   * A special "Rate Stabilization" account of $42.6 million will be established by the Company for residential and small business customers to mitigate the impact of the market price of power as determined by the W. Va. PSC.

5.In 1997, the Emerging Issues Task Force (EITF) issued EITF
  No. 97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statement Nos. 71 and 101." The EITF agreed that, when a rate order that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the entity should cease to apply the Financial Accounting Standards Board's (FASB) Statement of Financial Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," to that separable portion of its business.

  On March 11, 2000, the West Virginia Legislature passed House Concurrent Resolution 27 based on a company specific electric deregulation plan submitted by the W. Va. PSC. As required by EITF 97-4, the Company discontinued the application of SFAS No. 71 for its electric generation operations in its West Virginia jurisdiction in the first quarter of 2000. The Company recorded under the provisions of SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," an extraordinary charge of $58.2 million in the first quarter of 2000 to reflect unrecoverable net regulatory assets that will not be collected from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan as shown below:

                                                 Gross    Net-of-Tax
                                                (Millions of Dollars)
   Unrecoverable regulatory assets               $54.1      $32.5
   Rate stabilization obligation                  42.6       25.7
     2000 extraordinary charges                  $96.7      $58.2

6. The Balance Sheet includes the amounts listed below for generation assets not subject to SFAS No. 71.
                                                 March     December
                                                  2000       1999
                                               (Millions of Dollars)
   Property, plant and equipment at
     original cost                              $978.1      $   -
   Amounts under construction included above      26.0          -
   Accumulated depreciation                     (525.5)         -

   The Company expects to transfer these assets to Allegheny
   Energy Supply in 2001 based on the deregulation plan approved by the W. Va. PSC as discussed in Note 4.

7. All of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935. Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the

   Company for the three months ended March 31, 2000 and 1999 were $30.8 million and $25.8 million, respectively. The
   Company buys power from and sells power to its affiliates at tariff rates approved by the FERC.

8. The Company and its utility affiliates, The Potomac Edison Company (Potomac Edison) and West Penn Power Company (West Penn), collectively now doing business as Allegheny Power, are engaged in the generation (except West Penn), purchase, transmission, distribution, and sale of electric energy. Also, with the purchase of West Virginia Power in December 1999, the Company is now involved in the procurement and delivery of natural gas. The Company operates as a single utility segment in the states of Ohio and West Virginia.

                   MONONGAHELA POWER COMPANY

   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations



  COMPARISON OF FIRST QUARTER OF 2000 WITH FIRST QUARTER OF 1999


     The Notes to Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of
Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the following
Management's Discussion and Analysis information.

Factors That May Affect Future Results

     This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by Monongahela Power Company (the Company) and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

     Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental, legislative, and regulatory changes; the Company's ability to compete in unregulated energy markets; future economic conditions; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power and fuel for electric generation, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.


Significant Events in the First Quarter of 2000


West Virginia Deregulation

     The West Virginia Legislature passed House Concurrent Resolution 27 on March 11, 2000 approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W. Va. PSC) with certain modifications. As a result of West Virginia legislation, the Company discontinued the application of Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," for the electric generation portion of its West Virginia operations and has adopted SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71."

Accordingly, the Company recorded an extraordinary charge of $96.7 million ($58.2 million after taxes) during the first quarter of 2000. The write-off reflects unrecoverable net regulatory assets that will not be collected from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. See Notes 4 and 5 to the financial statements for details of the deregulation plan.

     See Electric Energy Competition for more information regarding restructuring in West Virginia.

Acquisition of Mountaineer Gas Company

     The Company previously reported plans to purchase
Mountaineer Gas Company, conditioned upon certain approvals.

     The Department of Justice and Federal Trade Commission, after reviewing the proposed acquisition and exploring antitrust issues, approved the acquisition.

     The Company filed a Form U-1 application with the Securities and Exchange Commission (SEC) in February 2000 requesting permission to acquire Mountaineer Gas Company. The Form U-1 filing is required because the Company is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

     A number of key intervenors in the Company's application to the W. Va. PSC signed a Joint Stipulation and Settlement Agreement in April 2000 to not oppose the Company's acquisition of Mountaineer Gas Company. The settlement agreement is subject to the approval of the W. Va. PSC and was presented at an
evidentiary hearing held by the   W. Va. PSC on April 17, 2000.

     The company anticipates that all required approvals will be granted by the end of the third quarter 2000. The closing date will occur shortly after all necessary approvals are received.

Rate Matters

     As previously reported, on February 26, 1999, the W. Va. PSC entered an order to initiate a fuel review proceeding to establish a fuel increment in rates for the Company and the Company's affiliate, The Potomac Edison Company (Potomac Edison) to be effective July 1, 1999, through June 30, 2000. If an agreement was not reached, the proposed fuel rates which would increase the Company's fuel rates by $10.9 million and decrease Potomac Edison's fuel rates by $8.0 million was scheduled to become effective March 15, 2000. The W. Va. PSC granted an extension, and the parties continue to negotiate.

Review of Operations

EARNINGS SUMMARY

     Net income for the first quarter of 2000, excluding an extraordinary charge of $58.2 million, net of taxes, was $24.4 million compared with $23.3 million in the corresponding 1999 period. The increase in net income for the first quarter of 2000 was due primarily to favorable earnings from the operations of the recently acquired West Virginia Power.

     The first quarter extraordinary charge of $58.2 million, net of taxes, reflects a write-off by the Company of costs determined to be unrecoverable as a result of West Virginia legislation requiring deregulation of electric generation and recognition of a rate stabilization obligation. As a result of the write-off, the loss for the first quarter of 2000 was $33.8 million.

SALES AND REVENUES

     The major retail customer classes (residential, commercial, and industrial) include electric and gas revenues as shown below:

                                          Three Months Ended
                                               March 31
                                          2000          1999
                                        (Thousands of Dollars)
Electric revenues                       $152.7        $142.8
Gas revenues                               9.5             -
  Total retail revenues                 $162.2        $142.8

     Percentage changes in electric revenues and kWh sales by major retail customer classes were:

                                    Change from Comparable Period
                                          of the Prior Year
                                      Revenues            kWh

Residential                               8.8%            8.5%
Commercial                               10.4            11.5
Industrial                                2.9             6.1
  Total                                   7.0%            7.9%

     The first quarter of 2000 includes gas revenues of $6.6 million in residential and $2.9 million in commercial related to the Company's acquisition of West Virginia Power in December
1999.

     The change in residential kWh sales, which are more weather sensitive than the other classes, was due primarily to sales related to the acquisition of the assets of West Virginia Power and growth in the number of customers. These increases were offset in part by changes in customer usage due to milder first quarter 2000 winter weather.

     Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The 11.5% increase in commercial kWh sales in the first quarter primarily reflects increased sales related to the acquisition of the assets of West Virginia Power and growth in the number of customers.

     The increase of 6.1% in industrial kWh sales was due to increased kWh sales to iron and steel and paper, printing, and publishing customers.

     Changes in utility revenues from retail customers resulted from the following:

                                    Change from Comparable Period
                                          of the Prior Year
                                        (Millions of Dollars)

Fuel clauses                                 $ 2.0
All other                                     17.4
  Net change in utility retail revenues*     $19.4

*Includes $9.5 million of retail gas revenues.

     Revenues reflect not only the changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which have little effect on net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customers' bills through fuel clauses. A fuel clause will cease to exist for the Company's West Virginia jurisdiction when the West Virginia deregulation plan is implemented which is expected to occur in mid-2001. The Company will then assume the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power.

     All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The increase in the first quarter for all other retail revenues was primarily the result of kWh sales and gas sales related to the recently acquired West Virginia Power.


Wholesale and other revenues were as follows:

                                            Three Months Ended
                                                  March 31
                                             2000        1999
                                           (Millions of Dollars)

Wholesale customers                          $ 1.8      $ 1.2
Affiliated companies                          23.5       21.9
Street lighting and other                      2.4        1.7
  Total wholesale and other revenues         $27.7      $24.8


     Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under Federal Energy Regulatory Commission (FERC) regulation. Competition in the wholesale market for electricity was initiated by the national Energy Policy Act of 1992 which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. The increase in first quarter 2000 wholesale customers revenue was due to wholesale customer revenue from the recently acquired West Virginia Power.

     Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy. The increase in street lighting and other revenues was due primarily to increased rental revenues.

     Bulk power transactions include sales of bulk power and transmission and other energy services to power marketers and other utilities. Bulk power and transmission and other energy services revenues for the first quarter of 2000 and 1999 were as follows:

                                             Three Months Ended
                                                  March 31
                                             2000        1999

kWh Transactions (in billions):
  Bulk power                                  .03         .03
  Transmission and other energy services
    to nonaffiliated companies                .67         .36
      Total                                   .70         .39

Revenues(Millions of Dollars):
  Bulk power                                 $ .7         $.9
  Transmission and other energy services
    To nonaffiliated companies                2.9         2.2
      Total                                  $3.6        $3.1


     Revenues from transmission and other energy services increased in the first quarter of 2000 primarily due to increased megawatt-hours (MWh) transmitted. The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, are currently recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses may be either positive or negative depending on whether the Company is a net buyer or seller of electricity during such periods and the open commitments which exist at such times. The impact of such price volatility was insignificant to the Company in the first quarter 2000 and 1999 periods because changes are passed to customers through operation of fuel clauses.

     A fuel clause will cease to exist for the Company's West Virginia jurisdiction when the deregulation plan is implemented which is expected to occur in mid-2001. The Company will then assume the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power in the West Virginia jurisdiction.

OPERATING EXPENSES

     Fuel expenses for the first quarter of 2000 decreased 3% due to a 6% decrease in average fuel prices, offset in part by a 3% increase related to kWh's generated. The decrease in average fuel prices was due to renegotiated fuel contracts.

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

Purchased Power and Exchanges, Net
                                             Three Months Ended
                                                  March 31
                                              2000        1999
                                           (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*                   $18.1       $18.5
    Other                                      7.1         2.5
  Purchased gas                                5.7
  Power exchanges, net                         1.6          .7
Affiliated transactions:
  AGC capacity charges                         5.2         4.8
    Purchased power and exchanges, net       $37.7       $26.5

*PURPA cost (cents per kWh)                    5.4 cents   5.4 cents


     The increase in other purchased power and the purchase of gas in the first quarter of 2000 was due primarily to serve the customers acquired through the acquisition of West Virginia
Power.

     The increase in other operation expenses of $2.1 million was due to expenses associated with serving the customers acquired through the acquisition of the assets of West Virginia Power and increased salaries and wages.

     The increase in maintenance expenses was due to increased power station maintenance and to transmission and distribution (T&D) maintenance expenses related to the West Virginia Power acquisition. Maintenance expenses represent costs incurred to maintain the power stations, the T&D system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

     Depreciation and amortization expense in the first quarter of 2000 increased due to increased investment.

     Taxes other than income taxes increased $1.9 million in the first quarter of 2000 due to increased West Virginia Business and Occupation Taxes and FICA taxes due in part to the acquisition of West Virginia Power.

     Federal and state income taxes increased $2.0 million primarily due to increased taxable income.

     The increase in other income, net of $.7 million was primarily due to increased interest income on investments and increased equity in earnings from the Company's 27% owned subsidiary, AGC.

     The increase in interest on long-term debt in the first quarter of 2000 of $2.1 million resulted primarily from increased average long-term debt outstanding primarily due to the acquisition of West Virginia Power in December 1999.

     The extraordinary charge in the first quarter of $96.7 million ($58.2 million, net of taxes) was required to reflect a write-off by the Company of net regulatory assets determined to be unrecoverable from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. The extraordinary charge was a result of West Virginia legislation requiring deregulation of electric generation. See Note 5 to the financial statements for additional information.

Financial Condition and Requirements

     The Company's discussion of Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the following information.

     In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

*    Impact of Change in Short-term Interest Rate

     A one percent increase in the short-term borrowing interest rate would increase projected interest expense by approximately
$.1 million for the nine months ended December 31, 2000 based on projected short-term borrowings.

*    Environmental Issue

     As previously reported, the Environmental Protection Agency's (EPA) nitrogen oxides (NOx) State Implementation Plan
(SIP) call regulation has been under litigation and on March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that basically upheld the regulation. However, an appeal of that decision was filed in April 2000 by the state and industry litigants. A court decision on whether to grant an appeal is expected within a few months. If the appeal is granted, a final decision could be issued by Spring 2001. Also in April 2000, the EPA filed a motion with the court to lift the previous court ordered stay of the September 1999 SIP submittal deadline by which the states must file their compliance plans to implement the NOx SIP call regulation. If the court grants the EPA's request, the new SIP submittal deadline would be September 1, 2000, and the compliance due date would remain May 1, 2003. A court decision on whether to grant EPA's motion is expected within a few months.

*    Electric Energy Competition

     The electricity supply segment of the electric industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the Federal Energy Regulatory Commission to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become more competitive as companies are engaging in nationwide power trading. In addition, an increasing number of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. Legislation before the U.S. Congress to restructure the nation's electric utility industry cleared an important hurdle on October 28, 1999, when a House Commerce Committee subcommittee gave its approval to a bill. The bill will now move on to the full Commerce Committee.

     In the absence of federal legislation, state-by-state implementation of deregulation of electric generation is under way. The five states in which the Company and its affiliates serve customers are at various stages of implementation or investigation of programs that allow customers to choose their electric supplier. Pennsylvania is furthest along with a retail program in place. Maryland has approved a deregulation plan for the Company's affiliate, Potomac Edison, which will begin July 1, 2000. West Virginia passed legislation approving a deregulation plan for the Company and its affiliate, Potomac Edison, which is expected to be implemented in mid-2001. Ohio and Virginia have passed legislation to adopt customer choice which requires further action by the regulatory agencies in those states regarding specific deregulation plans for the Company and its affiliates.

Activities at the Federal Level

     The Company continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the Company unless certain outmoded and anti-competitive laws, specifically the PUHCA and Section 210 (Mandatory Purchase Provisions) of the Public Utility Regulatory Policies Act of 1978 (PURPA), are repealed or significantly revised. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a date certain for customer choice, several key provisions favored by the Company are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Company priorities by repealing PUHCA and the mandatory purchase provisions of PURPA. Consensus remains elusive, with significant hurdles remaining in both houses of Congress. It is uncertain whether momentum on the issue will result in legislation in 2000.

     The Company has franchised regulated customers in Ohio and West Virginia.

Ohio Activities

     On June 22, 1999, the Ohio General Assembly passed legislation to restructure its electric utility industry. Governor Taft added his signature soon thereafter, and all of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Total electric rates will be frozen over that period, and residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by the Public Utilities Commission of Ohio (Ohio PUC). On January 3, 2000, the Company filed a transition plan with the Ohio PUC, including its claim for recovery of stranded costs of $21.3 million. The Ohio PUC is expected to hold hearings on the Company's transition plan filing and issue a decision by October 2000. Rulemaking proceedings to implement customer choice are ongoing at the Ohio PUC.

West Virginia Activities

     In March 1998, legislation was passed by the West Virginia Legislature that directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. In January 2000, the W.Va. PSC submitted a restructuring plan to the legislature for approval that would open full retail competition on January 1, 2001. Generation would be deregulated and electricity rates initially would be reduced for large commercial and industrial customers and then frozen for all customers for four years, with power supply rates gradually transitioning to market rates over the next six years. Other highlights of the plan include the ability to transfer generation assets, the transfer of control of transmission to a regional transmission organization by 2003, a utility-funded rate stabilization deferral mechanism to offset residential and small commercial rates in later years, a wires charge for customers who shop, and a systems benefit charge to assist low income customers and displaced employees in utility and related industries. The plan was endorsed by virtually all of the interested parties, including the Company and it's affiliate, Potomac Edison. On March 11, 2000, the West Virginia Legislature approved the Commission's plan, but assigned the tax issues surrounding the plan to the 2000 Legislative Interim Committees to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan. The start date of competition is contingent upon the necessary tax changes being made and approved by the legislature. The Company expects that implementation of the deregulation plan will occur in mid-2001. The W. Va. PSC is currently in the process of developing the rules under which competition will occur. Associated rulemaking proceedings are scheduled for the remainder of this year.

     The status of electric energy competition in Maryland, Pennsylvania, and Virginia in which affiliates of the Company serve are as follows.


Maryland Activities

     On September 23, 1999, a settlement agreement between the Company's affiliate, Potomac Edison, the Staff of the Maryland Public Service Commission (Maryland PSC), and other parties working to implement customer choice and deregulation of electric generation for Potomac Edison in Maryland was filed with the Maryland PSC. On December 23, 1999, Maryland PSC approved the settlement agreement, which provides nearly all of Potomac Edison's 211,000 Maryland customers with the ability to choose an electric generation supplier starting July 1, 2000. Potomac Edison filed an application on December 15, 1999, to transfer its Maryland generating assets at book value to an affiliate in accordance with Section 7-508 of the Electric Customer Choice and Competition Act of 1999. A Maryland PSC decision approving the transfer of the generating assets is expected prior to July 1, 2000.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania far exceed that of any other state so far. However, for the Company's affiliate, West Penn Power Company, less than 12,500 of its 680,500 Pennsylvania customers have chosen an alternate energy supplier. West Penn Power Company has retained about 98% of its Pennsylvania customers through April 1, 2000. More than 100 electric generation suppliers have been licensed to sell to retail customers in Pennsylvania

Virginia Activities

     On March 25, 1999, Governor Gilmore signed the Virginia Electric Utility Restructuring Act (Restructuring Act) passed by the Virginia General Assembly. All utilities must submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004. The Restructuring Act was amended during the 2000 General Assembly legislative session. In addition to a number of clarifying and technical changes, the amendments direct the State Corporation Commission to prepare for legislative approval a plan for competitive metering and billing and authorize the Commission to implement a consumer education program on electric choice funded through the Commission's regulatory tax. Legislation was also adopted in 2000 governing the ability of rural electric cooperatives to engage in competitive businesses, including certain restrictions on the competitive sale of electricity by cooperatives and their affiliates.

     Various rulemaking proceedings to implement customer choice are ongoing before the State Corporation Commission.

Accounting for the Effects of Price Deregulation

     In July 1997, the Emerging Issues Task Force (EITF) of the FASB released Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Nos. 71 and 101," which concluded that utilities should discontinue application of SFAS No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. In accordance with guidance of EITF Issue No. 97-4, the Company has discontinued the application of SFAS No. 71 to its electric generation business in West Virginia. The legislation passed in Ohio established a definitive process for transition to deregulation and market-based pricing for electric generation. However, the deregulation plan and its terms in Ohio will not be known until relevant regulatory proceedings are complete and final orders are received. The Company expects that charges to earnings, if any, due to discontinuing SFAS No. 71 for the electric generation portion of its business in Ohio will be less than $15 million, pre-tax.

                   MONONGAHELA POWER COMPANY

            Part II - Other Information to Form 10-Q
                  for Quarter Ended March 31, 2000


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

   1.  (a)     Date and Kind of Meeting:

       The annual meeting of shareholders was held at Fairmont, West Virginia, on April 17, 2000. No proxies were solicited.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

       (27) Financial Data Schedule

       (b)  The Company filed a Form 8-K on March 9, 2000.



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



May 15, 2000