Form 10-Q
period 2000-06-30
MONONGAHELA POWER CO /OH/
filed 2000-08-14
CIK 67646

                            FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended June 30, 2000


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

     At August 14, 2000, 5,891,000 shares of the Common Stock
($50 par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

                    MONONGAHELA POWER COMPANY

            Form 10-Q for Quarter Ended June 30, 2000



                              Index


                                                             Page
                                                              No.

PART I--FINANCIAL INFORMATION:

  Statement of Income - Three and six months ended
     June 30, 2000 and 1999                                    3


  Balance Sheet - June 30, 2000
     and December 31, 1999                                     4


  Statement of Cash Flows - Six months ended
     June 30, 2000 and 1999                                    5


  Notes to Financial Statements                              6-9


  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                   10-23



PART II--OTHER INFORMATION                                    24

                                             MONONGAHELA POWER COMPANY
                                                Statement of Income
                                               (Thousands of Dollars)



                                                        Three Months Ended         Six Months Ended
                                                             June 30                   June 30
                                                        2000           1999        2000        1999

OPERATING REVENUES:
    Residential                                   $     53,627   $     46,444   $ 123,370   $ 104,442
    Commercial                                          37,002         31,271      75,233      63,331
    Industrial                                          57,178         54,234     111,434     106,977
    Wholesale and other, including affiliates           25,686         23,462      53,359      48,249
    Bulk power transactions, net                         3,241          5,048       6,815       8,102
               Total Operating Revenues                176,734        160,459     370,211     331,101

OPERATING EXPENSES:
  Operation:
     Fuel                                               36,076         34,366      72,384      71,913
     Purchased power and exchanges, net                 31,573         23,398      69,242      49,924
     Deferred power costs, net                           1,066          3,880       3,131       4,163
     Other                                              24,863         20,744      48,788      42,545
  Maintenance                                           16,956         15,813      34,628      32,220
  Depreciation and amortization                         16,712         15,303      33,513      30,648
  Taxes other than income taxes                         14,245         11,997      25,808      21,683
  Federal and state income taxes                         9,700          9,856      24,456      22,582
               Total Operating Expenses                151,191        135,357     311,950     275,678
               Operating Income                         25,543         25,102      58,261      55,423

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                              45            241         216         365
   Other income, net                                     1,488          1,420       3,423       2,673
               Total Other Income and Deductions         1,533          1,661       3,639       3,038

               Income Before Interest Charges and
                   Extraordinary Charge, Net            27,076         26,763      61,900      58,461

INTEREST CHARGES:
   Interest on long-term debt                            9,090          7,535      19,095      15,417
   Other interest                                          975            830       1,535       1,602
   Allowance for borrowed funds used during
      construction                                       (264)          (158)       (423)       (364)

               Total Interest Charges                    9,801          8,207      20,207      16,655


Income Before Extraordinary Charge                      17,275         18,556      41,693      41,806
Extraordinary Charge, net                                -              -         (58,227)       -
NET INCOME (LOSS)                                 $     17,275   $     18,556   $ (16,534)  $  41,806



See accompanying notes to financial statements.

                                    MONONGAHELA POWER COMPANY
                                          Balance Sheet
                                      (Thousands of Dollars)




                                                                   June 30,     December 31,
ASSETS:                                                              2000           1999
   Property, Plant, and Equipment:
        Utility plant                                           $  2,147,744   $  2,126,482
        Nonutility plant                                               2,522            983
        Construction work in progress                                 43,799         46,138
                                                                   2,194,065      2,173,603
        Accumulated depreciation                                    (979,687)      (958,867)
                                                                   1,214,378      1,214,736
   Investments and Other Assets:
        Allegheny Generating Company - common stock at equity         40,328         41,713
        Excess of cost over net assets acquired                       25,997         26,325
        Other                                                            261            170
                                                                      66,586         68,208
   Current Assets:
        Cash                                                             219          3,826
        Accounts receivable:
            Utility service                                           74,162         78,977
            Affiliated and other                                      76,374         87,345
            Allowance for uncollectible accounts                      (4,243)        (4,133)
        Materials and supplies - at average cost:
            Operating and construction                                21,013         22,127
            Fuel                                                      16,734         16,049
        Prepaid taxes                                                 12,292         23,320
        Other, including current portion of regulatory assets          5,181          4,708
                                                                     201,732        232,219
   Deferred Charges:
        Regulatory assets                                             92,090        145,176
        Unamortized loss on reacquired debt                           10,649         16,810
        Other                                                         15,301         16,569
                                                                     118,040        178,555

              Total Assets                                      $  1,600,736   $  1,693,718

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                            $    294,550   $    294,550
        Other paid-in capital                                          2,441          2,441
        Retained earnings                                            241,582        281,960
                                                                     538,573        578,951
        Preferred stock                                               74,000         74,000
        Long-term debt and QUIDS                                     506,487        503,741
                                                                   1,119,060      1,156,692
   Current Liabilities:
        Short-term debt                                               25,450         -
        Notes payable to affiliate                                    38,050         28,650
        Long-term debt due within one year                            -              65,000
        Accounts payable                                              40,223         40,016
        Accounts payable to affiliates                                38,674         67,312
        Taxes accrued:
            Federal and state income                                   5,937          2,260
            Other                                                     18,363         24,235
        Interest accrued                                               9,805          5,883
        Other                                                         14,133         11,647
                                                                     190,635        245,003
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                                 12,933         14,007
        Deferred income taxes                                        212,352        248,987
        Regulatory liabilities                                        50,839         13,961
        Other                                                         14,917         15,068
                                                                     291,041        292,023

              Total Capitalization and Liabilities              $  1,600,736   $  1,693,718



See accompanying notes to financial statements.

                                         MONONGAHELA POWER COMPANY
                                          Statement of Cash Flows
                                           (Thousands of Dollars)




                                                                             Six Months Ended
                                                                                 June 30

                                                                            2000         1999
CASH FLOWS FROM OPERATIONS:
          Net (loss) income                                             $  (16,534)  $   41,806
          Extraordinary charge, net of taxes                                58,227        -
          Income before extraordinary charge                                41,693       41,806

          Depreciation and amortization                                     33,513       30,648
          Deferred investment credit and income taxes, net                     393          142
          Deferred power costs, net                                          3,131        4,163
          Unconsolidated subsidiaries' dividends in excess of earnings       1,390        1,549
          Allowance for other than borrowed funds used
                 during construction                                          (216)        (365)
          Changes in assets and liabilities:
                    Accounts receivable, net                                15,896      (35,356)
                    Materials and supplies                                     429         (175)
                    Prepaid taxes                                           11,028        7,830
                    Accounts payable                                       (28,431)      56,163
                    Taxes accrued                                           (2,195)      (5,741)
                    Interest accrued                                         3,922          292
          Other, net                                                         4,554        7,769
                                                                            85,107      108,725

CASH FLOWS FROM INVESTING:
          Construction expenditures (less allowance for other
               than borrowed funds used during construction)               (37,281)     (22,191)


CASH FLOWS FROM FINANCING:
          Issuance of long-term debt                                         -            7,700
          Retirement of long-term debt                                     (65,000)       -
          Short-term debt, net                                              25,450      (49,000)
          Funds on deposit with trustees                                     2,561       (6,597)
          Notes payable to affiliates                                        9,400        -
          Notes receivable from affiliates                                   -           (1,850)
          Dividends on capital stock:
              Preferred stock                                               (2,519)      (2,519)
              Common stock                                                 (21,325)     (32,990)
                                                                           (51,433)     (85,256)


NET CHANGE IN CASH                                                          (3,607)       1,278
Cash at January 1                                                            3,826        1,835
Cash at June 30                                                         $      219   $    3,113


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest (net of amount capitalized)                      $15,839      $15,619
                 Income taxes                                               18,006       19,503


See accompanying notes to financial statements.

                    MONONGAHELA POWER COMPANY

                  Notes to Financial Statements


1. Monongahela Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc (the Parent). The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1999 balance sheet in the aforementioned annual report on Form 10-K, the accompanying financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000, the results of operations from three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999.

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

Following is a summary of income statement information for AGC:

                                Three Months Ended        Six Months Ended
                                     June 30                   June 30
                                  2000       1999           2000      1999
                                           (Thousands of Dollars)

   Electric operating
     revenues                     $17,359    $17,810        $34,514   $35,667

   Operation and maintenance
     expense                          958      1,304          2,324     2,915
   Depreciation                     4,242      4,245          8,486     8,490
   Taxes other than income
     taxes                          1,081      1,129          2,214     2,261
   Federal income taxes             2,139      2,546          3,968     4,960
   Interest charges                 3,349      3,285          6,654     6,688
   Other income, net                   (3)        (1)            (3)       (2)
     Net income                   $ 5,593    $ 5,302        $10,871   $10,355

        The Company's share of the equity in earnings above was $1.5 million and $1.4 for each of the three month periods ended June 30, 2000 and 1999, respectively, and $2.9 million and $2.8 million for the six months ended June 30, 2000 and 1999, respectively, and is included in other income, net, on the Company's Statement of Income.

4. The West Virginia Legislature passed House Concurrent
   Resolution 27 on March 11, 2000 approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC) with certain modifications. The need for further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice.
   The Company expects the West Virginia Legislature to consider the necessary tax law changes in their next session in the first quarter of 2001 and if the Legislature approves the implementation of the deregulation plan is expected to occur in mid-2001. Among the provisions of the plan are the following:

   * Customer choice will begin for all customers when the plan is implemented (expected in mid-2001).

   * Rates for electricity service will be unbundled at current levels and capped for four years, with power supply rates transitioning to market rates over the next six years for the residential and small commercial customers.

   * After year 7, the power supply rate for large commercial and industrial customers will no longer be regulated.

   * The Company is permitted to transfer West Virginia jurisdictional generating assets to its non-regulated generation affiliate, Allegheny Energy Supply Company, LLC at book value.

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

5. In 1997, the Emerging Issues Task Force (EITF) issued EITF
   No. 97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statement Nos. 71 and 101." The EITF agreed that, when a rate order that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the entity should cease to apply the Financial Accounting Standards Board's (FASB) Statement of Financial Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," to that separable portion of its business.

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
                                                 June     December
                                                 2000       1999
                                              (Millions of Dollars)
   Property, plant and equipment at
     original cost                              $857.7       $    -
   Amounts under construction included above      23.0            -
   Accumulated depreciation                     (462.0)           -

   The Company expects to transfer these assets to Allegheny Energy Supply in 2001 based on the deregulation plan approved by the W. Va. PSC as discussed in Note 4.

7. All of the employees of Allegheny Energy are employed by Allegheny
   Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935. Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the second quarter of 2000 and 1999 were $30.9 million and $30.8 million, respectively. The total billings by AESC (including capital) to the Company for the six months ended June 30, 2000 and 1999 were $61.7 million and $56.7 million, respectively. The Company buys power from and sells power to its affiliates at tariff rates approved by the FERC.

8. The Company's principal operating segment is regulated operations. The regulated operations segment, previously referred to as the utility segment, operates electric transmission and distribution systems and natural gas distribution systems in regulatory jurisdictions which have not yet implemented deregulation of electric generation.

   The Company and its regulated affiliates, The Potomac Edison Company (Potomac Edison) and West Penn Power Company (West Penn), collectively now doing business as Allegheny Power, are engaged in the purchase, transmission and distribution of electric energy. Also, with the Company's purchase of West Virginia Power in December 1999, Allegheny Power is now involved with the delivery and procurement of natural gas. In addition, the Company is engaged in the generation and sale of electric energy.


9. A Securities and Exchange Commission announcement at the
   March 16, 2000 EITF meeting requires companies to disclose their accounting policy for repair and maintenance costs incurred in connection with planned major maintenance activities. For the Company, maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant and reflect routine maintenance of equipment and right-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Maintenance costs are expensed in the year incurred. Power station major maintenance costs are expensed within the year based on estimated annual costs and estimated generation. T&D right-of-way vegetation control costs are expensed within the year based on estimated annual costs and estimated sales. Power station major maintenance accruals and T&D right-of-way vegetation control accruals are not intended to accrue for future years' costs.

                    MONONGAHELA POWER COMPANY

   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations



     COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2000
          WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1999


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


Significant Events in the First Six Months of 2000

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

Acquisition of Mountaineer Gas Company

     The Company previously reported it planned to purchase Mountaineer Gas Company, a natural gas sales, transportation, and distribution company serving southern West Virginia and the northern and eastern panhandles of West Virginia, from Energy Corporation of America for $323.0 million (which includes the assumption of approximately $100.0 million in existing debt).

     The Department of Justice and Federal Trade Commission, after reviewing the proposed acquisition approved the acquisition. The Federal Communications Commission has approved the transfer of licenses.

     The Company filed a Form U-1 application with the Securities and Exchange Commission (SEC) in February 2000 requesting permission to acquire Mountaineer Gas Company. The Form U-1 filing is required because the Company is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

     A number of key intervenors in the Company's application to the W. Va. PSC signed a Joint Stipulation and Settlement Agreement in April 2000 to not oppose the Company's acquisition of Mountaineer Gas Company. In May 2000 the W.Va. PSC approved the settlement agreement subject to conditions previously agreed upon by all parties.

     The Company is awaiting approval from the Securities and Exchange Commission, which is the final regulatory approval required. The anticipated closing date for the acquisition will occur shortly after notification of final approval, which is expected sometime in the third quarter.


Transfer of Generation Assets

West Virginia

     On June 23, 2000 the W. Va. PSC issued an order that will permit the Company to transfer its approximately 2,040 MW of generating assets to Allegheny Energy Supply prior to implementation of the industry restructuring plan approved by the Legislature in March, 2000. If the Company elects to transfer its generating assets prior to implementation of the plan, it must file a detailed description of the transfer with the W. Va.
PSC and obtain the Commission's prior consent. A condition of obtaining that consent would be that the Company agrees to adhere to the rate protections, consumer protections, capacity protections and tax neutrality protections to state and local governments contained in the plan. If the Company elects to transfer the assets after implementation of the plan, it must submit a petition to the W. Va. PSC containing a detailed description of the proposed transfer and seek a finding that the transfer complies with the terms and conditions of the plan.

Ohio Transition Plan

    The Company has reached a stipulated agreement with major parties on a transition plan to bring electric choice to it's 28,000 Ohio customers. The stipulation was filed with the Public Utilities Commission of Ohio (Ohio PUC) on June 22, 2000. The following are the highlights of the agreement:

* The Company will be permitted to transfer approximately 325 megawatts (MW) of Ohio jurisdictional generating assets to a non-regulated affiliate at book value on January 1, 2001.

* Residential customers will receive a five-percent reduction in the generation portion of their electric bills during a five-year market development period beginning on January 1, 2001. The rates will be frozen for five years.

* The Company's existing, low generation rates will be frozen for a maximum of three years for large industrial and commercial customers.

* The Company will collect a regulatory asset transition charge through the respective market development periods.

* The Company's unregulated affiliate will be permitted to offer competitive generation service throughout Ohio.

* All additional taxes resulting from competitive legislation will be deferred for up to two years.

*  The Company will participate with the Ohio PUC and Ohio
   Consumer's Counsel in a statewide consumer education campaign supplemented by a local education effort.

The Company anticipates the Ohio PUC's approval during the third quarter of 2000.


Rate Matters

     As previously reported, on February 26, 1999, the W. Va. PSC entered an order to initiate a fuel review proceeding to establish a fuel increment in rates for the Company and its affiliate, Potomac Edison, to be effective July 1, 1999, through June 30, 2000. If an agreement was not reached, the proposed fuel rates which would increase the Company's fuel rates by $10.9 million and decrease its affiliate's, Potomac Edison, fuel rates by $8.0 million was scheduled to become effective March 15, 2000. On June 23, 2000, the W. Va. PSC approved a Joint Stipulation and Agreement for Settlement, stating agreed-upon rates designed to make the rates of the Company and its affiliate, Potomac Edison, consistent. Under the terms of the settlement, several tariff schedules, notably those available to residential and small commercial customers, will require several incremental steps to reach the agreed-upon rate level. The settlement rates will result in a combined revenue reduction for the Company and its affiliate, Potomac Edison, of approximately $.3 million for 2000 increasing over 8 years to an annual reduction of approximately $1.7 million.

     Also the Company shall amortize the existing overcollected deferred fuel balance as of June 30, 2000 (approximately $16.0 million) as a reduction of expenses over a 4 and one-half year period that began July 1, 2000 which offsets the net rate decreases. Effective July 1, 2000, the Company ceased its expanded net energy cost as part of the settlement.

Toxics Release Inventory (TRI)

     On Earth Day 1997, President Clinton announced the expansion of Right-to-Know TRI reporting to include electric utilities, limited to facilities that combust coal and/or oil for the purpose of generating power for distribution in commerce. The purpose of TRI is to provide site-specific information on chemical releases to the air, land, and water. Packets of information about the Allegheny Energy companies (the System) releases were provided to the media in the System's area and posted on the Parent's web site. The System filed its 1999 TRI report with the Environmental Protection Agency prior to the July 1, 2000 deadline date, reporting 27.5 million pounds of total releases for calendar year 1999.

Review of Operations


EARNINGS SUMMARY

     Net income for the second quarter of 2000 was $17.3 million compared to $18.6 million for the corresponding 1999 period. The decrease in net income was primarily due to increases in operating expenses as a result of increases in several expense categories and increased interest expense. Net income for the first six months of 2000, excluding an extraordinary charge of $58.2 million, net of taxes, was $41.7 million compared with $41.8 million in the corresponding 1999 period.

     The six months ended June 2000 extraordinary charge of $58.2 million, net of taxes, reflects a write-off by the Company of costs determined to be unrecoverable as a result of West Virginia legislation requiring deregulation of electric generation and recognition of a rate stabilization obligation. As a result of the write-off, the loss for the first six months of 2000 was $16.5 million.

SALES AND REVENUES

     The major retail customer classes (residential, commercial, and industrial) include electric and gas revenues as shown below:

                            Three Months Ended        Six Months Ended
                                  June 30                  June 30
                              2000       1999            2000     1999
                                        (Thousands of Dollars)

Electric revenues           $144.5     $131.9          $297.2   $274.8
Gas revenues                   3.3          -            12.8        -
  Total retail revenues     $147.8     $131.9          $310.0   $274.8

     Percentage changes in electric revenues and kWh sales by major retail customer classes were:

                        Change from Prior Periods
                      Three Months Ended     Six Months Ended
                           June 30               June 30     .
                      Revenues         kWh     Revenues     kWh

Residential               10.5%     10.1%        9.6%     9.2%
Commercial                15.1      16.0        12.7     13.7
Industrial                 5.4       9.3         4.2      7.8
  Total                    9.5%     10.9%        8.2%     9.3%

     The second quarter of 2000 includes residential gas revenues of $2.3 million and $1.0 million in commercial gas revenues related to the Company's acquisition of the assets of West
Virginia Power in December 1999.

     The first six months of 2000 includes residential gas revenues of $8.9 million and $3.9 million in commercial gas revenues related to the Company's acquisition of the assets of West Virginia Power Company.

     The changes in residential kWh sales, which are more weather sensitive than the other classes, was due primarily to sales related to the acquisition of the assets of West Virginia Power, and to a lesser extent higher kWh sales as a result of increased usage by customers.

     Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The increases in commercial kWh sales primarily reflects increased sales related to the acquisition of the assets of West Virginia Power and, to a lesser extent increased customer usage.

     The increases in industrial kWh sales were primarily due to increased kWh sales to iron and steel, paper, printing, and publishing, and chemical customers.

     Changes in revenues from retail customers resulted from the following:

                                      Change from Prior Periods
                               Three Months Ended      Six Months Ended
                                     June 30                June 30
                                         (Millions of Dollars)

Fuel clauses                           $ 2.9                 $ 4.9
All other                               13.0                  30.3
  Net change in retail
    revenues*                          $15.9                 $35.2

*Includes $3.3 million and $12.8 million for the three and six months ended June 30, 2000, respectively, of retail gas revenues.

     Revenues reflect not only the changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) through June 30, 2000, which were applicable in all the Company's jurisdictions served. Effective July 1, 2000, the Company's West Virginia jurisdiction ceased to have a fuel clause. Through June 30, 2000 changes in fuel revenues had no effect on the Company's net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customers' bills through a fuel clause.

     All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The increases in the second quarter and first six months for all other retail revenues were primarily the result of kWh sales and gas sales related to the recently acquired West Virginia Power and increased usage by existing customers.

Wholesale and other revenues were as follows:

                          Three Months Ended         Six Months Ended
                                June 30                  June 30
                            2000       1999           2000       1999
                                      (Millions of Dollars)

Wholesale customers        $  .9      $ 1.1         $ 2.7       $ 2.3
Affiliated companies        23.2       20.6          46.7        42.5
Street lighting and other    1.6        1.8           4.0         3.4
  Total wholesale and
    other revenues         $25.7      $23.5         $53.4       $48.2

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

     Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy. Revenues from affiliated companies increased $2.6 million and $4.2 million in the second quarter and first six months of 2000, respectively, due primarily to increased sales to its unregulated affiliate, Allegheny Energy Supply. The Company has a dispatch arrangement with Allegheny Energy Supply.

     Bulk power transactions include sales of bulk power and transmission and other energy services to power marketers and other utilities. Bulk power and transmission and other energy services revenues for the three and six months ended periods of 2000 and 1999 were as follows:

                               Three Months Ended     Six Months Ended
                                    June 30                 June 30
                                 2000        1999         2000    1999


kWh Transactions (in billions):
  Bulk power                        -         .07         .03      .10
  Transmission and other
    energy services
    to nonaffiliated companies    .65         .53        1.32      .89
      Total                       .65         .60        1.35      .99

Revenues(Millions of Dollars):
  Bulk power                        -         2.1          .7      3.0
  Transmission and other
    energy services
    to nonaffiliated companies    3.2         2.9         6.1      5.1
      Total                      $3.2        $5.0        $6.8     $8.1

     Revenues from bulk power transactions decreased due to decreased sales to power marketers and other utilities. This is a result of increased affiliated sales due to a dispatch arrangement with its unregulated affiliate, Allegheny Energy Supply.

     The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, are currently recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses may be either positive or negative depending on whether the Company is a net buyer or seller of electricity during such periods and the open commitments which exist at such times. The impact of such price volatility was insignificant to the Company in the first six months 2000 and 1999 periods because changes are passed to customers through operation of fuel clauses.

     The Company assumes the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power in the West Virginia jurisdiction. Effective January 1, 2001 a fuel clause is expected to cease to exist for the Company's Ohio jurisdiction.

OPERATING EXPENSES

     Total fuel expenses for the second quarter of 2000 increased 5% due to a 3% increase in average fuel prices and a 2% increase in kWhs generated.

     Total fuel expenses for the first six months of 2000 increased 1% due to a 3% increase in kWhs generated, offset in part by a 2% decrease related to average fuel prices.

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

Purchased Power and Exchanges, Net

                                 Three Months Ended       Six Months Ended
                                      June 30                 June 30

                                 2000           1999        2000      1999
                                            (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*       $18.1       $16.4        $36.1      $34.9
    Other                          3.5         2.8         10.6        5.3
  Purchased gas                    2.6           -          8.3          -
  Power exchanges, net               -         (.6)         1.6         .1
Affiliated transactions:
  AGC capacity charges             7.4         4.8         12.6        9.6
    Purchased power and
      exchanges, net             $31.6       $23.4        $69.2      $49.9

*PURPA cost (cents per kWh)        5.5         5.3          5.5        5.3


     The increases in other purchased power and the purchase of gas in the second quarter and first six months of 2000 were due primarily to serve the customers acquired through the acquisition of West Virginia Power.

     Other operations expenses increased $4.1 million and $6.2 million in the second quarter and six months ended June 30, 2000, respectively. The increases in both periods were primarily due to expenses associated with serving the customers acquired through the acquisition of the assets of West Virginia Power.

      The increases in maintenance expenses were due to increased power station maintenance and to transmission and distribution (T&D) maintenance expenses related to the West Virginia Power acquisition. Maintenance expenses represent costs incurred to maintain the power stations, the T&D system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned

                             - 18 -
events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

     Depreciation and amortization expense in the three and six months ended June 30, 2000 increased due to increased investment, primarily the acquisition of the assets of West Virginia Power.

     Taxes other than income taxes increased $2.2 million and $4.1 million in the three and six months ended June 30, 2000, respectively, due to increased West Virginia Business and Occupation Taxes due to the acquisition of West Virginia Power and the settlement of audit issues.

     The increase in federal and state income taxes of $1.9 million in the six months ended June 30, 2000 was primarily due to a reversal of prior years' book versus tax depreciation timing differences.

     The increase in interest on long-term debt in the second quarter and six months ended June 30, 2000, respectively, resulted primarily from increased average long-term debt outstanding primarily due to the acquisition of West Virginia Power in December 1999.

     The extraordinary charge in the first six months of $96.7 million ($58.2 million, net of taxes) was required to reflect a write-off by the Company of net regulatory assets determined to be unrecoverable from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. The extraordinary charge was a result of West Virginia legislation requiring deregulation of electric generation. See Note 5 to the financial statements for additional information.

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

Financings

     The Company redeemed $65 million of 5 5/8% series first mortgage bonds.


Impact of Change in Short-term Interest Rate

     A one percent increase in the short-term borrowing interest rate would increase projected interest expense by approximately
$.2 million for the six months ended December 31, 2000 based on projected short-term borrowings.

Environmental Issue

     As previously reported, the Environmental Protection Agency's (EPA) nitrogen oxides (NOx) State Implementation Plan
(SIP) call regulation has been under litigation and on March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that basically upheld the regulation. However, an appeal of that decision was filed in April 2000 by the state and industry litigants. On June 23, 2000, the court denied the request for the appeal. The Court also granted the EPA's request to lift the previous court ordered stay of the September 1999 SIP submittal deadline by which the States must file their compliance plans to implement the NOx SIP call regulation. The new SIP submittal deadline is October 28, 2000 and the compliance due date will remain May 1, 2003. The Company's compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations, with an estimated total capital cost of $96 million.
Of that amount, approximately $3 million was spent in 1999.

     On August 2, 2000, Allegheny Energy received a letter from the EPA requiring it to provide certain information on the following ten electric generating stations: Albright, Armstrong, Fort Martin, Harrison, Hatfield's Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. These electric generating stations are now owned by Allegheny Energy Supply and the Company. The letter requested information under Section 114 of the federal Clean Air Act to determine compliance with federal Clean Air Act and state implementation plan requirements, including potential application of federal New Source Performance Standards. In general, such standards can require the installation of additional air pollution control equipment upon the major modification of an existing facility.

     Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in many cases. The Company believes its generating facilities have been operated in accordance with the utilities, however, suggests that, in recent years, the EPA may well have revised its interpretation of the rules regarding the determination of whether an action at a facility constitutes routine maintenance, which would not trigger the requirements of the New Source Performance Standards, or a major modification of the facility, which would require compliance with the New Source Performance Standards. If federal New Source Performance Standards were to be applied to these generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. In connection with the deregulation of generation, we have agreed to rate caps in each of our jurisdictions, and there are no provisions under those arrangements to increase rates to cover such expenditures.

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

     Since 1992, the wholesale electricity market has become more competitive as companies are engaging in nationwide power trading. In addition, the majority of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. The Company continues to be an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields.

     In the absence of federal legislation, state-by-state implementation of deregulation of electric generation is under way. Allegheny Energy is at the forefront of state-implemented retail competition, having successfully negotiated settlement agreements in all of the states the Company and its affiliates serve. Pennsylvania and Maryland have retail choice programs in place, while Virginia, Ohio, and West Virginia are in the process of developing rules to implement choice over the next two years.


Activities at the Federal Level

     The Company continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the Company unless certain outmoded and anti-competitive laws, specifically the PUHCA and Section 210
(Mandatory Purchase Provisions) of PURPA, are repealed or significantly revised. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a date certain for customer choice, several key provisions favored by the Company are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Company priorities by repealing PUHCA and the mandatory purchase provisions of PURPA. Although there was considerable activity and discussion on this bill and several other bills in the House and Senate, that activity fell short of moving consensus legislation forward prior to the August recess. While it is too early to tell whether initial momentum on the issue will result in legislation this year, the upcoming presidential elections in November pose a significant hurdle.

     The Company has franchised regulated customers in Ohio and West Virginia.

Ohio Activities

     On June 22, 1999, the Ohio General Assembly passed legislation to restructure its electric utility industry. Governor Taft added his signature soon thereafter, and all of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Total electric rates will be frozen over that period, and residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by the Ohio PUC. On January 3, 2000, The Company filed a transition plan with the Ohio PUC, including its claim for recovery of stranded costs of $21.3 million.

     The Company reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 28,000 Ohio customers. The stipulation was filed with the Ohio
PUC on June 22, 2000. See highlights of the agreement on page 12 under Ohio Transition Plan.

West Virginia Activities

     In March 1998, legislation was passed by the West Virginia Legislature that directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. In January 2000, the W.Va. PSC submitted a restructuring plan to the legislature for approval that would open full retail competition on January
1, 2001. Generation would be deregulated and electricity rates initially would be reduced for large commercial and industrial customers and then frozen for all customers for four years, with power supply rates gradually transitioning to market rates over the next six years. Other highlights of the plan include the ability to transfer generation assets, the transfer of control of transmission to a regional transmission organization by 2003, a utility-funded rate stabilization deferral mechanism to offset residential and small commercial rates in later years, a wires charge for customers who shop, and a systems benefit charge to assist low income customers and displaced employees in utility and related industries. The plan was endorsed by virtually all of the interested parties, including The Company and its affiliate, Potomac Edison. On March 11, 2000, the West Virginia Legislature approved the Commission's plan, but assigned the tax issues surrounding the plan to the 2000 Legislative Interim Committees to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan. The start date of competition is contingent upon the necessary tax changes being made and approved by the legislature. The Company expects that implementation of the deregulation plan will occur in mid-2001 if the Legislative approves the necessary tax law changes. The W.
Va. PSC is currently in the process of developing the rules under which competition will occur. Associated rulemaking proceedings are scheduled for the remainder of this year. The W. Va. PSC approved the Company's request to transfer its and its affiliate
, Potomac Edison, generating assets to Allegheny Energy Supply by
July 1, 2000 and the start of competition respectively. In accordance with the restructuring agreement the Company implemented a commercial and industrial rate reduction program on July 1, 2000. The W. Va. PSC is expected to rule on the
Company's July 12, 2000 unbundled tariffs filing before year end.

     The status of electric energy competition in Maryland, Pennsylvania, and Virginia in which affiliates of the Company serve are as follows.

Maryland Activities

     On June 7, 2000, the Maryland Public Service Commission
(PSC) approved the transfer of the generating assets of The Company's affiliate, Potomac Edison, to the Company's unregulated affiliate, Allegheny Energy Supply. The transfer was made on August 1, 2000. Maryland customers of Potomac Edison had the right to choose an alternative electric provider on July 1, 2000, although the Commission has not yet finalized all of the rules that will govern customer choice in the state. To date, no customers have switched in the Company's service territory. On July 1, 2000, the Commission issued a restrictive order on affiliated transactions and codes of conduct, which the Company filed an appeal in court on July 31, 2000. The Commission is developing rules on emissions disclosure and is also examining whether and how to require renewable portfolio standards for retail suppliers in the state.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers.
The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania far exceed that of any other state so far. The Company has retained about
98% of its Pennsylvania customers as of June 30, 2000. More than 100 electric generation suppliers have been licensed to sell to retail customers in Pennsylvania.

Virginia Activities

     On March 25, 1999, Governor Gilmore signed the Virginia Electric Utility Restructuring Act (Restructuring Act) passed by the Virginia General Assembly. All utilities must submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004. The Restructuring Act was amended during the 2000 General Assembly legislative session. In addition to a number of clarifying and technical changes, the amendments direct the Virginia State Corporation Commission
(Virginia SCC) to prepare for legislative approval a plan for competitive metering and billing and authorize the Commission to implement a consumer education program on electric choice funded through the Commission's regulatory tax. Legislation was also adopted in 2000 governing the ability of rural electric cooperatives to engage in competitive businesses, including certain restrictions on the competitive sale of electricity by cooperatives and their affiliates.

     On May 25, 2000, the Company's affiliate, Potomac Edison, filed Phase I of its functional separation plan with the Virginia SCC, requesting approval to transfer ownership, at book value, of its generation facilities with the exception of the Virginia hydro stations and the Riverton power plant property to Allegheny
Energy Supply Company, LLC as July 1, 2000. On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan permitting the transfers of the Company's affiliate's, Potomac Edison, generating assets.

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

                    MONONGAHELA POWER COMPANY

            Part II - Other Information to Form 10-Q
                 for Quarter Ended June 30, 2000


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      (27)     Financial Data Schedule

(b) No reports were filed on behalf of the Company for the quarter ended June 30, 2000



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


August 14, 2000