Form 10-Q
period 2000-09-30
MONONGAHELA POWER CO /OH/
filed 2000-11-14
CIK 67646

                              FORM 10-Q



                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549



             Quarterly Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934




For Quarter Ended September 30, 2000


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

     At November 14, 2000, 5,891,000 shares of the Common Stock ($50 par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

              MONONGAHELA POWER COMPANY AND SUBSIDIARY

           Form 10-Q for Quarter Ended September 30, 2000



                                Index





PART I - FINANCIAL INFORMATION:                          Page No.


Consolidated Statement of Operations - Three and
  nine months ended September 30, 2000 and 1999                 3


Consolidated Balance Sheet - September 30, 2000                 4
  and December 31, 1999


Consolidated Statement of Cash Flows - Nine months              5
ended
  September 30, 2000 and 1999


Notes to Consolidated Financial Statements                   6-11


Management's Discussion and Analysis of Financial           12-26
  Condition and Results of Operations


PART II -OTHER INFORMATION                                  27-28

                                 MONONGAHELA POWER COMPANY AND SUBSIDIARY
                                   Consolidated Statement of Operations
                                          (Thousands of Dollars)



                                                             Unaudited                Unaudited
                                                        Three Months Ended        Nine Months Ended
                                                            September 30             September 30
                                                        2000           1999        2000        1999

OPERATING REVENUES:
    Residential                                   $    61,761    $    59,191    $185,131    $163,633
    Commercial                                         37,437         34,229     112,670      97,560
    Industrial                                         56,878         52,744     168,312     159,721
    Wholesale and other, including affiliates          34,848         24,737      88,207      72,986
    Bulk power transactions, net                        4,018          7,429      10,833      15,531
               Total Operating Revenues               194,942        178,330     565,153     509,431

OPERATING EXPENSES:
  Operation:
     Fuel                                              40,041         39,406     112,425     111,319
     Purchased power and exchanges, net                30,049         21,323      90,970      71,247
     Gas purchases and production                       5,437          -          13,757        -
     Deferred power costs, net                         (2,884)         7,560         247      11,723
     Other                                             27,940         21,802      76,728      64,347
  Maintenance                                          16,009         16,006      50,637      48,226
  Depreciation and amortization                        17,245         15,303      50,758      45,951
  Taxes other than income taxes                        12,649         10,721      38,457      32,404
  Federal and state income taxes                       10,823         13,614      35,279      36,196
               Total Operating Expenses               157,309        145,735     469,258     421,413
               Operating Income                        37,633         32,595      95,895      88,018

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                            (27)           389         189         754
   Other income, net                                    1,404          1,843       4,827       4,516
               Total Other Income and Deductions        1,377          2,232       5,016       5,270

               Income Before Interest Charges and
                   Extraordinary Charge, Net           39,010         34,827     100,911      93,288

INTEREST CHARGES:
   Interest on long-term debt                          10,029          7,980      29,124      23,397
   Other interest                                         872            398       2,407       2,000
   Allowance for borrowed funds used during
      construction                                       (281)          (182)       (704)       (546)

               Total Interest Charges                  10,620          8,196      30,827      24,851


Consolidated Income Before Extraordinary Charge        28,390         26,631      70,084      68,437
Extraordinary Charge, net (1)                           -         -              (58,227)       -
CONSOLIDATED NET INCOME                           $    28,390    $    26,631    $ 11,857    $ 68,437



See accompanying notes to financial statements.

(1) See Note 4 in the notes to the consolidated financial statements.

* Certain amounts have been reclassified for comparative purposes.

                             MONONGAHELA POWER COMPANY AND SUBSIDIARY
                                    Consolidated Balance Sheet
                                      (Thousands of Dollars)



                                                                  Unaudited       Audited
                                                                September 30,   December 31,
ASSETS:                                                             2000            1999
   Property, Plant, and Equipment:
        Regulated operations                                    $  2,462,452   $  2,127,465
        Construction work in progress                                 41,854         46,138
                                                                   2,504,306      2,173,603
        Accumulated depreciation                                  (1,136,674)      (958,867)
                                                                   1,367,632      1,214,736
   Investments and Other Assets:
        Allegheny Generating Company - common stock at equity         39,764         41,713
        Excess of cost over net assets acquired                      187,358         26,326
        Other                                                            230            170
                                                                     227,352         68,209
   Current Assets:
        Cash                                                           4,185          3,826
        Accounts receivable:
            Utility service                                           82,593         78,977
             Gas                                                       1,710         -
            Affiliated and other                                      49,784         87,345
            Allowance for uncollectible accounts                      (5,079)        (4,133)
        Materials and supplies - at average cost:
            Operating and construction                                22,365         22,127
            Fuel                                                      11,415         16,049
        Prepaid taxes                                                 17,720         23,320
        Prepaid gas                                                   31,476         -
        Prepaid accounts                                              10,030            349
        Other, including current portion of regulatory assets          3,508          4,359
                                                                     229,707        232,219
   Deferred Charges:
        Regulatory assets                                             98,743        145,176
        Unamortized loss on reacquired debt                           12,109         16,810
        Prepaid gas                                                   10,000         10,000
        Other                                                         20,147          6,568
                                                                     140,999        178,554

              Total Assets                                      $  1,965,690   $  1,693,718

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                            $    294,550   $    294,550
        Other paid-in capital                                        164,941          2,441
        Retained earnings                                            247,389        281,960
                                                                     706,880        578,951
        Preferred stock                                               74,000         74,000
        Long-term debt and QUIDS                                     606,668        503,741
                                                                   1,387,548      1,156,692
   Current Liabilities:
        Short-term debt                                               34,175         -
        Notes payable to affiliate                                    36,400         28,650
        Long-term debt due within one year                            61,000         65,000
        Accounts payable                                              51,686         40,016
        Accounts payable to affiliates                                29,002         67,312
        Taxes accrued:
            Federal and state income                                   5,437          2,260
            Other                                                     22,957         24,235
        Interest accrued                                               9,868          5,883
        Other                                                         27,136         11,647
                                                                     277,661        245,003
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                                 12,396         14,007
        Deferred income taxes                                        212,843        248,987
        Regulatory liabilities                                        50,612         13,961
        Other                                                         24,630         15,068
                                                                     300,481        292,023

              Total Capitalization and Liabilities              $  1,965,690   $  1,693,718




See accompanying notes to financial statements.

* Certain amounts have been reclassified for comparative purposes.

                               MONONGAHELA POWER COMPANY AND SUBSIDIARY
                                 Consolidated Statement of Cash Flows
                                        (Thousands of Dollars)




                                                                                   Unaudited
                                                                               Nine Months Ended
                                                                                 September 30

                                                                               2000         1999
CASH FLOWS FROM OPERATIONS:
          Consolidated net income                                         $   11,857   $   68,437
          Extraordinary charge, net of taxes                                  58,227        -
          Consolidated income before extraordinary charge                     70,084       68,437

          Depreciation and amortization                                       50,758       45,951
          Deferred investment credit and income taxes, net                       221       (2,769)
          Deferred power costs, net                                              247       11,723
          Unconsolidated subsidiaries' dividends in excess of earnings         1,974        2,234
          Allowance for other than borrowed funds used
                 during construction                                            (189)        (754)
          Changes in certain assets and liabilities:
                    Accounts receivable, net                                  44,340        9,168
                    Materials and supplies                                     5,426        2,828
                    Prepayments                                               (3,221)     (15,555)
                    Accounts payable                                         (43,251)      74,748
                    Taxes accrued                                              2,551        5,412
                    Interest accrued                                           1,250        1,666
          Other, net                                                           9,965       (4,443)
                                                                             140,155      198,646

CASH FLOWS FROM INVESTING:
          Construction expenditures (less allowance for other
               than borrowed funds used during construction)                 (52,884)     (40,856)
Acquisition of business                                                     (226,998)       -
                                                                            (279,882)     (40,856)


CASH FLOWS FROM FINANCING:
          Equity contribution from parent                                    162,500        -
          Issuance of long-term debt                                          61,000        7,700
          Retirement of long-term debt                                       (65,000)       -
          Short-term debt, net                                                17,704      (49,000)
          Funds on deposit with trustees                                       2,561       (5,366)
          Notes payable to affiliates                                          7,750        -
          Notes receivable from affiliates                                     -           (3,400)
          Notes receivable from subsidiary                                     -          (54,400)
          Dividends on capital stock:
              Preferred stock                                                 (3,778)      (3,778)
              Common stock                                                   (42,651)     (48,483)
                                                                             140,086     (156,727)


NET CHANGE IN CASH                                                               359        1,063
Cash at January 1                                                              3,826        1,835
Cash at September 30                                                      $    4,185   $    2,898


SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest (net of amount capitalized)                         26,581       22,052
                 Income taxes                                                 31,216       33,751




See accompanying notes to financial statements.

* Certain amounts have been reclassified for comparative purposes.

              MONONGAHELA POWER COMPANY AND SUBSIDIARY

             Notes to Consolidated Financial Statements


1.Monongahela Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (the Parent). The Company's Notes to Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the accompanying consolidated financial statements and the following notes. With the exception of the December 31, 1999 balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000, the results of operations for three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. Certain prior period amounts in these financial statements and notes have been reclassified for comparative purposes.

2.For purposes of the Consolidated Balance Sheet and Consolidated
  Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

3.The Company owns 27% of the common stock of Allegheny Generating
  Company (AGC), and an affiliate of the Company owns the remainder. AGC is reported by the Company in its financial statements using the equity method of accounting. AGC owns an undivided 40% interest, 840 megawatts (MW), in the 2,100 MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

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

  Following is a summary of statement of operations information for
  AGC:

                          Three Months Ended     Nine Months Ended
                             September 30          September 30
                               2000  1999            2000     1999
                                    (Thousands of Dollars)
 Electric operating
   revenues:               $17,257   $18,072      $51,771   $53,739

 Operation and
 maintenance
   expense                   1,423   1,207         3,747     4,122
 Depreciation                4,242   4,245        12,728    12,735
 Taxes other than income     1,145   1,137         3,359     3,398
   taxes
 Federal income taxes        1,415   2,662         5,383     7,622
 Interest charges            3,400   3,305        10,054     9,993
 Other income, net            (282)      -          (285)       (2)
   Net income              $ 5,914  $5,516       $16,785   $15,871

 The Company's share of the equity in earnings above was $1.6 million and $1.5 million for each of the three month periods ended September 30, 2000 and 1999, respectively, and $4.5 million and $4.3 million for the nine months ended September 30, 2000 and 1999, respectively, and is included in other income, net, on the Company's Consolidated Statement of Operations.

4.The West Virginia Legislature passed House Concurrent Resolution
  27 on March 11, 2000, approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va.
  PSC) with certain modifications. The need for further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice. The Company expects that implementation of the deregulation plan will occur in mid-2001 if the Legislature approves the necessary tax law changes during their next session in the first quarter of 2001. Among the provisions of the plan are the following:

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

  * The Company is permitted to file a petition seeking W.Va. PSC approval to transfer its West Virginia jurisdictional generating assets (approximately 2,040 MW) to its non-regulated generation affiliate, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), at book value. Also, based on a final order issued by the

    W.Va. PSC on June 23, 2000, the West Virginia jurisdictional assets of the Parent's subsidiary, The Potomac Edison Company (Potomac Edison), were transferred to Allegheny Energy Supply at book value on August 1, 2000, in conjunction with the Maryland law that allows generating assets to be transferred to non-regulated ownership.

  * The Company will recover the cost of its non-utility generation contracts through a series of surcharges applied to all customers over 10 years.

  * Industrial customers will receive a 3% rate reduction effective
    July 1, 2000.

  * A special "Rate Stabilization" account of $42.6 million will be established by the Company for residential and small business customers to mitigate the impact of the market price of power as determined by the W.Va. PSC.

 In 1997, the Emerging Issues Task Force (EITF) issued EITF No. 97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statement Nos. 71 and 101." The EITF agreed that, when a rate order that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued, the entity should cease to apply the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," to that separable portion of its business.

 As required by EITF 97-4, the Company discontinued the application of SFAS No. 71 for its West Virginia jurisdiction's electric generating operations in the first quarter of 2000. The Company recorded under the provisions of SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," an extraordinary charge of $58.2 million in the first quarter of 2000 to reflect unrecoverable net regulatory assets that will not be collected from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan as shown below:

                                               Gross    Net-of-Tax
                                              (Millions of Dollars)

 Unrecoverable regulatory assets               $54.1      $32.5
 Rate stabilization obligation                  42.6       25.7
   2000 extraordinary charges                  $96.7      $58.2

5.On October 5, 2000, the Public Utilities Commission of Ohio
  (Ohio PUC) approved a settlement to implement a restructuring plan for the Company. The plan will allow the Company's 29,000 Ohio customers to choose their electricity supplier starting January 1, 2001. Below are the highlights of the plan.

  * The Company will be permitted to transfer approximately 325 MW of Ohio jurisdictional generating assets to its unregulated affiliate, Allegheny Energy Supply, at net book value as of January 1, 2001.

  * Residential customers will receive a five percent reduction in the generation portion of their electric bills during a five-year market development period beginning on January 1, 2001. These rates will be frozen for the five years.

  * For commercial and industrial customers, existing generation rates will be frozen at the current rates for the market development period, which begins on January 1, 2001. The market development period is three years for large commercial and industrial customers and five years for small commercial customers.

  * The Company will collect from shopping customers a regulatory transition charge of $0.0008 per kilowatt-hour (kWh) for the market development period.

  * Allegheny Energy Supply will be permitted to offer competitive generation service throughout Ohio.

  * Additional taxes resulting from the competition legislation will be deferred for up to two years as a regulatory asset.

  As a result of the Ohio PUC approval of the settlement, the Company expects to record an extraordinary charge in the fourth quarter of 2000 under the provisions of SFAS No. 101 for the estimated amount of unrecoverable net regulatory assets under the deregulation plan. The Company estimates the extraordinary charge from the Ohio deregulation plan to be $8.1 million before taxes ($4.9 million after taxes).

6.The Consolidated Balance Sheet includes the amounts listed below for generation assets not subject to SFAS No. 71.

                                             September   December
                                               2000        1999
                                            (Millions of Dollars)

  Property, plant, and equipment                $862.0     $    -
  Amounts under construction included above       23.0          -
  Accumulated depreciation                      (469.5)         -

  The Company expects to transfer these assets to Allegheny Energy Supply in 2001 based on the deregulation plan approved by the W.Va. PSC as discussed in Note 4.

7.All of the employees of the Parent are employed by Allegheny
  Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935. Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the third quarter of 2000 and 1999 were $43.6 million and $27.1 million, respectively. The total billings by AESC (including capital) to the Company for the nine months ended September 30, 2000 and 1999 were $105.2 million and $83.8 million, respectively. The Company buys power from and sells power to its affiliates at tariff rates approved by the FERC.

8.The Company's principal operating segment is regulated operations. The regulated operations segment, previously referred to as the utility segment, operates electric transmission and distribution systems and natural gas distribution systems in regulatory jurisdictions which have not yet implemented deregulation of electric generation.

  The Company and its regulated affiliates, Potomac Edison and West Penn Power Company (West Penn), collectively now doing business as Allegheny Power, are engaged in the purchase, transmission and distribution of electric energy. Also, with the Company's purchase of West Virginia Power in December 1999 and Mountaineer Gas Company (Mountaineer Gas) in August 2000, Allegheny Power is now involved with the delivery and procurement of natural gas. In addition, the Company is engaged in the generation and sale of electric energy.

9.A Securities and Exchange Commission (SEC) announcement at the
  March 16, 2000 EITF meeting requires companies to disclose their accounting policy for repair and maintenance costs incurred in connection with planned major maintenance activities. For the Company, maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant and reflect routine maintenance of equipment and right-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Maintenance costs are expensed in the year incurred. Power station major maintenance costs are expensed within the year based on estimated annual costs and estimated generation. T&D right-of-way vegetation control costs are expensed within the year based on estimated annual costs and estimated sales. Power station major maintenance accruals and T&D right-of-way vegetation control accruals are not intended to accrue for future years' costs.

10.On August 18, 2000, the Company completed the purchase of Mountaineer Gas, a natural gas sales, transportation, and distribution company serving southern West Virginia and the northern and eastern panhandles of West Virginia, from Energy Corporation of America (ECA). The acquisition included the assets of Mountaineer Gas Services, which operates natural gas-producing properties, natural gas-gathering facilities, and intrastate transmission pipelines. The acquisition increased the Company's number of gas customers in West Virginia by about 200,000 customers in a region where the Company already provides energy services.

   The Company acquired Mountaineer Gas for $322.8 million, which includes the assumption of $100.1 million of existing long-term debt. In accordance with the purchase agreement, the Company accrued a $2.9 million estimated liability for an additional payment to ECA related to working capital and construction expenditure adjustments to the purchase price. The acquisition has been recorded using the purchase method of accounting. The table below shows the allocation of the purchase price to assets and liabilities acquired:

                                                    Millions of Dollars

  Purchase price                                         $325.7
  Direct costs of the acquisition                           2.6
     Total acquisition cost                               328.3

  Less assets acquired:
     Utility plant                                        300.2
     Accumulated depreciation                            (144.8)
        Utility plant, net                                155.4

  Investments and other assets
     Current assets                                        45.9
     Deferred charges                                      23.8

        Total assets acquired (excluding                  225.1
  goodwill)

  Add liabilities acquired:
     Current liabilities                                   47.9
     Deferred credits and other liabilities                10.9
        Total liabilities acquired                         58.8

  Excess of cost over net assets acquired                $162.0


 The Company is amortizing the excess of cost over net assets acquired on a straight-line basis over 40 years.

              MONONGAHELA POWER COMPANY AND SUBSIDIARY

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations


COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000
     WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999


     The Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Monongahela Power Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the following Management's Discussion and Analysis information.

Factors That May Affect Future Results

     Management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in states served by the Company and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

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

Significant Events in the First Nine Months of 2000

West Virginia Deregulation

     The West Virginia Legislature passed House Concurrent Resolution 27 on March 11, 2000, approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va.
PSC) with certain modifications. As a result of West Virginia legislation, the Company discontinued the application of Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," for the electric generation portion of its West Virginia operations and has adopted SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71."

     Accordingly, the Company recorded an extraordinary charge of $96.7 million ($58.2 million after taxes) during the first quarter of 2000. The write-off reflects unrecoverable net regulatory assets that will not be collected from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. See Note 4 to the financial statements for details of the deregulation plan.

     See Electric Energy Competition for more information regarding restructuring in West Virginia.

Acquisition of Mountaineer Gas Company

     On August 18, 2000, the Company completed the purchase of Mountaineer Gas Company (Mountaineer Gas), a natural gas sales, transportation, and distribution company serving southern West Virginia and the northern and eastern panhandles of West Virginia, from Energy Corporation of America (ECA) for $322.8 million (which includes the assumption of $100.1 million of existing long-term debt). In accordance with the purchase agreement, the Company accrued a $2.9 million estimated liability for an additional payment to ECA related to working capital and construction expenditure adjustments to the purchase price. The acquisition included the assets of Mountaineer Gas Services, which operates natural gas-producing properties, natural gas-gathering facilities, and intrastate transmission pipelines. The acquisition increased the Company's number of gas customers in West Virginia by about 200,000 customers in a region where the Company already provides energy services. (See Note 10 to the consolidated financial statements for additional information.)

Acquisition of West Virginia Power

     In December 1999, the Company purchased from UtiliCorp United Inc. the assets of West Virginia Power Company (West Virginia Power), an electric and natural gas distribution company located in southern West Virginia, for approximately $95 million. In conjunction with the acquisition of West Virginia Power's assets, the Company purchased for $2.1 million the assets of a heating, ventilation, and air conditioning business.

Transfer of Generation Assets

West Virginia

     On June 23, 2000, the W.Va. PSC issued an order regarding the transfer of the generation assets of the Company. In part, the order requires, that after implementation of the deregulation plan, the Company file with the W.Va. PSC a petition seeking a Commission finding that a proposed transfer of generation assets complies with the conditions of the deregulation plan. The June 23, 2000 order also permits the Company to submit a petition to the Commission seeking approval to transfer its West Virginia generation assets prior to the implementation of the deregulation plan. A filing before the implementation of the deregulation plan is required to include commitments to the consumer and other protections contained in the deregulation plan. On August 15, 2000 and supplemented on

October 31, 2000, the Company filed a petition seeking W.Va. PSC approval to transfer its West Virginia assets to its unregulated affiliate, Allegheny Energy Supply, LLC (Allegheny Energy Supply), on or after January 1, 2001 contemporaneously with the transfer of its Ohio generation assets.

Ohio Transition Plan

  The Company reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 29,000 Ohio customers. The stipulation was filed with the Ohio Public Utilities Commission (Ohio PUC) on June 22, 2000. Following are the highlights of the agreement:

* The Company will be permitted to transfer approximately 325 MW of Ohio jurisdictional generating assets to its unregulated affiliate, Allegheny Energy Supply, at net book value as of January 1, 2001.

* Residential customers will receive a five percent reduction in the generation portion of their electric bills during a five-year market development period beginning on January 1, 2001. These rates will be frozen for the five years.

* For commercial and industrial customers, existing generation rates will be frozen at the current rates for the market development period, which begins on January 1, 2001. The market development period is three years for large commercial and industrial customers and five years for small commercial customers.

* The Company will collect from shopping customers a regulatory transition charge of $0.0008 per kilowatt-hour (kWh) for the market development period.

* Allegheny Energy Supply will be permitted to offer competitive generation service throughout Ohio.

* Additional taxes resulting from competition legislation will be deferred for up to two years as a regulatory asset.

     On October 5, 2000, the Ohio PUC approved the Company's plan pending a review period.

Rate Matters

     As previously reported, the W.Va. PSC entered an order to initiate a fuel review proceeding to establish a fuel increment in rates for the Company and its affiliate, The Potomac Edison Company (Potomac Edison), to be effective July 1, 1999, through June 30, 2000. If an agreement was not reached, the proposed fuel rates which would increase the Company's fuel rates by $10.9 million and decrease its affiliate's, Potomac Edison, fuel rates by $8.0 million was scheduled to become effective March 15, 2000. On June 23, 2000, the W.Va. PSC approved a Joint Stipulation and Agreement for Settlement, stating agreed-upon rates designed to make the rates of the Company and its affiliate, Potomac Edison, consistent. Under the terms of the settlement, several tariff schedules, notably those available to residential and small commercial customers, will require several incremental steps to reach the agreed-upon rate level. The settlement rates will result in a combined revenue reduction for the Company and its affiliate, Potomac Edison, of approximately $.3 million for 2000 increasing over 8 years to an annual reduction of approximately $1.7 million. Offsetting the decrease in rates, the settlement approved by the W.Va. PSC directs the Company to amortize the existing over collected deferred fuel balance as of June 30, 2000 (approximately $16.0 million) as a reduction of expenses over a four and one-half year period beginning July 1, 2000. Also, July 1, 2000, Potomac Edison and the Company ceased their expanded net energy cost (fuel clause) as part of the settlement.

Allegheny Power Forms New Independent Transmission Affiliation

     Allegheny Energy, Inc.'s (the Parent) regulated subsidiaries, the Company, Potomac Edison, and West Penn Power Company (West Penn), collectively doing business as Allegheny Power, announced on October 5, 2000, that it signed a Memorandum of Agreement with Pennsylvania-New Jersey-Maryland Interconnection, LCC (PJM) to develop a new affiliation. The alliance was outlined in a filing submitted to the Federal Energy Regulatory Commission (FERC) on October 16, 2000, in order to meet the requirements of FERC's Order 2000.

     FERC's Order 2000 requires all electric utilities, not currently in an independent system operator (ISO), to file a plan on how they would participate in a regional transmission organization (RTO), those entities that oversee and control the power grid. Although PJM is an ISO, Allegheny Power will not join PJM, but will pursue the development of an independent transmission company, working within the PJM framework.

     Allegheny Power will lead the new initiative, known as PJM West, which will allow transmission service to all market participants while simultaneously expanding the PJM market. The Company's unregulated affiliate, Allegheny Energy Supply, will benefit from the PJM West initiative by having its generation within PJM, opening markets, and making the generation more competitive in the current PJM region.

Toxics Release Inventory (TRI)

     On Earth Day 1997, President Clinton announced the expansion of Right-to-Know (TRI) reporting to include electric utilities, limited to facilities that combust coal and/or oil for the purpose of generating power for distribution in commerce. The purpose of TRI is to provide site-specific information on chemical releases to the air, land, and water. Packets of information about the Allegheny Energy companies (the System) releases were provided to the media in the System's area and posted on the Parent's web site. The System filed its 1999 TRI report with the Environmental Protection Agency (EPA) prior to the July 1, 2000 deadline date, reporting 27.5 million pounds of total releases for calendar year 1999.

Review of Operations

EARNINGS SUMMARY

     Earnings for the third quarter of 2000 was $28.4 million compared to $26.6 million for the corresponding 1999 period.

Earnings for the first nine months of 2000, excluding an extraordinary charge of $58.2 million, net of taxes, was $70.1 million compared with $68.4 million in the corresponding 1999 period. The increases in earnings were primarily due to increases in operating revenues resulting from increased sales to affiliated companies.

     The nine months ended September 2000 extraordinary charge of $58.2 million, net of taxes, reflects a write-off by the Company of costs determined to be unrecoverable as a result of West Virginia legislation requiring deregulation of electric generation and recognition of a rate stabilization obligation. As a result of the write-off, the net income for the first nine months of 2000 was $11.9 million.

SALES AND REVENUES

     The major retail customer classes (residential, commercial, and industrial) include electric and gas revenues as shown below:

                       Three Months Ended    Nine Months Ended
                           September 30          September 30
                            2000   1999        2000       1999
                                 (Millions of Dollars)

Electric revenues         $147.3   $146.2     $444.4     $420.9
Gas revenues                 8.8        -       21.7          -
  Total retail
    revenues              $156.1   $146.2     $466.1     $429.9

     Percentage changes in electric revenues and kWh sales by major retail customer classes were:

                               Change from Prior Periods
                       Three Months Ended    Nine Months Ended
                          September 30          September 30

                        Revenues     kWh    Revenues      kWh

Residential              (4.2%)   (5.5%)        4.6%      3.9%
Commercial                 7.6     11.5        10.8      12.9
Industrial                 2.1      6.2         3.5       7.3
Total                      0.8%     3.9%        5.6%      7.4%

     The third quarter of 2000 includes residential gas revenues of $5.1 million, $0.6 million in commercial, and $3.1 million industrial gas revenues related to the Company's acquisition of the assets of West Virginia Power in December 1999 and Mountaineer Gas in August 2000.

     The first nine months of 2000 includes residential gas revenues of $14.0 million, $4.5 million in commercial, and $3.2 million industrial gas revenues related to the Company's acquisition of the assets of West Virginia Power and Mountaineer Gas.

     The decrease in residential kWh sales for the three months ended September 30, 2000, which is more weather sensitive than the other classes, was primarily related to decreased usage by customers. The increase in residential kWh sales for the nine months ended September 30, 2000 reflects the acquisition of the assets of West Virginia Power.

     Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The increases in commercial kWh sales primarily reflects increased sales related to the acquisition of the assets of West Virginia Power and Mountaineer Gas, and to a lesser extent increased customer usage.

     The increases in industrial kWh sales were primarily due to increased kWh sales to iron and steel, chemical, and coal mining customers.

     Revenues reflect not only the changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) through June 30, 2000 for West Virginia and September 30, 2000 for Ohio. Effective July 1, 2000, the Company's West Virginia jurisdiction ceased to have a fuel clause. Through June 30, 2000 for West Virginia and September 30, 2000 for Ohio, changes in fuel revenues had no effect on the Company's net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customers' bills through a fuel clause.

      Wholesale and other revenues were as follows:

                             Three Months Ended     Nine Months Ended
                               September 30           September 30
                               2000   1999            2000      1999
Wholesale customers           $ 1.3  $ 1.1           $ 4.0     $ 3.4
Affiliated companies           28.6   22.0            75.3      64.5
Street lighting and other       4.9    1.6             8.9       5.1
Total wholesale and
  other revenues              $34.8  $24.7           $88.2     $73.0

     Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under FERC regulation. Competition in the wholesale market for electricity was initiated by the national Energy Policy Act of 1992 which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services.

     Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of the Parent. Revenues from affiliated companies increased $6.6 million and $10.8 million in the third quarter and first nine months of 2000, respectively, due primarily to increased sales to its unregulated affiliate, Allegheny Energy Supply. The Company has a dispatch arrangement with Allegheny Energy Supply.

     Bulk power transactions include sales of bulk power and transmission and other energy services to power marketers and other utilities. Bulk power and transmission and other energy services revenues for the three and nine months ended periods of 2000 and 1999 were as follows:

                              Three Months Ended  Nine Months Ended
                                 September 30        September 30
                                 2000      1999      2000     1999
kWh Transactions (in
billions):
  Bulk power                       -        .1       .03        .2
  Transmission and other
    energy services
    to nonaffiliated companies   .67        .7      1.99       1.6
      Total                      .67        .8      2.02       1.8

Revenues(Millions of
Dollars):
Bulk power                      $  -      $2.9      $  .7     $ 5.9
Transmission and other
  energy services
  to nonaffiliated companies     4.0       4.5      10.1        9.6
      Total                     $4.0      $7.4     $10.8      $15.5

     Revenues from bulk power transactions decreased due to decreased sales to power marketers and other utilities. This is a result of increased affiliated sales due to a dispatch arrangement with its unregulated affiliate, Allegheny Energy Supply.

     The costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, are currently recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses may be either positive or negative depending on whether the Company is a net buyer or seller of electricity during such periods and the open commitments which exist at such times. The impact of such price volatility was insignificant to the Company in the first six months of 2000 and nine months of 1999 periods because changes are passed to customers through operation of fuel clauses.

     The Company assumes the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power in the West Virginia jurisdiction. Effective January 1, 2001, a fuel clause is expected to cease to exist for the Company's Ohio jurisdiction.

OPERATING EXPENSES

     Total fuel expenses for the third quarter of 2000 increased 2% due to a 3% increase in kWhs generated and a 1% increase in average fuel prices, offset by a 2% decrease due to efficiency.

     Total fuel expenses for the first nine months of 2000 increased 1% due to a 2% increase in kWhs generated, offset by a 1% decrease related to efficiency.

     Purchased power and exchanges, net, represents power purchases from the exchanges with other companies and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to Allegheny Generating Company (AGC), an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Energy System at any given time, and consists of the following items:

Purchased Power and Exchanges, Net

                             Three Months Ended   Nine Months Ended
                                September 30         September 30
                                 2000       1999      2000      1999
                                     (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*      $17.4      $13.0     $53.5     $47.9
    Other                        6.8         4.1      17.4       9.4
  Power exchanges, net             -         (.8)      1.6       (.7)
Affiliated transactions:
  AGC capacity charges           5.9         5.0      18.5      14.6
    Purchased power and
      exchanges, net           $30.1       $21.3     $91.0     $71.2

*PURPA cost (cents per kWh)      5.3         4.9       5.4       5.2

     The increases in other purchased power in the third quarter and first nine months of 2000 were due primarily to serve the customers acquired through the acquisition of West Virginia Power.

     The gas purchases and gas production of $5.4 million and $13.8 million for the third quarter and nine months ended September 30, 2000, respectively, reflects the acquisition of West Virginia Power in December 1999 and Mountaineer Gas in August 2000.

     Other operations expenses increased $6.1 million and $12.4 million in the third quarter and nine months ended September 30, 2000, respectively. The increases in both periods were primarily due to expenses associated with serving the customers acquired through the acquisition of West Virginia Power and Mountaineer Gas.

     The increase in maintenance expenses for the nine months ended September 30, 2000, is related to increased power station maintenance and to transmission and distribution (T&D) maintenance expenses associated with the West Virginia Power acquisition. Maintenance expenses represent costs incurred to maintain the power stations, the T&D system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

     Depreciation and amortization expense in the three and nine months ended September 30, 2000 increased due to increased investment, primarily the acquisition of the assets of West Virginia Power and Mountaineer Gas.

     Taxes other than income taxes increased $1.9 million and $6.1 million in the three and nine months ended September 30, 2000, respectively, due to increased West Virginia Business and Occupation Taxes due to the acquisition of West Virginia Power and the settlement of audit issues.

     The decrease in federal and state income taxes of $2.8 million in the three months ended September 30, 2000 was primarily due to a reversal of depreciation timing differences.

     The increase in interest on long-term debt in the third quarter and nine months ended September 30, 2000, respectively, resulted primarily from increased average long-term debt outstanding primarily due to the acquisition of West Virginia Power in December 1999 and Mountaineer Gas in August 2000.

     The extraordinary charge in the first nine months of $96.7 million ($58.2 million, net of taxes) was required to reflect a write-off by the Company of net regulatory assets determined to be unrecoverable from customers and establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. The extraordinary charge was a result of West Virginia legislation requiring deregulation of electric generation. See Note 4 to the financial statements for additional information.

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

Financing

     The Company and its affiliates use an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. The Company had $36.4 million in money pool borrowings outstanding at September 30, 2000 recorded as notes payable to affiliates.

     The Company redeemed $65.0 million of 5 5/8% series first mortgage bonds in April 2000. On August 18, 2000, the Company borrowed $61.0 million from a $100.0 million revolving credit facility. The facility is priced off the London Interbank Offer Rate

(LIBOR) three-month floating rate. The Company will borrow the remaining amount of the facility, on an as needed basis, prior to the generating asset transfer to Allegheny Energy Supply. The facility will then be transferred to Allegheny Energy Supply concurrent with the asset transfer.

     On August 18, 2000, the Parent issued $165.0 million aggregate principal amount of its 7.75% notes due 2005. The Parent contributed $162.5 million of the proceeds from its financing to the Company.
The Company used the proceeds from the Parent, and the $61.0 million borrowed under the revolving credit facility, in connection with the purchase of Mountaineer Gas.

     As part of the purchase of Mountaineer Gas on August 18, 2000, the Company assumed $100.1 million of existing Mountaineer Gas debt.

Impact of Change in Short-term Interest Rate

     A one percent increase in the short-term borrowing interest rate would increase projected interest expense by approximately $0.1 million for the three months ended December 31, 2000 based on projected short-term borrowings.

Environmental Issue

     As previously reported, the EPA's nitrogen oxides (NOx) State Implementation Plan (SIP) call regulation has been under litigation and on March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that basically upheld the regulation. However, an appeal of that decision was filed in April 2000 by the state and industry litigants. On June 23, 2000, the Court denied the request for the appeal. The Court also granted the EPA's request to lift the previous court ordered stay of the September 1999 SIP submittal deadline by which the States must file their compliance plans to implement the NOx SIP call regulation. The new SIP submittal deadline is October 28, 2000 and the compliance due date will remain May 1, 2003. The Company's compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations, with an estimated total capital cost of $96 million. Of that amount, approximately $3 million was spent in 1999.

     On August 2, 2000, the Parent received a letter from the EPA requiring it to provide certain information on the following ten electric generating stations: Albright, Armstrong, Fort Martin, Harrison, Hatfield's Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. These electric generating stations are now owned by Allegheny Energy Supply and the Company. The letter requested information under Section 114 of the federal Clean Air Act to determine compliance with federal Clean Air Act and state implementation plan requirements, including potential application of federal New Source Performance Standards. In general, such standards can require the installation of additional air pollution control equipment upon the major modification of an existing facility.

     Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in many cases. The Company believes its generating facilities have been operated in accordance with the Clean Air Act and rules implementing the Act.
The experience of other utilities, however, suggests that, in recent years, the EPA may well have revised its interpretation of the rules regarding the determination of whether an action at a facility constitutes routine maintenance, which would not trigger the requirements of the New Source Performance Standards, or a major modification of the facility, which would require compliance with the New Source Performance Standards. If federal New Source Performance Standards were to be applied to these generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. In connection with the deregulation of generation, the Parent has agreed to rate caps in each of its jurisdictions, and there are no provisions under those arrangements to increase rates to cover such expenditures.

Electric Energy Competition

     The electricity supply segment of the electric industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. The Parent continues to be an advocate of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations and ensure level playing fields.

     In addition, to the wholesale electricity market becoming more competitive, the majority of states have taken active steps toward allowing retail customers the right to choose their electricity supplier.

     The Parent is at the forefront of state-implemented retail competition, having successfully negotiated settlement agreements in all of the states the Operating Subsidiaries (the Company, Potomac Edison, and West Penn) serve. Pennsylvania and Maryland have retail choice programs in place. West Virginia's legislature has approved a deregulation plan for the Company pending additional legislation regarding tax revenues for state and local governments. Virginia, Ohio, and West Virginia are in the process of developing rules to implement choice.

Activities at the Federal Level

     The Company continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the Company unless certain outmoded and anti-competitive laws, specifically the Public Utilities Holding Company Act (PUHCA) and
Section 210 (Mandatory Purchase Provisions) of PURPA, are repealed or significantly revised. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a certain date for customer choice, several key provisions favored by the Company are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Company priorities by repealing PUHCA and the mandatory purchase provisions of PURPA. Although there was considerable activity and discussion on this bill and several other bills in the House and Senate, that activity fell short of moving consensus legislation forward prior to the August recess. Initial momentum on the issue was not sufficient to achieve passage of restructuring legislation this year. A new congress and administration are expected to take up the issue early next year.

     On December 15, 1999, the FERC issued Order 2000, which requires all electric utilities not currently in an ISO to file a plan on how they would participate in a RTO. RTOs are intended to oversee and control the power grid in a more competitive marketplace. Allegheny Power and other transmission-owning entities were required to file with the FERC their plans for joining an RTO by October 16, 2000. On October 5, 2000, Allegheny Power and the PJM announced that they had signed a Memorandum of Agreement to develop a new affiliation. The alliance was outlined in a filing submitted on October 16, 2000 to the FERC in order to meet the requirements of FERC's Order 2000. Although PJM is an ISO, Allegheny Power will not join PJM, but will pursue the development of an independent transmission company, working within the PJM framework. (See additional discussion on page 15.)

Ohio Activities

     The Ohio General Assembly passed legislation in 1999 to restructure its electric utility industry. All of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by the Ohio PUC.

    The Company reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 28,000 Ohio customers. The stipulation was approved by the Ohio PUC on October 5, 2000, pending a 30 day review period. The restructuring plan allows the Company to transfer its Ohio generating assets to Allegheny Energy Supply at net book value on January 1, 2001. See highlights of the agreement on page 14 under Ohio Transition Plan.

West Virginia Activities

     In March 1998, the West Virginia Legislature passed legislation that directed the W.Va. PSC to develop a restructuring plan which would meet the dictates and goals of the legislation. In January 2000, the W.Va. PSC submitted a restructuring plan to the legislature for approval that would open full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the Commission's plan, but assigned the tax issues surrounding the plan to the 2000 Legislative Interim Committees to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan. The start date of competition is contingent upon the necessary tax changes being made and approved by the legislature. The Company expects that implementation of the deregulation plan will occur in mid-2001 if the Legislature approves the necessary tax law changes. The W.Va. PSC is currently in the process of developing the rules under which competition will occur. Associated rulemaking proceedings are scheduled for the remainder of this year.

     The status of electric energy competition in Maryland, Pennsylvania, and Virginia in which affiliates of the Company serve are as follows.

Maryland Activities

     On June 7, 2000, the Maryland Public Service Commission (Maryland PSC) approved the transfer of the generating assets of Potomac Edison to Allegheny Energy Supply. The transfer was made on August 1, 2000. Maryland customers of Potomac Edison had the right to choose an alternative electric provider on July 1, 2000, although the Commission has not yet finalized all of the rules that will govern customer choice in the state. As of October 1, 2000, only 23 customers had switched to an alternate provider in Potomac Edison's service territory.

     On July 1, 2000, the Maryland PSC issued a restrictive order on affiliated transactions and codes of conduct. Potomac Edison filed an appeal in court on July 31, 2000, which included a request for a stay of the Maryland PSC's order. The Potomac Edison's awaiting a ruling from the court. The Maryland PSC is developing rules on emissions disclosure and is also examining whether and how to require renewable portfolio standards for retail suppliers in the state.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania far exceed that of any other state so far. West Penn has retained over 98% of its Pennsylvania customers as of September 30, 2000.

Virginia Activities

     The Virginia Electric Utility Restructuring Act (Restructuring
Act) became law on March 25, 1999. All utilities must submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004.

     The Restructuring Act was amended during the 2000 General Assembly legislative session to direct the Virginia State Corporation Commission (Virginia SCC) to prepare for legislative approval a plan for competitive metering and billing and authorize the Commission to implement a consumer education program on electric choice funded through the Commission's regulatory tax.

     On July 11, 2000, the Virginia SCC issued an order approving
Potomac Edison's separation plan permitting the transfer of its generating assets and the provision of the Phase I application.

     Various rulemaking proceedings to implement customer choice are ongoing before the Virginia SCC.

Accounting for the Effects of Price Deregulation

     In July 1997, the Emerging Issues Task Force (EITF) of the FASB released Issue No. 97-4, "Deregulation of the Pricing of Electricity
- Issues Related to the Application of FASB Statement Nos. 71 and 101," which concluded that utilities should discontinue application of SFAS No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. In accordance with guidance of EITF Issue No. 97-4, the Company has discontinued the application of SFAS No. 71 to its electric generation business in West Virginia. The legislation passed in Ohio established a definitive process for transition to deregulation and market-based pricing for electric generation. On October 5, 2000, the Ohio PUC approved the Company's settlement plan pending a 30 day review period. As a result, the Company expects to record an extraordinary charge in the forth quarter of 2000 under the provisions of SFAS No. 101 for the estimated amount of unrecoverable net regulatory assets under the deregulation plan. The Company estimates the extraordinary charge from the Ohio deregulation plan to be $8.1 million before taxes ($4.9 million after taxes).

Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133." Effective January 1, 2001, the Company will implement the requirements of these accounting standards.

     These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     The Parent has organized a cross-functional project team for implementing SFAS No. 133. The team has substantially completed the Company's inventory of financial instruments, commodity contracts, and other commitments for the purpose of identifying and assessing all of the Company's derivatives. The Company will record an asset or liability on its balance sheet based on the fair value of any contracts that meet the derivative criteria in SFAS No. 133 at the
adoption date.   The fair values of these contracts will fluctuate
over time due to changes in the underlying commodity prices which are influenced by various market factors, including weather and availability of regional electric generation and transmission capacity. It is anticipated that any contracts meeting SFAS No. 133's derivative criteria will increase the volatility in reported earnings and other comprehensive income.

              MONONGAHELA POWER COMPANY AND SUBSIDIARY

              Part II - Other Information to Form 10-Q
                for Quarter Ended September 30, 2000



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

          (27) Financial Data Schedule

          (12) Computation in Support of Earnings to Fixed Charges
          For                                          Nine Months
          Ended September 30, 2000

                                                  (Thousands of
                                                    Dollars)
          Earnings:
          Net income*                               $ 70,084
          Plus: Fixed Charges (see below)             32,891
                Income taxes*                         36,419
                Amortization of capitalized                2
          interest
          Less: Capitalized interest                    (355)
             Total earnings                         $139,041

          Fixed Charges:
          Interest on long-term debt                 $29,124
          Other interest                               2,407
          Estimated interest component
           of rentals                                  1,360
             Total Fixed Charges                     $32,891

          Ratio of Earnings for Fixed Charges           4.23

          *Net income and income taxes excludes
           Extraordinary charges

(b)       Form 8-K Reporting Date - October 12, 2000.

          Items reported:  Other Events

          Item 5 - The Company withdrew its proposal to amend its Articles of Incorporation. The proposal would have removed from the Articles a provision that limits the Company's flexibility to issue or assume certain types of debt.

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


November 14, 2000