Form 10-Q
period 2001-03-31
MONONGAHELA POWER CO /OH/
filed 2001-05-15
CIK 67646

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001

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

     At May 15, 2001, 5,891,000 shares of the Common Stock ($50 par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Form 10-Q for Quarter Ended March 31, 2001

Index

PART I - FINANCIAL INFORMATION:	Page No.

Consolidated Statement of Operations - Three months ended March 31, 2001 and 2000	3

Consolidated Statement of Cash Flows - Three months ended March 31, 2001 and 2000	4

Consolidated Balance Sheet - March 31, 2001 and December 31, 2000	5-6

Notes to Consolidated Financial Statements	7-11

Management's Discussion and Analysis of Financial Condition and Results of Operations	12-26

PART II- OTHER INFORMATION	27-28

3

MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Operations
(Thousands of Dollars)

	Unaudited
	Three Months Ended
	March 31
	2001	2000*

OPERATING REVENUES:
Residential	$134,212	$ 69,743
Commercial	71,215	38,231
Industrial	55,005	54,256
Wholesale and other, including affiliates	33,606	27,673
Bulk power transactions, net	3,371	3,574
Total Operating Revenues	297,409	193,477

OPERATING EXPENSES:
Operation:
Fuel	39,535	36,308
Purchased power and exchanges, net	28,927	32,016
Gas purchases and production	67,868	5,653
Deferred power costs, net		2,065
Other	38,649	23,925
Maintenance	23,249	17,672
Depreciation and amortization	20,538	16,801
Taxes other than income taxes	17,881	11,563
Federal and state income taxes	19,206	14,756
Total Operating Expenses	255,853	160,759
Operating Income	41,556	32,718

OTHER INCOME AND DEDUCTIONS:
Allowance for other than borrowed funds
used during construction	115	171
Other income, net	1,560	1,935
Total Other Income and Deductions	1,675	2,106

Income Before Interest Charges and
Extraordinary Charge, Net	43,231	34,824

INTEREST CHARGES:
Interest on long-term debt	12,834	10,005
Other interest	692	560
Allowance for borrowed funds used during construction	(384)	(159)

Total Interest Charges	13,142	10,406

Consolidated Income Before Extraordinary Charge	30,089	24,418
Extraordinary Charge, net		(58,227)
CONSOLIDATED NET INCOME	$ 30,089	$(33,809)

See accompanying notes to consolidated financial statements.

* Certain amounts have been reclassified for comparative purposes.

4
MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Thousands of Dollars)
	Unaudited
	Three Months Ended
	March 31
	2001	2000*
CASH FLOWS PROVIDED BY OPERATIONS:
Consolidated net income	$ 30,089	$ (33,809)
Extraordinary charge, net of taxes		58,227
Consolidated income before extraordinary charge	30,089	24,418

Depreciation and amortization	20,538	16,801
Deferred investment credit and income taxes, net	3,582	(1,004)
Deferred power costs, net		2,065
Unconsolidated subsidiaries' dividends in excess of earnings	688	366
Allowance for other than borrowed funds used
during construction	(115)	(171)
Changes in certain assets and liabilities:
Accounts receivable, net	(13,801)	158
Materials and supplies	(1,911)	(591)
Prepayments	29,110	7,876
Accounts payable	(18,172)	5,826
Accounts payable to affiliates, net	(8,567)	(7,256)
Taxes accrued	3,965	7,606
Interest accrued	2,773	3,960
Other, net	431	6,304
	48,610	66,358
CASH FLOWS USED IN INVESTING:
Construction expenditures (less allowance for other
than borrowed funds used during construction)	(18,205)	(10,870)

CASH FLOWS USED IN FINANCING:
Repayment of long-term debt	(4)
Short-term debt, net	(23,715)
Funds on deposit with trustees		2,561
Notes payable to affiliates		(28,650)
Notes receivable from affiliates	(2,700)	(27,750)
Dividends on capital stock:
Preferred stock	(1,259)	(1,259)
	(27,678)	(55,098)

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	2,727	390
Cash and temporary cash investments at January 1	3,658	3,826
Cash and temporary cash investments at March 31	$ 6,385	$ 4,216

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amount capitalized)	$10,463	$ 6,187
Income taxes	1,041	(3,156)

Noncash investing and financing activities:

In January 2001, the Company transferred the pension and OPEB obligation of Mountaineer Gas Company in the amount of $16.3 million to its affiliate Allegheny Energy Service Corporation (AESC). This transfer was performed in conjunction with the transfer of Mountaineer Gas Company employees to AESC. The Company accrued a long-term liability to AESC to reflect the transfer of the pension and OPEB liability to AESC.

See accompanying notes to consolidated financial statements.
* Certain amounts have been reclassified for comparative purposes.

5
MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet
(Thousands of Dollars)

	Unaudited
	March 31,	December 31,
ASSETS:	2001	2000*
Property, Plant, and Equipment:
Regulated operations	$2,373,971	$2,512,288
Unregulated generation	147,534
Construction work in progress	39,932	33,476
	2,561,437	2,545,764
Accumulated depreciation	(1,173,180)	(1,152,953)
	1,388,257	1,392,811
Investments and Other Assets:
Allegheny Generating Company - common stock at equity	38,308	38,980
Excess of cost over net assets acquired	198,918	200,183
Other	3,462	200
	240,688	239,363

Current Assets:
Cash	6,385	3,658
Accounts receivable:
Utility service	83,599	84,261
Gas	62,690	47,250
Other	4,499	5,385
Allowance for uncollectible accounts	(6,438)	(6,347)
Notes receivable affiliates due within one year	24,704	22,004
Materials and supplies - at average cost:
Operating and construction	21,562	21,617
Fuel	12,676	10,710
Prepaid taxes	20,927	39,342
Prepaid gas	17,585	27,830
Prepaid accounts	435	885
Other, including current portion of regulatory assets	7,930	5,688
	256,554	262,283
Deferred Charges:
Regulatory assets	90,004	90,004
Unamortized loss on reacquired debt	10,816	10,983
Other	7,674	10,224
	108,494	111,211

Total Assets	$1,993,993	$2,005,668

6
MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet(Continued)
(Thousands of Dollars)

	Unaudited
	March 31,	December 31,
CAPITALIZATION AND LIABILITIES:	2001	2000*
Capitalization:
Common stock	$ 294,550	$ 294,550
Other paid-in capital	164,941	164,941
Retained earnings	270,994	248,408
	730,485	707,899
Preferred stock	74,000	74,000
Long-term debt and QUIDS	606,799	606,734
	1,411,284	1,388,633
Current Liabilities:
Short-term debt	13,300	37,015
Long-term debt due within one year	100,015	100,000
Accounts payable	50,626	68,798
Accounts payable to affiliates, net	8,854	17,421
Taxes accrued:
Federal and state income	16,291	6,316
Other	29,265	35,275
Interest accrued	15,076	12,303
Other	18,603	13,726
	252,030	290,854

Deferred Credits and Other Liabilities:
Unamortized investment credit	11,322	11,859
Deferred income taxes	224,253	219,647
Obligations under capital lease	11,334	11,143
Regulatory liabilities	49,966	50,231
Accounts payable to affiliates	16,293
Other	17,511	33,301
	330,679	326,181

Total capitalization and liabilities	$1,993,993	$2,005,668

See accompanying notes to consolidated financial statements.

* Certain amounts have been reclassified for comparative purposes.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Monongahela Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (the Parent). The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 6 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. Certain prior period amounts in these consolidated financial statements and notes have been reclassified for comparative purposes.

2.  For purposes of the Consolidated Balance Sheet and Consolidated Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

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

Following is a summary of statement of operations information for AGC:
	Three Months Ended
	March 31
	2001	2000

Electric operating revenues:	$17,772	$17,155

Operation and maintenance expense	1,625	1,366
Depreciation	4,242	4,244
Taxes other than income taxes	892	1,133
Federal income taxes	2,216	1,829
Interest charges	3,289	3,305
Other income, net	(2)	-
Net income	$ 5,510	$ 5,278

Monongahela Power

and Subsidiaries

The Company's share of the equity in earnings above was $1.5 million and $1.4 million for each of the three month periods ended March 31, 2001 and 2000, respectively, and is included in other income, net, on the Company's Consolidated Statement of Operations.

4.  West Virginia Legislature passed House Concurrent Resolution 27 on March 11, 2000, approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC) with certain modifications. Further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice. The 2001 legislative session ended April 14, 2001. Final legislative activity regarding implementation of the deregulation plan has been postponed for a year. Efforts are underway to develop a consumer education program to communicate the merits of restructuring with key audiences in the state. All parties anticipate that legislative action to implement the West Virginia plan will be sought in 2002. Among the provisions of the plan are the following:

- Customer choice will begin for all customers when the plan is implemented.

- Rates for electricity service will be unbundled at current levels and   capped for four years, with power supply rates transitioning to market   rates over six years for the residential and small commercial customers.

- After year seven, the power supply rate for large commercial and   industrial customers will no longer be regulated.

- The Company is permitted to file a petition seeking W.Va. PSC approval  to   transfer its West Virginia jurisdictional generating assets (approximately   2,004 MW) to its unregulated generation company affiliate,  Allegheny Energy   Supply Company, LLC (Allegheny Energy Supply), at book value.

- The Company will recover the cost of its non-utility generation contracts   through a series of surcharges applied to all customers over 10 years.

- Large commercial and industrial customers received a 3% rate reduction   effective July 1, 2000.

- A special "Rate Stabilization" account of $56.7 million has been   established for residential and small business customers to mitigate the   impact of the market price of power as determined by the W.Va. PSC.

5. On October 5, 2000, the Public Utilities Commission of Ohio (Ohio PUC) approved a settlement to implement a restructuring plan for the Company. The plan allowed the Company's approximately 29,000 Ohio customers to choose their electricity supplier starting January 1, 2001. Below are the highlights of the plan.

- The Company is permitted to transfer approximately 352 MW of Ohio   jurisdictional generating assets to Allegheny Energy Supply, at net book   value on or after January 1, 2001.

- Residential customers will receive a five percent reduction in the   generation portion of their electric bills during a five-year market

Monongahela Power

and Subsidiaries

- development period that began on January 1, 2001. These rates will be   frozen for the five years.

- For commercial and industrial customers, existing generation rates will be   frozen at the current rates for the market development period, which began   on January 1, 2001. The market development period is three years for large   commercial and industrial customers and five years for small commercial   customers.

- The Company will collect from shopping customers a regulatory transition   charge of $0.0008 per kilowatt-hour (kWh) for the market development period.

- Allegheny Energy Supply will be permitted to offer competitive generation   service throughout Ohio.

6. The Consolidated Balance Sheet includes the amounts listed below for generation assets not subject to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."
	March	December
	2001	2000
	(Millions of Dollars)

Property, plant, and equipment	$1,005.5	$1,002.2
Amounts under construction included above	23.6	19.0
Accumulated depreciation	(553.6)	(545.4)

7. All of the employees of the Parent are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935. Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the first quarter of 2001 and 2000 were $48.8 million and $30.8 million, respectively. The Company buys power from and sells power to its affiliates at tariff rates approved by the FERC.

The Company has various operating transactions with affiliates. It is the Company's policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the consolidated balance sheet and consolidated statement of cash flows.

8. The Company's principal operating segments are regulated operations and unregulated generation. The regulated operations segment, previously referred to as the utility segment, operates electric transmission and distribution (T&D) systems and natural gas distribution systems in regulatory jurisdictions, which have not yet implemented deregulation of electric generation. Unregulated generation consists primarily of costs and revenues associated with the Ohio jurisdictional generating assets deregulated effective January 1, 2001, under the Company's settlement agreement with the Ohio PUC.

The Company and its regulated affiliates, The Potomac Edison Company (Potomac Edison) and West Penn Power Company (West Penn), collectively now doing business as Allegheny Power, are engaged in the purchase, transmission and distribution of

Monongahela Power

and Subsidiaries

electric energy. Also, with the Company's purchase of West Virginia Power in December 1999 and Mountaineer Gas Company (Mountaineer Gas) in August 2000, Allegheny Power is now involved with the delivery and procurement of natural gas. In addition, the Company is engaged in the generation and sale of electric energy.

Business segment information is summarized below. Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts. The identifiable assets information does not reflect the elimination of intercompany balances or transactions, which are eliminated in the Company's consolidated financial statements.
	Three Months Ended
	March 31
	2001	2000
	(Thousands of Dollars)
Operating revenues:
Regulated operations	$297,946	$193,477
Unregulated generation	14,558
Eliminations	(15,095)
Depreciation and amortization:
Regulated operations	19,132	16,801
Unregulated generation	1,406
Federal and State Income Taxes:
Regulated operations	18,717	14,756
Unregulated generation	489
Operating Income:
Regulated operations	44,800	32,718
Unregulated generation	(2,942)
Eliminations	(302)
Interest Charges:
Regulated operations	12,565	10,406
Unregulated generation	577
Consolidated Net Income:
Regulated operations	33,928	(33,809)
Unregulated generation	(3,537)
Eliminations	(302)
Capital Expenditures:
Regulated operations	17,701	11,041
Unregulated generation	619
	March 31	December 31
	2001	2000
Identifiable Assets:
Regulated operations	$1,919,910	$2,005,668
Unregulated generation	74,083

9. In June 1998, Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." Effective January 1, 2001, the Company implemented the requirements of these accounting standards.

Monongahela Power

and Subsidiaries

These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The Company completed an inventory of financial instruments, commodity contracts, and other commitments for the purpose of identifying and assessing all of the Company's derivatives. From this inventory, the Company determined that it had no financial instruments, commodity contracts, or other commitments that required recognition as assets or liabilities on the balance sheet at fair value under the provisions of SFAS 133.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition

and Results of Operations

COMPARISON OF FIRST QUARTER ENDED MARCH 31, 2001

WITH FIRST QUARTER ENDED MARCH 31, 2000

     The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Monongahela Power Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the following Management's Discussion and Analysis information.

Factors That May Affect Future Results

      Certain statements within constitute forward-looking statements with respect to the Company and its subsidiaries (collectively, the Company). Such forward-looking statements include statements with respect to deregulated activities and movements towards competition in the states served by the Company, markets, products, services, prices, results of operations, capital expenditures, regulatory matters, liquidity and capital resources, resolution and impact of litigation, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results of the Company will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

     Factors that could cause actual results of the Company to differ materially include, among others, the following: general and economic and business conditions; industry capacity; changes in technology; changes in political, social, and economic conditions; changes in the price of power and fuel for electric generation; changes in laws and regulations applicable to the Company; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; and changes in business strategy, operations, or development plans.

Transfer of Generation Assets

West Virginia Transfer of Monongahela Power Generation Assets to Allegheny Energy Supply

     West Virginia Legislature passed House Concurrent Resolution 27 on March 11, 2000, approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC) with certain modifications. Further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice. The 2001 legislative session ended April 14, 2001. Final legislative activity regarding implementation of the deregulation plan has been postponed for a year. Efforts are underway to develop a consumer education program to communicate the merits of restructuring with key audiences in the state. All parties anticipate that legislative action to implement the West Virginia plan will be sought in 2002.

Monongahela Power

and Subsidiaries

Ohio Transition Plan

     The Company reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 29,000 Ohio customers. The stipulation was filed with the Public Utilities Commission of Ohio (Ohio PUC) on June 22, 2000. The following are the highlights of the agreement:

- The Company is permitted to transfer approximately 325 megawatts (MW) of   Ohio jurisdictional generating assets to its unregulated affiliate,   Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), at net book   value as of January 1, 2001.

- Residential customers will receive a five percent reduction in the   generation portion of their electric bills during a five-year market   development period beginning on January 1, 2001. These rates will be   frozen for the five years.

- For commercial and industrial customers, existing generation rates will be   frozen at the current rates for the market development period, which began   on January 1, 2001. The market development period is three years for large   commercial and industrial customers and five years for small commercial   customers.

- The Company will collect from shopping customers a regulatory transition   charge of $0.0008 per kilowatt-hour (kWh) for the market development period.

- Allegheny Energy Supply is permitted to offer competitive generation   service throughout Ohio.

- Additional taxes resulting from competition legislation will be deferred   for up to two years as a regulatory asset.

     On October 5, 2000, the Ohio PUC approved the Company's plan pending a 30 day appeal period.

Rate Matters

     On October 11, 2000, the W.Va. PSC approved an interim increase on the commodity rate for gas customers of the Company (formerly West Virginia Power customers) for gas service bills rendered on and after December 1, 2000. On January 1, 2001, through April 30, 2001, and further increased rates effective May 1, 2001, through November 30, 2001, dependent upon the level of cost recovery after the winter heating season. This approach allows the Company full recovery of these costs but eases the increase on the average customer. These increases have no effect on earnings because they were implemented via the Purchased Gas Adjustment mechanism. Under the Purchased Gas Adjustment procedure, differences between revenues received for energy costs and actual energy costs are deferred until the next proceeding when energy rates are adjusted to return or recover previous overrecoveries or underrecoveries, respectively.

Monongahela Power

and Subsidiaries

December 11, 2000, the W.Va. PSC approved additional increases for bills rendered on and after January 1, 2001, through November 30, 2001, (total revenue increase for the twelve-month period of $5.7 million or 25.1%). The commodity rate is the portion of the bill that reflects the cost of gas, which increased significantly during 2000. The W.Va. PSC has approved a tiered rate structure with rates established for the winter heating season, effective

     On January 4, 2001, Mountaineer Gas Company (Mountaineer Gas) filed for a rate increase with the W.Va.PSC in response to significant increases in the market price for natural gas. If natural gas prices remain at levels as of January 2, 2001, the proposed overall rates will increase approximately 39 percent ($67 million) over present rates. The W.Va. PSC postponed the effective date until November 1, 2001, which follows normal W.Va. PSC practice. The conclusion of the current rate moratorium on November 1, 2001, coincides with the expiration of Mountaineer Gas's supply agreement with its primary natural gas supplier. The evidentiary hearing in this case has been scheduled for July 24, 2001.

Regional Transmission Organization

     On March 15, 2001, Allegheny Power, consisting of the Company and its regulated affiliates, The Potomac Edison Company (Potomac Edison) and West Penn Power Company (West Penn), and Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM) filed documents with the Federal Energy Regulatory Commission (FERC) to expand PJM through the creation of PJM West. The filing represents collaboration between Allegheny Power, PJM, and numerous stakeholders. Allegheny Power and PJM have requested in the filing that FERC approve the proposal by June 15, 2001, affirming that the PJM West arrangement meets all FERC Order 2000 requirements.

     PJM West will develop a new electric transmission system affiliation, which will expand the Mid-Atlantic energy market. Customers in the region will benefit from the expanded energy market and enhancements to the transmission system's reliability. Through this affiliation, PJM will expand its congestion management systems to function over multiple control areas and under multiple Regional Reliability Council reliability standards. The PJM West arrangement is open to, and structured to accommodate, additional energy delivery participants.

     PJM West will provide transmission service to all market participants in accordance with the requirements of FERC Order 2000, while simultaneously expanding the PJM market. The arrangement will, for the first time, expand the PJM system management concepts beyond a single control area with the potential to result in a significantly larger energy market.

     The timeline set out in the filing calls for implementation by January 1, 2002. Under the PJM West concept, an office would be created and staffed and the PJM West Transmission Owners would transfer monitoring and functional control of their transmission systems to PJM. Additionally, the existing PJM regional market would be expanded to cover the PJM West operating territory.

Monongahela Power

and Subsidiaries

Review of Operations

EARNINGS SUMMARY

     Earnings from operations, before extraordinary charge, for the first quarter of 2001 were $30.1 million compared to $24.4 million for the corresponding 2000 period. The increase in earnings was primarily due to earnings from the operations of Mountaineer Gas acquired in August 2000.

SALES AND REVENUES

     The major retail customer classes (residential, commercial, and industrial) include electric and gas revenues as shown below:
	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)

Electric revenues	$155.7	$152.7
Gas revenues	104.7	9.5
Total retail revenues	$260.4	$162.2

     The first quarter of 2001 includes residential gas revenues of $66.5 million, $35.6 million in commercial, and $2.6 million of industrial gas revenues. The first quarter of 2000 includes residential gas revenues of $6.6 million, $2.6 million in commercial, and $.3 million of industrial gas revenues. The increase in gas revenues was primarily due to the Company's acquisition of the assets of Mountaineer Gas in August 2000.

     Percentage changes in electric revenues and kWh sales by major retail customer classes were:
	Three Months Ended
	March 31
	Revenues	KWh

Residential	7.3%	7.7%
Commercial	.8	2.9
Industrial	(3.5)	(1.7)
Total	2.0%	2.0%

     The increase in residential kWh sales for the three months ended March 31, 2001, which is more weather sensitive than the other classes, was primarily related to increased customer usage.

     Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The increase in commercial kWh sales primarily reflects increased sales related to an increase in the number of customers and to a lesser extent increased customer usage.

     The decrease in industrial kWh sales for the first quarter of 2001 was primarily due to a decrease in the usage by customers in the fabric, metal and machinery, and rubber and miscellaneous products industries.

Monongahela Power

and Subsidiaries

     Total operating revenues reflect not only the changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) through June 30, 2000, for West Virginia and December 31, 2000, for Ohio. Effective January 1, 2001, a fuel clause ceased to exist for the Company's Ohio jurisdiction. Effective July 1, 2000, the Company's West Virginia jurisdiction ceased to have a fuel clause. Through June 30, 2000, for West Virginia and December 31, 2000, for Ohio, changes in fuel revenues had no effect on the Company's net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power were passed on to customers by adjustment of customers' bills through a fuel clause.

     Wholesale and other revenues were as follows:
	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)
Wholesale customers	$ 3.8	$ 1.8
Affiliated companies	25.8	23.5
Street lighting and other	4.0	2.4
Total wholesale and
other revenues	$33.6	$27.7

     Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under FERC regulation. Competition in the wholesale market for electricity was initiated by the national Energy Policy Act of 1992 which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. In addition, wholesale customers revenue includes gas sales by Mountaineer Gas and West Virginia Power. The first quarter of 2001 includes wholesale and other gas revenues of $4.7 million. The first three months of 2000 includes wholesale and other gas revenues of $.3 million. The increase in wholesale customers revenue is primarily due to these sales.

     Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of the Parent. Revenues from affiliated companies increased $2.3 million in the first quarter of 2001 due primarily to increased sales to its unregulated affiliate, Allegheny Energy Supply, allowing for a more efficient dispatch of power. The Company has a dispatch arrangement with Allegheny Energy Supply.

     The increase in street lighting and other of $1.6 million in the first quarter of 2001 was due primarily to gas related revenues from the operation of Mountaineer Gas that was acquired in August 2000.

Monongahela Power

and Subsidiaries

     Bulk power transactions include sales of bulk power and transmission and other energy services to power marketers and other utilities. Bulk power and transmission and other energy services revenues for the three months ended 2001 and 2000 were as follows:
	Three Months Ended
	March 31
	2001	2000
kWh Transactions (in billions):
Bulk power		.03
Transmission and other energy services to
nonaffiliated companies	.76	.67
Total	.76	.70

Revenues (Millions of Dollars):
Bulk power	$	$ .7
Transmission and other energy services to
nonaffiliated companies	3.4	_2.9
Total	$3.4	$3.6

     In the first quarter of 2001, revenues and kWh from bulk power transactions decreased due to decreased sales to power marketers and other utilities. This decrease is a result of increased affiliated sales due to a dispatch arrangement with its unregulated affiliate, Allegheny Energy Supply. With this agreement, the Company sells the amount of its bulk power that exceeds its regulated load to Allegheny Energy Supply and conversely buys generation from unregulated operations when regulated load at times exceeds regulated generation. Such a relationship allows the Company's generation to be dispatched in a more efficient manner.

     Through June 30, 2000, and December 31, 2000, for the Company's West Virginia and Ohio jurisdictions, respectively, the costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, were recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses may either be positive or negative depending on whether the Company is a net buyer or seller of electricity during such periods and the open commitments, which exist at such times. The impact of such price volatility was insignificant to the Company in the first three months of 2000 for West Virginia and Ohio because increases or decreases were passed on to customers through operation of fuel clauses.

     Effective July 1, 2000, and December 31, 2000, once the fuel clauses were eliminated in West Virginia and Ohio, respectively, the Company assumed the risk and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power in its West Virginia and Ohio jurisdiction.

     When a fuel clause is in effect, changes in fuel revenues have no effect on consolidated net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to the customer through fuel clauses.

Monongahela Power

and Subsidiaries

OPERATING EXPENSES

Fuel Expenses
	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)

Regulated operations	$34.1	$36.3
Unregulated generation	5.4	____
Total fuel expenses	$39.5	$36.3

     Total fuel expenses for the first quarter of 2001 increased 9% primarily due to a 7% increase in kWhs generated and a 2% increase in average fuel prices.

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

Purchased Power and Exchanges, Net
	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)
Regulated operations:
Purchased power:
From PURPA generation*	$17.3	$18.1
Other	20.4	7.1
Power exchanges, net		1.6
AGC capacity charges		5.2
Total regulated operations
purchased power	$37.7	$32.0
Unregulated generation purchased
Power	6.0
Elimination	(14.8)
	$28.9	$32.0

*PURPA cost (cents per kWh)                           5.6           5.4

     The increase in regulated operations other purchased power in the first quarter of 2001 was due primarily to affiliated power purchased in order to provide energy to the Company's Ohio customers eligible to choose an alternate supplier but electing not to do so.

     Unregulated generation purchased power in the first quarter of 2001 primarily represents power purchased from AGC.

Monongahela Power

and Subsidiaries

The 2001 elimination between regulated operations purchased power and unregulated generation purchased power is necessary to remove the effect of affiliated purchased power expenses.

     Gas purchases and production expenses for the first quarter of 2001 and 2000 were as follows:

Gas Purchases and Production

	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)

Regulated operations	$67.9	$5.7

     Gas purchases and gas production of $67.9 million for the first quarter of 2001 reflects the Company's acquisitions of Mountaineer Gas in August 2000 and West Virginia Power in December 1999.

     Other operation expenses for the first quarter of 2001 and 2000 were as follows:

Other Operation Expenses

	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)

Regulated operations	$37.3	$23.9
Unregulated generation	1.3	_____
Total other operation expenses	$38.6	$23.9

     Other operations expenses increased $14.7 million in the first quarter of 2001. The increase was primarily due to expenses associated with serving the customers acquired through the acquisition of Mountaineer Gas.

     Maintenance expenses for the first quarter of 2001 and 2000 were as follows:

Maintenance Expenses

	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)

Regulated operations	$21.4	$17.7
Unregulated generation	1.8
Total maintenance expense	$23.2	$17.7

Monongahela Power

and Subsidiaries

     The increase in maintenance expenses for the three months ended March 31, 2001, is related to increased power station maintenance and to increased transmission and distribution (T&D) maintenance expenses associated with the West Virginia Power and Mountaineer Gas acquisitions. Maintenance expenses represent costs incurred to maintain the power stations, the T&D system, and general plant and reflect routine maintenance of equipment and rights-of-way, as well as planned repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned projects, which vary in timing and magnitude depending upon the length of time equipment has been in service and the amount of work found necessary when the equipment is inspected.

     Depreciation and amortization expenses for the first quarter of 2001 and 2000 were as follows

Depreciation and Amortization Expenses

	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)

Regulated operations	$19.1	$16.8
Unregulated generation	1.4	_____
Total depreciation and amortization expenses	$20.5	$16.8

     Depreciation and amortization expense in the three months ended March 31, 2001, increased due to increased investment, primarily due to the acquisition of the assets of Mountaineer Gas.

     Taxes other than income taxes for the first quarter of 2001 and 2000 were as follows:

Taxes Other than Income Taxes

	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)

Regulated operations	$16.9	$11.6
Unregulated generation	1.0	____
Total taxes other than income taxes	$17.9	$11.6

     The increase in maintenance expenses for the three months ended March 31, 2001, is related to increased power station maintenance and to increased T&D maintenance expenses associated with the West Virginia Power and Mountaineer Gas acquisitions. Maintenance expenses represent costs incurred to maintain the power stations, the T&D system, and

Monongahela Power

and Subsidiaries

general plant and reflect routine maintenance of equipment and rights-of-way, as well as planned repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned projects, which vary in timing and magnitude depending upon the length of time equipment has been in service and the amount of work found necessary when the equipment is inspected.

Federal and State Income Taxes

	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)

Regulated operations	$18.7	$14.8
Unregulated generation	.5	____
Total federal and state income taxes	$19.2	$14.8

     The increase in federal and state income taxes of $4.4 million in the three months ended March 31, 2001 was primarily due to an increase in taxable income.

     The decrease in other income, net of $.4 million in the first quarter of 2001 was primarily due to decreased non-operating income.

     The increase in interest on long-term debt in the first quarter ended March 31, 2001, resulted primarily from increased average long-term debt outstanding primarily due to debt incurred for the acquisition of Mountaineer Gas in August 2000.

     The extraordinary charge in the first quarter of 2000 of $58.2 million, net of taxes to reflects a write-off by the Company of net regulatory assets determined to be unrecoverable from customers and the establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. The extraordinary charge was a result of West Virginia legislation requiring deregulation of electric generation.

Financial Condition and Requirements

     The Company's discussion of Financial Condition, Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the following information.

     In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

Monongahela Power

and Subsidiaries

Liquidity and Capital Requirements

     To meet cash needs for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for its acquisitions and construction programs, the Company has used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, and installment loans. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capitalization ratio objectives. The availability and cost of external financings depend upon the financial health of the companies seeking those funds and market conditions.

Internal Cash Flow

     Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $47.4 million for the period ended March 31, 2001, compared with $65.1 million for the same period in 2000. The decrease in cash flows from operations, for the three months ended March 31, 2001, resulted primarily from an increase in accounts receivable, net, and decreases in accounts payable and accounts payable to affiliates, partially offset by a decrease in prepayments.

Financing

     The Company and its affiliates use an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. The Company had no money pool borrowings outstanding at March 31, 2001.

Impact of Change in Short-term Interest Rate

     A one percent increase in the short-term borrowing interest rate would increase projected interest expense by approximately $0.1 million for the nine months ended December 31, 2001, based on projected short-term borrowings.

Electric Energy Competition

     The electricity supply segment of the electric industry in the United States is becoming increasingly competitive. The national Energy Policy

Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. The Company continues to be an advocate of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations and ensure level playing fields.

     In addition to the wholesale electricity market becoming more competitive, the majority of states have taken active steps toward allowing retail customers the right to choose their electricity supplier.

     Allegheny Energy is at the forefront of state-implemented retail competition, having successfully negotiated settlement agreements in all of

Monongahela Power

and Subsidiaries

the states the Operating Subsidiaries (Potomac Edison, West Penn and the Company) serve. Pennsylvania, Maryland, and Ohio have retail choice programs in place. West Virginia's legislature has approved a deregulation plan for the Company pending additional legislation regarding tax revenues for state and local governments. Virginia and West Virginia are in the process of developing rules to implement choice.

Activities at the Federal Level

     While Allegheny Energy continues to seek enactment of federal legislation to bring choice to all retail customers, the debate in this, the 107th, Congress currently is focused on development of a much broader national energy strategy and energy security legislation. Two primary bills have been introduced in the U.S. Senate: S. 388, by Energy and Natural Resources Committee Chairman Senator Frank Murkowski of Alaska and S. 597 by the committee's chief Democrat, Senator Jeff Bingaman of New Mexico. The relevant House committee of jurisdiction, Energy and Commerce, currently is focused on the California electricity emergency. At any rate, leadership officials in both the House and Senate are waiting for a full analysis of the Bush Administration's national energy strategy document before proceeding to formal consideration of the matter. Among issues that may be addressed during this process are the repeal or significant revision of PUHCA and Section 210 (Mandatory Purchase Provisions) of PURPA. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power. Separately, the Senate Banking Committee in April approved S. 206, legislation to repeal PUHCA. The Majority Leader must now decide when to schedule time for the legislation to be taken up the full Senate.

Ohio Activities

     The Ohio General Assembly passed legislation in 1999 to restructure its electric utility industry. All of the state's customers were able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by the Ohio PUC.

     The Company reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 29,000 Ohio customers. The stipulation was approved by the Ohio PUC on October 5, 2000, pending a 30-day review period. The restructuring plan allows Allegheny Energy to transfer its Ohio generating assets to Allegheny Energy Supply at net book value on January 1, 2001. See highlights of the agreement on page 13 under Ohio Transition Plan.

West Virginia Activities

     In March 1998, the West Virginia Legislature passed legislation that directed the W.Va. PSC to develop a restructuring plan, which would meet the dictates and goals of the legislation. In January 2000, the W.Va. PSC submitted a restructuring plan to the Legislature for approval that would open full retail competition on January 1, 2001. On March 11, 2000, the West

Monongahela Power

and Subsidiaries

Virginia Legislature approved the W.Va. PSC's plan, but assigned the tax issues surrounding the plan to the 2000 Legislative Interim Committees to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan. The start date of competition is contingent upon the necessary tax changes being made and approved by the Legislature. The W.Va. PSC is currently in the process of developing the rules under which competition will occur.

     The W.Va. PSC approved Potomac Edison's request to transfer its generating assets to Allegheny Energy Supply on or after July 1, 2000. In accordance with the restructuring agreement, Potomac Edison and the Company implemented a commercial and industrial rate reduction program on July 1, 2000.

     The status of electric energy competition in Maryland, Pennsylvania, and Virginia in which affiliates of the Company serve are as follows:

Maryland Activities

     On June 7, 2000, the Maryland Public Service Commission (Maryland PSC) approved the transfer of the generating assets of Potomac Edison to Allegheny Energy Supply. The transfer was made in August 2000. Maryland customers of Potomac Edison have had the right to choose an alternative electric provider since July 1, 2000, although the Maryland PSC has not yet finalized all of the rules that will govern customer choice in the state.

     On July 1, 2000, the Maryland PSC issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order:

- restricts sharing of employees between utilities and affiliates,

- announces the Maryland PSC's intent to impose a royalty fee to compensate   the utility for the use by an affiliate of the utility's name and/or logo   and for other "intangible or unqualified benefits;"

- requires asymmetric pricing for asset transfers between utilities and   their affiliates (excluding the transfer of Potomac Edison's Maryland   jurisdictional generating assets to Allegheny Energy Supply). Asymmetric    pricing requires that transfers of assets from the regulated utility to an   affiliate be recorded at the greater of book cost or market value while

  transfers of assets from the affiliate to the regulated utility be recorded   at the lesser of book costs or market value.

     Potomac Edison, along with substantially all of Maryland's gas and electric utilities, filed a Circuit Court petition for judicial review and a motion for stay of the order. On April 25, 2001, the Circuit Court issued its decision affirming much of the Maryland PSC's order, but remanding portions of the order to the Maryland PSC, including the decision requiring asymmetric pricing for asset transfers between utilities and their affiliates. The court's remand on this issue has positive implications for Potomac Edison, because the court's reasoning was that the Maryland PSC's order conflicts with provisions of PUHCA.

Monongahela Power

and Subsidiaries

     Potomac Edison, and other Maryland gas and electric utilities, are considering appeals of the Circuit Court's decision to Maryland's Court of Special Appeals.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania far exceed that of any other state so far. The Company has retained over 99% of its Pennsylvania customers as of March 31, 2001.

Virginia Activities

     The Virginia Electric Utility Restructuring Act (Restructuring Act) became law on March 25, 1999. All state utilities were required to submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002.

     Accordingly, the Allegheny Energy filed Phase II of the Functional Separation Plan on December 19, 2000. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004.

     The Restructuring Act was amended during the 2000 General Assembly legislative session to direct the Virginia SCC to prepare for legislative approval, a plan for competitive metering and billing and to authorize the Virginia SCC to implement a consumer education program on electric choice, funded through its regulatory tax. On December 12, 2000, the Virginia State Corporation Commission (Virginia SCC) issued a report on competitive metering and billing. Its recommendations include allowing licensed electricity suppliers to provide billing services, with the customer selecting its preferred billing option. The Virginia SCC also recommended that legislative action on competitive metering be deferred pending further study, due to the complexities of the issue and limited competitive metering activities nationally.

     On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan, permitting the transfer of Potomac Edison's generating assets and the provisions of the Phase I application. See Note 5 for the notes to the consolidated financial statements for additional information.

     Various rulemaking proceedings to implement customer choice are ongoing before the Virginia SCC.

Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging

Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." Effective January 1, 2001, the Company implemented the requirements of these accounting standards.

Monongahela Power

and Subsidiaries

     These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     The Company completed an inventory of financial instruments, commodity contracts, and other commitments for the purpose of identifying and assessing all of the Company's derivatives. From this inventory, the Company determined that it had no financial instruments, commodity contracts, or other commitments that required recognition as assets or liabilities on the balance sheet at fair value under the provisions of SFAS 133.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Part II - Other Information to Form 10-Q

for Quarter Ended March 31, 2000

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

1.  (a)    Date and kind of meeting:

           The annual meeting of shareholders was held at Fairmont,

           West Virginia, on April 16, 2001. No proxies were solicited.

    (b)    Election of Directors:

The holder of all 5,891,000 shares of common stock voted to elect the following Directors at the annual meeting to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

Eleanor Baum                    Michael P. Morell

Lewis B. Campbell               Alan J. Noia

Wendell F. Holland              Jay S. Pifer

Frank A. Metz, Jr.              Steven H. Rice

Steven H. Rice                  Gunnar E. Sarsten

Victoria V. Schaff              Phillip E. Lint (resigned 5-10-01)

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 2001.

    (b)    Exhibit 12 Computation of ratio of earnings to fixed charges.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONONGAHELA POWER COMPANY

/s/ T. J. Kloc .
T. J. Kloc, Controller
(Chief Accounting Officer)

May 15, 2001