Form 10-Q
period 2001-06-30
MONONGAHELA POWER CO /OH/
filed 2001-08-14
CIK 67646

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

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

     At August 14, 2001, 5,891,000 shares of the Common Stock ($50 par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Form 10-Q for Quarter Ended June 30, 2001

Index

Page No.
PART I - FINANCIAL INFORMATION
Consolidated Statement of Operations - Three and Six months ended June 30, 2001 and 2000	3

Consolidated Statement of Cash Flows - Six months ended June 30, 2001 and 2000	4

Consolidated Balance Sheet - June 30, 2001 and December 31, 2000	5-6

Notes to Consolidated Financial Statements	7-13

Management's Discussion and Analysis of Financial Condition and Results of Operations	14-31

PART II- OTHER INFORMATION	32-33

3

MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Operations
(Thousands of Dollars)

	Unaudited		Unaudited
	Three Months Ended			Six Months Ended
	June 30			June 30
	2001	2000*	2001	2000*

OPERATING REVENUES:
Residential	$ 69,746	$ 53,627	$203,958	$123,370
Commercial	49,795	37,002	121,010	75,233
Industrial	55,826	57,178	110,831	111,434
Wholesale and other, including affiliates	29,354	25,686	62,960	53,359
Transmission services and bulk power sales	3,234	3,241	6,605	6,815
Total Operating Revenues	207,955	176,734	505,364	370,211

OPERATING EXPENSES:
Operation:
Fuel	35,918	36,076	75,453	72,384
Purchased power and exchanges, net	25,165	28,905	54,092	60,921
Gas purchases and production	16,762	2,668	84,630	8,321
Deferred power costs, net		1,066		3,131
Other	35,920	24,863	74,569	48,788
Maintenance	20,344	16,956	43,593	34,628
Depreciation and amortization	20,483	16,712	41,021	33,513
Taxes other than income taxes	16,005	14,245	33,886	25,808
Federal and state income taxes	8,132	9,700	27,338	24,456
Total Operating Expenses	178,729	151,191	434,582	311,950
Operating Income	29,226	25,543	70,782	58,261

OTHER INCOME AND DEDUCTIONS:
Allowance for other than borrowed funds
used during construction	126	45	241	216
Other income, net	2,381	1,488	3,941	3,423
Total Other Income and Deductions	2,507	1,533	4,182	3,639

Income Before Interest Charges and
Extraordinary Charge, Net	31,733	27,076	74,964	61,900

INTEREST CHARGES:
Interest on long-term debt	12,634	9,090	25,468	19,095
Other interest	371	975	1,063	1,535
Allowance for borrowed funds used during construction
construction	(609)	(264)	(993)	(423)
Total Interest Charges	12,396	9,801	25,538	20,207

Consolidated Income Before Extraordinary Charge	19,337	17,275	49,426	41,693
Extraordinary Charge, net				(58,227)
CONSOLIDATED NET INCOME (LOSS)	$ 19,337	$ 17,275	$ 49,426	$(16,534)

See accompanying notes to consolidated financial statements.

* Certain amounts have been reclassified for comparative purposes.

4
MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Thousands of Dollars)
Unaudited
Six Months Ended
June 30
2001	2000
CASH FLOWS FROM OPERATIONS:
Consolidated net income (loss)	$ 49,426	$(16,534)
Extraordinary charge, net of taxes	58,227
Consolidated income before extraordinary charge	49,426	41,693

Depreciation and amortization	41,021	33,513
Deferred investment credit and income taxes, net	(724)	393
Deferred power costs, net	3,131
Unconsolidated subsidiaries' dividends in excess of earnings	1,344	1,390
Allowance for other than borrowed funds used
during construction	(241)	(216)
Changes in certain assets and liabilities:
Accounts receivable, net	22,007	15,896
Materials and supplies	(4,728)	429
Prepayments	17,345	11,028
Accounts payable	(3,331)
Accounts payable to affiliates, net	(16,184)	(28,431)
Taxes accrued	(9,050)	(2,195)
Interest accrued	399	3,922
Other, net	3,064	4,554
100,348	85,107
CASH FLOWS USED IN INVESTING:
Construction expenditures (less allowance for other
than borrowed funds used during construction)	(47,113)	(37,281)
(47,113)	(37,281)
CASH FLOWS FROM (USED IN) FINANCING:
Repayment of long-term debt	(65,000)
Short-term debt, net	(37,015)	25,450
Funds on deposit with trustees	2,561
Notes payable to affiliates	17,151	9,400
Dividends on capital stock:
Preferred stock	(2,517)	(2,519)
Common stock	(28,454)	(21,325)
(50,835)	(51,433)

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	2,400	(3,607)
Cash and temporary cash investments at January 1	3,658	3,826
Cash and temporary cash investments at June 30	$ 6,058	$ 219

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amount capitalized)	$25,550	$15,839
Income taxes	25,077	18,006

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

5
MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet
(Thousands of Dollars)

Unaudited
June 30,	December 31,
ASSETS:	2001	2000*
Property, Plant, and Equipment:
In service, at original cost	$2,384,184	$2,512,288
Construction work in progress	51,765	33,476
2,435,949	2,545,764
Accumulated depreciation	(1,107,491)	(1,152,953)
1,328,458	1,392,811
Investments and Other Assets:
Allegheny Generating Company - common stock at equity	31,787	38,980
Excess of cost over net assets acquired	197,563	200,183
Other	3,441	200
232,791	239,363

Current Assets:
Cash	6,058	3,658
Accounts receivable:
Utility service	77,564	84,261
Gas	34,032	47,250
Other	5,112	5,385
Allowance for uncollectible accounts	(8,166)	(6,347)
Notes receivable from affiliates due within one year	4,853	22,004
Materials and supplies - at average cost:
Operating and construction	18,345	21,617
Fuel	13,638	10,710
Prepaid taxes	19,607	27,830
Prepaid gas	30,480	39,342
Prepaid accounts	1,877	885
Other, including current portion of regulatory assets	9,245	5,688
212,645	262,283
Deferred Charges:
Regulatory assets	90,406	90,004
Unamortized loss on reacquired debt	10,649	10,983
Other	9,643	10,224
110,698	111,211
Total Assets	$1,884,592	$2,005,668

6
MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet(Continued)
(Thousands of Dollars)

	Unaudited
	June 30,	December 31,
CAPITALIZATION AND LIABILITIES:	2001	2000*
Capitalization:
Common stock	$ 294,550	$ 294,550
Other paid-in capital	100,159	164,941
Retained earnings	266,863	248,408
	661,572	707,899
Preferred stock	74,000	74,000
Long-term debt and QUIDS	601,491	606,734
	1,337,063	1,388,633
Current Liabilities:
Short-term debt		37,015
Long-term debt due within one year	105,408	100,000
Accounts payable	63,740	68,798
Accounts payable to affiliates, net	1,237	17,421
Taxes accrued:
Federal and state income	5,018	6,316
Other	27,584	35,275
Interest accrued	12,702	12,303
Other	15,365	13,726
	231,054	290,854

Deferred Credits and Other Liabilities:
Unamortized investment credit	10,108	11,859
Deferred income taxes	212,094	219,647
Obligations under capital lease	11,162	11,143
Regulatory liabilities	49,925	50,231
Accounts payable to affiliates	15,973
Other	17,213	33,301
	316,475	326,181

Total Capitalization and Liabilities	$1,884,592	$2,005,668

See accompanying notes to consolidated financial statements.

* Certain amounts have been reclassified for comparative purposes.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Monongahela Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (the Parent). The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 6 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. Certain prior period amounts in these consolidated financial statements and notes have been reclassified for comparative purposes.

2. The Company's interest in the common stock of Allegheny Generating Company (AGC) decreased to 22.97% from 27% effective June 1, 2001. The decrease resulted from a transfer of a portion of the Company's jurisdictional generating assets to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). Allegheny Energy Supply owns the remaining shares. AGC is reported by the Company in its financial statements using the equity method of accounting. AGC owns an undivided 40% interest, 960 megawatts (MW), in the 2,400-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

AGC recovers from the Company and its affiliate all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the Federal Energy Regulatory Commission (FERC). AGC's rates are set by a formula filed with and previously accepted by FERC. The only component which changes is the return on equity (ROE). Pursuant to a settlement agreement filed April 4, 1996, with FERC, AGC's ROE was set at 11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE.

Following is a summary of statement of operations information for AGC:
	Three Months Ended	Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
Electric operating revenues:	$16,738	$17,359	$34,510	$34,514

Operation and maintenance expense	1,442	958	3,067	2,324
Depreciation	4,242	4,242	8,485	8,486
Taxes other than income taxes	866	1,081	1,757	2,214
Federal and state income taxes	2,340	2,139	4,556	3,968
Interest charges	3,177	3,349	6,466	6,654
Other income, net	(2)	(3)	(4)	(3)
Net income	$ 4,673	$ 5,593	$10,183	$10,871

Monongahela Power
and Subsidiaries

The Company's share of the equity in earnings above was $1.2 and $1.5 million for the three month periods ended June 30, 2001 and 2000, respectively, and $2.7 million and $2.9 million for the six months ended June 30, 2001 and 2000, respectively, and is included in other income, net, on the Company's Consolidated Statement of Operations.

3. West Virginia Legislature passed House Concurrent Resolution 27 on March 11, 2000, approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC). However, further action by the Legislature, including the enactment of certain tax changes regarding preservation of tax revenues for state and local government, is required prior to the implementation of the restructuring plan for customer choice. The 2001 legislative session ended April 14, 2001, with no final legislative activity taken regarding implementation of the deregulation plan. Efforts are underway to develop a consumer education program to communicate the merits of restructuring with key audiences in the state. The Company anticipates that legislative action to implement the West Virginia plan will be sought in 2002. Among the provisions of the plan are the following:

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

- The Company is permitted to file a petition seeking W.Va. PSC approval to   transfer its West Virginia jurisdictional generating assets (approximately   2,000 MW) to its unregulated generation company affiliate, Allegheny   Energy Supply, at book value.

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

4. On October 5, 2000, the Public Utilities Commission of Ohio (Ohio PUC) approved a settlement to implement a restructuring plan for the Company. The plan allowed the Company's approximately 29,000 Ohio customers to choose their electricity supplier starting January 1, 2001. In addition, the plan allowed the Company to transfer its Ohio jurisdictional generating assets to Allegheny Energy Supply at net book value. On June 1, 2001, the Company transferred the approximately 352 MW of Ohio jurisdictional generating assets to Allegheny Energy Supply.

Monongahela Power
and Subsidiaries

The net effect of the assets transferred are shown below:
(Millions of Dollars)
Total Assets:
Property, plant, and equipment	$68.3
Investments and other assets	5.9
Current assets	5.9
Total	$80.1

Capitalization and liabilities:
Equity	$64.5
Current liabilities	2.9
Deferred credits and other liabilities	12.7
Total	$80.1

Below are further highlights to the plan.

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

5. The Consolidated Balance Sheet includes the amounts listed below for generation assets not subject to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."
	June	December
	2001	2000
	(Millions of Dollars)

Property, plant, and equipment	$868.5	$1,002.2
Amounts under construction included above	31.0	19.0
Accumulated depreciation	(479.2)	(545.4)

6. All of the employees of the Parent, except employees of Allegheny Energy Global Markets, LLC and Allegheny Energy Supply Lincoln Generating Facility, LLC, are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUCHA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company were $43.9 million and $30.9 million for the three months ended June 30, 2001 and

Monongahela Power
and Subsidiaries

2000, respectively, and $92.7 million and $61.7 million for the six months ended June 30, 2001 and 2000, respectively.

The Company purchases electricity from its unregulated generation company affiliate, Allegheny Energy Supply, in accordance with agreements approved by the Federal Energy Regulatory Commission (FERC). The Company purchases the amount of electricity necessary to meet its retail load requirements as the default provider during the transition period for the deregulation plan approved in Ohio. The expense from these purchases is reported as a part of "Purchased power and exchanges, net" on the Consolidated Statement of Operations. The Company purchased 133,870 MW for $3.3 million of power from Allegheny Energy Supply for the both the three month and six month periods ended June 30, 2001.

The Company has various operating transactions with affiliates. It is the Company's policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

7. The Company's principal operating segments are regulated utility operations and unregulated generation operations. The regulated utility operations segment, previously referred to as the utility segment, operates the West Virginia generation assets as well as the electric transmission and distribution (T&D) systems and natural gas distribution systems in regulatory jurisdictions. Unregulated generation operations consists primarily of costs and revenues associated with the Ohio jurisdictional generating assets deregulated effective January 1, 2001, under the Company's settlement agreement with the Ohio PUC. Effective June 1, 2001, the unregulated generation operations segment ceased to exist due to the transfer of the Company's Ohio jurisdictional generating assets to Allegheny Energy Supply.

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

Monongahela Power
and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Thousands of Dollars)
Operating revenues:
Regulated utility	$208,788	$176,734	$506,734	$370,211
Unregulated generation	8,695		23,253
Eliminations	(9,528)		(24,623)
Depreciation and amortization:
Regulated utility	19,548	16,712	38,680	33,513
Unregulated generation	935		2,341
Federal and State Income Taxes:
Regulated utility	7,959	9,700	26,676	24,456
Unregulated generation	173		662
Operating Income:
Regulated utility	24,966	25,543	69,766	58,261
Unregulated generation	4,448		1,506
Eliminations	(188)		(490)
Interest Charges:
Regulated utility	12,034	9,801	24,599	20,207
Unregulated generation	362		939
Consolidated Net Income (Loss):
Regulated utility	15,434	17,275	49,362	(16,534)
Unregulated generation	4,091		554
Eliminations	(188)		(490)
Capital Expenditures:
Regulated utility	27,525		45,227
Unregulated generation	1,509		2,127
	June 30	December 31
	2001	2000
Identifiable Assets:
Regulated utility	$1,884,592	$2,005,668
Unregulated generation

8. Commitments and Contingencies

Environmental Matters and Litigation

The Company is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require the Company to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

Monongahela Power
and Subsidiaries

The Environmental Protection Agency's (EPA) nitrogen oxides (NOX) State Implementation Plan (SIP) call regulation has been under litigation and, on March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that basically upheld the regulation. However, state and industry litigants filed an appeal of that decision in April 2000. On June 23, 2000, the Court denied the request for the appeal. Although the Court did issue an order to delay the compliance date from May 1, 2003, until May 31, 2004, both the Maryland and Pennsylvania state rules to implement the EPA NOX SIP call regulation still require compliance by May 1, 2003. West Virginia has issued a proposed rule that would postpone compliance until May 1, 2005. However, the EPA Section 126 petition regulation also requires the same level of NOX reductions as the EPA NOX SIP call regulation with a May 1, 2003, compliance date. The EPA Section 126 petition rule has also been under litigation in the District of Columbia Circuit Court of Appeals. A Court decision in May 2001 upheld the rule. The Company's compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations. The Company's construction forecast includes the expenditure of $103.6 million of capital costs during the 2001 through 2004 period to comply with these regulations.

On August 2, 2000, Allegheny Energy received a letter from the EPA requiring it to provide certain information on 10 of its electric generating stations: Albright, Armstrong, Fort Martin, Harrison, Hatfield's Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. Allegheny Energy Supply and the Company now own these electric generating stations. The letter requested information under Section 114 of the federal Clean Air Act to determine compliance with federal Clean Air Act and state implementation plan requirements, including potential application of federal New Source Performance Standards. In general, such standards can require the installation of additional air pollution control equipment upon the major modification of an existing facility. Allegheny Energy submitted those records in January 2001. The eventual outcome of the EPA investigation is unknown.

Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in many cases. The Company believes its generating facilities have been operating in accordance with the Clean Air Act and the rules implementing the Act. The experience of other utilities, however, suggests that, in recent years, the EPA may well have revised its interpretation of the rules regarding the determination of whether an action at a facility constitutes routine maintenance, which would not trigger the requirements of the New Source Performance Standards, or a major modification of the facility, which would require compliance with the New Source Performance Standards. If federal New Source Performance Standards were to be applied to these generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. In connection with the deregulation of generation, the Company has agreed to rate caps in each of its jurisdictions, and there are no provisions under those arrangements to increase rates to cover such expenditures.

Monongahela Power
and Subsidiaries

In December 2000, the EPA issued a decision to regulate coal- and oil-fired electric utility mercury emissions under Title III, Section 112 of the 1990 CAAA. The EPA plans to issue a proposed regulation by December 2003 and a final regulation by December 2004. The timing and level of required mercury emission reductions are unknown at this time.

On March 4, 1994, the Company, Potomac Edison, and West Penn received notice that the EPA had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. However, Allegheny Energy estimates that its share of the cleanup liability will not exceed $1 million, which has been accrued as a liability at June 30, 2001. The Company has accrued a reserve of $.3 million at June 30, 2001, for its portion of the estimated liability.

The Company, Potomac Edison, and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. The Company has accrued a reserve of $1.9 million as of June 30, 2001, related to the asbestos cases as the potential cost to settle the cases to avoid the anticipated cost of defense.

The Attorney General of the State of New York and the Attorney General of the State of Connecticut in their letters dated September 15, 1999, and November 3, 1999, respectively, notified the Company of their intent to commence civil actions against the Company or certain of its affiliates alleging violations at the Fort Martin Power Station under the federal Clean Air Act, which requires existing power plants that make major modifications to comply with the same emission standards applicable to new power plants. Other governmental authorities may commence similar actions in the future. Fort Martin is a station located in West Virginia and is now jointly owned by Allegheny Energy Supply and the Company. Both Attorneys General stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York in his letter indicated that he might assert claims under the State common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of Fort Martin Power Station. At this time, the Company and its affiliates are not able to determine what effect, if any, these actions threatened by the Attorneys General of New York and Connecticut may have on them.

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on their financial position.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition

and Results of Operations

COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2001,

WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2000

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

     Factors that could cause actual results of the Company to differ materially include, among others, the following: general, economic and business conditions; industry capacity; changes in technology; changes in political, social, and economic conditions; changes in the price of power and fuel for electric generation; changes in laws and regulations applicable to the Company; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; and changes in business strategy, operations, or development plans.

SIGNIFICANT EVENTS IN THE FIRST SIX MONTHS OF 2001

Transfer of Generation Assets

West Virginia Transfer of the Company's Generating Assets to Allegheny Energy Supply

     In March 2000, the West Virginia Legislature passed House Resolution 27 approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC). Under the resolution, the implementation of the West Virginia deregulation plan cannot occur until the Legislature enacts certain tax changes regarding the preservation of tax revenues for state and local government and other changes conforming to the plan and authorizing implementation. The plan provides for all customers to have choice of a generation supplier and allows the Company to transfer the West Virginia portion (approximately 2,022 megawatts (MW) of its capacity and 78 MW of capacity in generating units at which the Company does not exercise control over 100% of the facility) of its generating assets to Allegheny Energy Supply. The 2001 legislative session ended April 14, 2001, with no

Monongahela Power
and Subsidiaries

final legislative activity taken regarding implementation of the deregulation plan. Efforts are underway to develop a consumer education program to communicate the merits of restructuring with key audiences in the state. The Company anticipates that legislative action to implement the West Virginia plan will be sought in 2002.

     On June 23, 2000, the W.Va. PSC issued an order regarding the transfer of the Company's generating assets. In part, the order requires that after implementation of the deregulation plan, the Company file a petition seeking a W.Va. PSC finding that the proposed transfer of generating assets complies with the conditions of the deregulation plan. The June 23, 2000, order also permits the Company to submit a petition to the W.Va. PSC seeking approval to transfer its West Virginia generating assets prior to the implementation of the deregulation plan. A filing before implementation of the deregulation plan is required to include commitments to the consumer and other protections contained in the deregulation plan. On August 15, 2000, with a supplemental filing on October 31, 2000, the Company filed a petition seeking W.Va. PSC approval to transfer its West Virginia generating assets to Allegheny

Energy Supply.

Ohio Transition Plan

     In October 2000, the Public Utilities Commission of Ohio (Ohio PUC) approved a settlement that implemented a restructuring plan for the Company. This restructuring plan allowed the Company's Ohio customers to choose their generation supplier starting January 1, 2001. Also, the Company was permitted to transfer the Ohio portion (approximately 352 MW) of its generating assets to Allegheny Energy Supply at net book value. The Company transferred these assets on June 1, 2001. Additionally, the plan provides for the following: residential customers will receive a five percent reduction in the generation portion of their electric bills during a five-year market development period which began on January 1, 2001, and these rates will be frozen for five years; for commercial and industrial customers, existing generation rates will be frozen at the current rates for the market development period, which began on January 1, 2001 (the market development period is three years for large commercial and industrial customers and five years for small commercial customers); the Company will collect from shopping customers a regulatory transition charge of $0.0008 per kilowatt-hour (kWh) for the market development period; and Allegheny Energy Supply is permitted to offer competitive generation service throughout Ohio.

Rate Matters

     On October 11, 2000, the W.Va. PSC approved an interim increase on the commodity rate for gas customers of the Company (formerly West Virginia Power customers) for gas service bills rendered on and after December 1, 2000. On December 11, 2000, the W.Va. PSC approved additional increases for bills rendered on and after January 1, 2001, through November 30, 2001 (total revenue increase for the twelve-month period of $5.7 million or 25.1%). The commodity rate is the portion of the bill that reflects the cost of gas, which increased significantly during 2000. The W.Va. PSC has approved a tiered rate structure with rates established for the winter heating season, effective January 1, 2001, through April 30, 2001, and further increased rates effective May 1, 2001, through November 30, 2001, dependent upon the level of cost

Monongahela Power
and Subsidiaries

recovery after the winter heating season. This approach allows the Company full recovery of these costs but eases the increase on the average customer. These increases have no effect on earnings because they were implemented via the Purchased Gas Adjustment (PGA) mechanism. Under the PGA procedure, differences between revenues received for energy costs and actual energy costs are deferred until the next proceeding when energy rates are adjusted to return or recover previous overrecoveries or underrecoveries, respectively.

     On January 4, 2001, Mountaineer Gas Company (Mountaineer Gas) filed for a rate increase with the W.Va. PSC in response to significant increases in the market price for natural gas. As a result of extensive discussions among the Parties, a settlement was reached and on July 25, 2001, a Joint Stipulation and Agreement For Settlement was filed with the W.Va. PSC. If approved, the Settlement provides for a base revenue increase of $5 million per year and an increase in the gas cost recovery revenues of approximately $23 million per year (a total increase of approximately 16.5% over existing rates) effective November 1, 2001. Also, Mountaineer Gas will return to the standard PGA treatment of purchased gas costs at the conclusion of the current rate moratorium on November 1, 2001. With the PGA, increases and decreases in gas cost recovery revenues have no effect on earnings.

Regional Transmission Organization

     On March 15, 2001, Allegheny Power, consisting of the Company and its regulated affiliates, The Potomac Edison Company (Potomac Edison) and West Penn Power Company (West Penn), and Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM) filed documents with the Federal Energy Regulatory Commission (FERC) to expand PJM through the creation of PJM West. The filing represents collaboration between Allegheny Power, PJM, and numerous stakeholders. Allegheny Power and PJM have requested in the filing that FERC approve the proposal affirming that the PJM West arrangement meets all FERC Order 2000 requirements.

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

Monongahela Power
and Subsidiaries

     On July 13, 2001, FERC issued an order affecting the future of the electric transmission system in the United States. Ultimately, FERC envisions four large, RTOs in the northeast, southeast, midwest, and west.

     In the northeast, the region that includes Allegheny Power, FERC is ordering the existing independent system operators (ISOs) - New England, New York, and PJM (including PJM West) - into mediation to discuss the formation of a single RTO and has directed that the PJM model be adopted as the platform for the RTO. Similar mediations will occur in the southeast region and it's expected that additional orders may be forthcoming for the remaining two regions. The affected parties will have 45 days to negotiate terms under the mediation of a FERC administrative law judge.

     In the order, FERC granted provisional approval of the PJM RTO and separately granted similar approval to the PJM West concept. The Company is evaluating and considering all options within the framework of the FERC order and remains committed to the continued development of the PJM West concept.

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 141 is not expected to have a material effect on the Company.

     SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment - only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the standard, which for the Company will be January 1, 2002. Subsequently, the Company's goodwill will be tested annually for impairment. Intangible assets other than goodwill will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As of June 30, 2001, the Company had $197.6 million of goodwill with annual pretax amortization of $5.1 million. At this time, the Company has not performed the goodwill impairment tests under SFAS No. 142.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability will be accreted to its present value each period, and the capitalized cost will be depreciated over the useful life of the asset. Upon settlement of the liability, an entity either will settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company will be evaluating the effect of adopting SFAS No. 143 on its results of operations and financial position prior to the Company's adoption of the standard on January 1, 2003.

Monongahela Power
and Subsidiaries

REVIEW OF OPERATIONS

EARNINGS SUMMARY

     Earnings from operations, before extraordinary charge, for the three and six months ended June 30, 2001, were $19.3 million and $49.4 million, respectively, compared to $17.3 million and $41.7 million for the corresponding 2000 periods. The increase in earnings was primarily due to earnings from the operations of Mountaineer Gas acquired in August 2000.

SALES AND REVENUES

     The major retail customer classes (residential, commercial, and industrial) include electric and gas revenues as shown below:
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Electric revenues	$140.3	$144.5	$296.0	$297.2
Gas revenues	35.1	3.3	140.0	12.8
Total retail revenues	$175.4	$147.8	$436.0	$310.0

     Gas revenues for the three and six month periods ended June 30, 2001, increased by $31.8 million and $127.2 million, respectively, over the comparable 2000 periods. The increase in gas revenues was primarily due to the Company's acquisition of the assets of Mountaineer Gas in August 2000.

     Percentage changes in electric revenues and kilowatt-hour (kWh) sales by major retail customer classes were:
	Change from Prior Periods
	Three Months Ended		Six Months Ended
	June 30		June 30

	Revenues	kWh	Revenues	kWh
Residential	(1.5)%	(1.1)%	3.3%	3.8%
Commercial	(3.2)	(0.9)	(1.2)	0.6
Industrial	(4.0)	(3.8)	(3.8)	(2.8)
Total	(2.9)%	(2.7)%	(0.4)%	(0.3)%

     The changes in residential kWh sales are more weather sensitive than the other classes. The change for the three months ended June 30, 2001, was primarily related to decreased customer usage. The change for the six months ended June 30, 2001, was due to increased customer usage due to colder weather in the first quarter as compared to the same period in the previous year.

     Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The decrease in commercial kWh sales for the three months ended June 30, 2001, is attributable to a decline in customer usage. There was an increase in the number of commercial customers for the second quarter and first six months of 2001. The decline in revenues for the six months ended is partially attributable to a 3% rate decrease as referred to in Note 3 of the notes to the consolidated financial statements.

Monongahela Power
and Subsidiaries

     The decrease in industrial kWh sales for the three and six months ended June 30, 2001, was primarily due to a decrease in the usage by customers in the paper and printing, chemical, and iron and steel industries.

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

     Wholesale and other revenues, including affiliates were as follows:
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)
Wholesale customers	$ 2.0	$ .9	$ 5.8	$ 2.7
Affiliated companies	23.7	23.2	49.5	46.7
Street lighting and other	3.7	1.6	7.7	4.0
Total wholesale and other
revenues, including affiliates	$29.4	$25.7	$63.0	$53.4

     Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under FERC regulation. Competition in the wholesale market for electricity was initiated by the national Energy Policy Act of 1992 which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. In addition, wholesale customers revenue includes gas sales by Mountaineer Gas and West Virginia Power. The three and six months ended June 30, 2001, includes wholesale and other gas revenues of $1.1 million and $3.9 million, respectively. The three and six months ended June 30, 2000, includes wholesale and other gas revenues of $.1 million and $.4 million, respectively. The increase in wholesale customers revenue is primarily due to these sales.

     Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement with the Company and the other regulated utility subsidiaries of the Allegheny Energy, Inc. (the Parent). Revenues from affiliated companies increased $.5 million and $2.8 million for the three and six months ended June 30, 2001 due primarily to increased sales to its unregulated affiliate, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) and offset by a decrease in sales to Potomac Edison, a regulated affiliate. The Company has a dispatch arrangement with Allegheny Energy Supply.

Monongahela Power
and Subsidiaries

     The increase in street lighting and other of $2.1 million and $3.7 million for the three and six months ended June 30, 2001, was due primarily to gas related revenues from the operation of Mountaineer Gas that was acquired in August 2000.

     Bulk power transactions include sales of bulk power and transmission and other energy services to power marketers and other utilities. Bulk power and transmission and other energy services revenues for the three and six months ended June 30, 2001 and 2000, were as follows:
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
kWh Transactions (in billions):
Bulk power				.03
Transmission and other energy
services to nonaffiliated companies	.68	.65	1.44	1.32
Total	.68	.65	1.44	1.35

Revenues (Millions of Dollars):
Bulk power	$	$	$	$ .7
Transmission and other energy
services to nonaffiliated companies	3.2	3.2	6.6	6.1
Total	$ 3.2	$ 3.2	$6.6	$ 6.8

     For the first six months of 2001, revenues and kWh from bulk power transactions decreased due to decreased sales to power marketers and other utilities. This decrease is a result of increased affiliated sales due to a dispatch arrangement with its unregulated affiliate, Allegheny Energy Supply. With this agreement, the Company sells the amount of its bulk power that exceeds its regulated load to Allegheny Energy Supply and conversely buys generation from unregulated operations when regulated load at times exceeds regulated generation. Such a relationship allows the Company's generation to be dispatched in a more efficient manner.

     Through June 30, 2000, and December 31, 2000, for the Company's West Virginia and Ohio jurisdictions, respectively, the costs of purchased power and revenues from sales to power marketers and other utilities, including transmission services, were recovered from or credited to customers under fuel and energy cost recovery procedures. The impact to the fuel and energy cost recovery clauses may either be positive or negative depending on whether the Company is a net buyer or seller of electricity during such periods and the open commitments, which exist at such times. The impact of such price volatility was insignificant to the Company in the first six months of 2000 for West Virginia and Ohio because increases or decreases were passed on to customers through operation of fuel clauses.

     Effective July 1, 2000, and January 1, 2001, once the fuel clauses were eliminated in West Virginia and Ohio, respectively, the Company assumed the risk and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power in its West Virginia and Ohio jurisdiction.

Monongahela Power
and Subsidiaries

     When a fuel clause is in effect, changes in fuel revenues have no effect on consolidated net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to the customer through fuel clauses.

OPERATING EXPENSES

Fuel Expenses
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated utility	$32.3	$36.1	$66.4	$72.4
Unregulated generation	3.6		9.1
Total fuel expenses	$35.9	$36.1	$75.5	$72.4

     Total fuel expenses for the second quarter of 2001 decreased .4% primarily due to a 3% decrease in kWhs generated and a 2% increase in average fuel prices.

Total fuel expense for the first six months of 2001 increased by 4% due to a 2% increase in kWhs generated and a 2% increase related to average fuel prices.

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

Purchased Power and Exchanges, Net
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)
Regulated operations:
Purchased power:
From PURPA generation*	$10.6	$18.1	$27.8	$36.1
Other	9.8	6.8	16.6	13.9
Purchased gas		2.6		8.3
Power exchanges, net				1.6
AGC capacity charges	3.9	4.1	7.9	9.3
Total regulated operations
purchased power	$24.3	$31.6	$52.3	$69.2
Unregulated generation purchased
power	1.4		3.1
Elimination	(.5)		(1.3)
	$25.2	$31.6	$54.1	$69.2
*PURPA cost (cents per kWh)	5.1	5.5	5.4	5.5

Monongahela Power
and Subsidiaries

     The decrease in PURPA generation for the three and six months ended June 30, 2001, was due primarily to an unscheduled shutdown of a PURPA generation plant.

     The increase in regulated operations other purchased power for the three and six months ended June 30, 2001, was due primarily to affiliated power purchased in order to provide energy to the Company's Ohio customers eligible to choose an alternate supplier but electing not to do so.

     Unregulated generation purchased power in the second quarter and first six months of 2001 primarily represents capacity purchased from AGC.

The 2001 elimination between regulated operations purchased power and unregulated generation purchased power is necessary to remove the effect of affiliated purchased power expenses.

     Gas purchases and production expenses for the second quarter and first six months of 2001 and 2000 were as follows:

Gas Purchases and Production

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated operations	$16.8	$ 2.7	$84.7	$ 8.3

     Gas purchases and gas production for the three and six months ended June 30, 2001, reflects the Company's acquisitions of Mountaineer Gas in August 2000.

     Other operation expenses for the second quarter and first six months of 2001 and 2000 were as follows:

Other Operation Expenses

	Three Months Ended	Six Months Ended
	June 30	June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated operations	$35.2	$24.9	$72.5	$48.8
Unregulated generation	.7		2.0
Total other operation expenses	$35.9	$24.9	$74.5	$48.8

     Other operations expenses increased $11 million and $25.7 million in the second quarter and first six months of 2001 due primarily to expenses associated with serving the customers acquired through the acquisition of Mountaineer Gas.

Monongahela Power
and Subsidiaries

     Maintenance expenses for the second quarter and first six months of 2001 and 2000 were as follows:

Maintenance Expenses

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated operations	$19.3	$17.0	$40.7	$34.6
Unregulated generation	1.1		2.9
Total maintenance expense	$20.4	$17.0	$43.6	$34.6

     The increase in maintenance expenses for the three and six months ended June 30, 2001, was related to increased power station maintenance and to increased transmission and distribution (T&D) maintenance expenses associated with the Mountaineer Gas acquisitions. Maintenance expenses represent costs incurred to maintain the power stations, the T&D system, and general plant and reflect routine maintenance of equipment and rights-of-way, as well as planned repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned projects, which vary in timing and magnitude depending upon the length of time equipment has been in service and the amount of work found necessary when the equipment is inspected.

     Depreciation and amortization expenses for the second quarter and first six months of 2001 and 2000 were as follows:

Depreciation and Amortization Expenses

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated operations	$19.6	$16.7	$38.7	$33.5
Unregulated generation	.9		2.3
Total depreciation and amortization expenses	$20.5	$16.7	$41.0	$33.5

     Depreciation and amortization expense in the three and six months ended June 30, 2001, increased due to increased investment, primarily due to the acquisition of the assets of Mountaineer Gas.

Monongahela Power
and Subsidiaries

     Taxes other than income taxes for the second quarter and first six months of 2001 and 2000 were as follows:

Taxes Other than Income Taxes

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated operations	$15.4	$14.2	$32.3	$25.8
Unregulated generation	.6		1.6
Total taxes other than income taxes	$16.0	$14.2	$33.9	$25.8

     Taxes other than income taxes increased $1.8 million and $8.1 million in the three and six months ended June 30, 2001, respectively. The increase is due in part to increased West Virginia Business and Occupation Taxes due to the acquisition of Mountaineer Gas. The increase is also attributable to increased payroll taxes as a result of an increase in the FICA rate.

Federal and State Income Taxes

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)

Regulated operations	$7.9	$9.7	$26.6	$24.5
Unregulated generation	.2		.7
Total federal and state income taxes	$8.1	$9.7	$27.3	$24.5

     The decrease in federal and state income taxes of $1.6 million for the three months ended June 30, 2001, was attributable to a tax reduction for regulatory purposes, partially offset by an increase in taxable income. The increase of $2.8 million for the six months ended June 30, 2001, was due primarily to an increase in taxable income.

     The increase in other income, net of $.9 million and $.5 million for the three and six months ended June 30, 2001, was primarily due to an increase in interest income.

     The increase in interest on long-term debt in the second quarter and first six months ended June 30, 2001, resulted primarily from increased average long-term debt outstanding primarily due to debt incurred for the acquisition of Mountaineer Gas in August 2000.

     The extraordinary charge in the first six months of 2000 of $58.2 million, net of taxes, was required to reflect a write-off by the Company of net regulatory assets determined to be unrecoverable from customers and the establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. The extraordinary

Monongahela Power
and Subsidiaries

charge was a result of West Virginia legislation requiring deregulation of electric generation.

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

Internal Cash Flow

     Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $69.4 million for the first six months of 2001, compared with $61.3 million for the same period in 2000. The increase in cash flows from operations resulted primarily from a decrease in accounts receivable, net, and prepayments, partially offset by a decrease in accruals for taxes and interest.

Financing

     The Company and its affiliates use an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. As of June 30, 2001, the Company invested $4.9 million in the money pool.

Impact of Change in Short-term Interest Rate

     A one percent increase in the short-term borrowing interest rate would increase projected interest expense by approximately $0.1 million for the final six months of 2001, based on projected short-term borrowings.

Electric Energy Competition

     The electricity supply segment of the electric industry in the United States is becoming increasingly competitive. The national Energy Policy

Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third

Monongahela Power
and Subsidiaries

parties to sell electricity to wholesale customers over their transmission systems. Allegheny Energy continues to be an advocate of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations and ensure level playing fields.

     In addition to the wholesale electricity market becoming more competitive, the majority of states have taken active steps toward allowing retail customers the right to choose their electricity supplier.

     Allegheny Energy is at the forefront of state-implemented retail competition, having negotiated settlement agreements in all of the states the Operating Subsidiaries (the Company, Potomac Edison, and West Penn) serve. Pennsylvania, Maryland, and Ohio have retail choice programs in place. West Virginia's Legislature has approved a deregulation plan for Monongahela Power pending additional legislation regarding tax revenues for state and local governments. Virginia and West Virginia are in the process of developing rules to implement choice.

     The regulatory environment applicable to Allegheny Energy's generation and T&D businesses will continue to undergo substantial changes, on both the federal and state level. These changes have significantly affected the nature of the power industry and the manner in which its participants conduct their business. Moreover, existing statutes and regulations may be revised or reinterpreted, new laws and regulations may be adopted or become applicable to Allegheny Energy or its facilities, and future changes in laws and regulations may have an effect on the Allegheny Energy in ways that cannot be predicted. Some restructured markets, like California's, have recently experienced interruptions of supply and price volatility. These interruptions of supply and price volatility have been the subject of significant media coverage, much of which has been critical of the restructuring initiatives. In some of these restructured markets, including California's, government agencies and other interested parties have made proposals to re-regulate areas of these markets that have been deregulated, and, in California, legislation has been passed placing a moratorium on the sale of generating plants by regulated utilities. Proposals to re-regulate the wholesale power market have been made at the federal level. Proposals of this sort, and legislative or other attention to the electric power restructuring process in the states in which Allegheny Energy currently, or may in the future, operate, may cause this process to be delayed, discontinued, or reversed, which could have a material adverse effect on the Allegheny Energy's operations and strategies.

Activities at the Federal Level

     While Allegheny Energy continues to seek enactment of federal legislation to bring choice to all retail customers, the debate in this, the 107th, Congress currently is focused on development of much broader national energy strategy and energy security legislation. The recent changeover in control of the Senate from the Republicans to the Democrats has complicated the work of that chamber and delayed the confirmation of Bush Administration appointees necessary to allow the Administration to meaningfully engage. Two primary bills have been introduced in the U.S. Senate: S. 388, by former Energy and Natural Resources Committee Chairman Senator Frank Murkowski of Alaska and S. 597, by the committee's new chairman, Senator Jeff Bingaman of New Mexico.

Monongahela Power
and Subsidiaries

Senate hearings are expected throughout the summer on a national energy policy with votes planned in the fall. The primary House committee of jurisdiction, Energy and Commerce, has decided to postpone consideration only of electricity restructuring legislation until the fall in an effort to first advance the President's national energy security agenda this summer. The House Majority Whip, Rep. Tom DeLay of Texas, is directing a parallel effort to craft consensus electricity restructuring legislation outside of the Energy & Commerce Committee. The Bush Administration, too, is drafting its own electricity restructuring bill, but when it will be sent to the Congress is unclear. Among issues that may be addressed during this process are the repeal or significant revision of Public Utility Holding Company Act (PUHCA) and Section 210 (Mandatory Purchase Provisions) of PURPA. Allegheny Energy continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power. Separately, the Senate Banking Committee in April approved S. 206, legislation to repeal PUHCA. The Majority Leader can now decide when to schedule time for the legislation to be taken up by the full Senate.

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

     The Company reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 29,000 Ohio customers. The stipulation was approved by the Ohio PUC on October 5, 2000, pending a 30-day review period. The restructuring plan allowed the Company to transfer its Ohio generating assets to Allegheny Energy Supply at net book value and that transfer was made effective June 1, 2001. See highlights of the agreement on page 14 under Ohio Transition Plan.

West Virginia Activities

     In January 2000, the W.Va. PSC submitted a restructuring plan to the Legislature for approval that would open full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the W.Va. PSC's plan, but assigned the tax issues surrounding the plan to a legislative subcommittee for further study. The start date of competition is contingent upon the necessary tax changes being made and approved by the Legislature. However, the Legislature did not take up the issue of electric restructuring or the relevant tax issues during the 2001 legislative session.

     As approved by the W.Va. PSC, Potomac Edison transferred its generating assets to Allegheny Energy Supply in August 2000. In accordance with the same restructuring agreement, Potomac Edison and the Company implemented a commercial and industrial rate reduction program on July 1, 2000.

Monongahela Power
and Subsidiaries

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

     Potomac Edison, along with substantially all of Maryland's gas and electric utilities, filed a Circuit Court petition for judicial review and a motion for stay of the order. On April 25, 2001, the Circuit Court issued its decision affirming much of the Maryland PSC's order, but remanding portions of the order to the Maryland PSC, including the requirement for asymmetric pricing for asset transfers between utilities and their affiliates. The court's remand on the asymmetric pricing issue has potentially positive implications for Potomac Edison. However, depending on interpretations of the Maryland PSC's order and its application to Potomac Edison's factual situation, portions of the Maryland PSC order approved by the Court, for example the order's limitation on employee sharing, could have a material impact on Potomac Edison. The Maryland Commission also has initiated a proceeding, Case No. 8868, to investigate certain affiliated activities of Potomac Edison. The Commission docketed similar proceedings for Maryland's other gas and electric companies.

     Potomac Edison, and other Maryland gas and electric utilities, have noted an appeal of the Circuit Court's decision to Maryland's Court of Special Appeals.

     The Maryland Commission has delegated Potomac Edison's supplier fees case to its Hearing Examiner Division. Settlement discussions are ongoing in that proceeding, which has been designated as Case No. 8851.

Monongahela Power
and Subsidiaries

     Potomac Edison, and other Maryland gas and electric utilities, are considering appeals of the Circuit Court's decision to Maryland's Court of Special Appeals.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania have the right to choose their electric generation suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania exceed that of any other state so far. However, West Penn has retained over 99% of its Pennsylvania customers as of June 30, 2001. There has been very little "shopping" for electricity in West Penn's service area primarily because of West Penn's low rates.

     As part of West Penn's restructuring settlement in Pennsylvania, West Penn retains the obligation to serve all customers who choose not to select an alternative supplier (provider of last resort) at rates that are capped at 1997 levels.

Virginia Activities

     The Virginia Electric Utility Restructuring Act (Restructuring Act) became law on March 25, 1999. All state utilities were required to submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002.

     Accordingly, Potomac Edison filed Phase II of the Functional Separation Plan on December 19, 2000. Customer choice will be implemented for all customers in Potomac Edison's service territory beginning on January 1, 2002.

     The Restructuring Act was amended during the 2000 General Assembly legislative session to direct the Virginia State Corporation Commission (Virginia SCC) to prepare for legislative approval, a plan for competitive metering and billing and to authorize the Virginia SCC to implement a consumer education program on electric choice, funded through its regulatory tax. On December 12, 2000, the Virginia SCC issued a report on competitive metering and billing. Its recommendations include allowing licensed electricity suppliers to provide billing services, with the customer selecting its preferred billing option. The Virginia SCC also recommended that legislative action on competitive metering be deferred pending further study, due to the complexities of the issue and limited competitive metering activities nationally. On May 15, 2001, the Virginia SCC initiated proceedings to establish rules and regulations for consolidated billing services, competitive metering, and customer minimum stay periods.

     On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan, permitting the transfer of Potomac Edison's generating assets and the provisions of the Phase I application.

     Various rulemaking proceedings to implement customer choice are ongoing before the Virginia SCC, including an application by Potomac Edison to participate in a regional transmission entity (PJM West).

Monongahela Power
and Subsidiaries

Environmental Issues

     The Environmental Protection Agency (EPA) nitrogen oxides (NOx) State Implementation Plan (SIP) call regulation has been under litigation. On March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that basically upheld the regulation. However, state and industry litigants filed an appeal of that decision in April 2000. On June 23, 2000, the Court denied the request for appeal. Although the Court did issue an order to delay the compliance date from May 1, 2003, until May 31, 2004, both the Maryland and Pennsylvania state rules to implement the EPA NOx SIP call regulation still require compliance by May 1, 2003. West Virginia has issued a proposed rule that would require compliance by May 31, 2004. However, the EPA Section 126 petition regulation also requires the same level of NOx reductions as the

EPA NOx SIP call regulation with a May 1, 2003, compliance date. The EPA Section 126 petition rule was also under litigation in the District of Columbia Circuit Court of Appeals. A Court decision in May 2001 overall upheld the rule. The Company's compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations.

Right-to-Know

     On June 27, 2001, Allegheny Energy submitted its 2000 Toxic Release Inventory with the EPA and appropriate state government agencies, reporting 32.8 million pounds of total releases for the calendar year 2000. The inventory is part of the Emergency Planning and Community Right-to-Know Act (RTK), which requires Allegheny Energy to report estimated annual releases of certain chemical substances entering into the environment through the process of burning fossil fuels to make electricity. The releases reported by Allegheny Energy are trace elements that occur naturally in coal, as well as stack gases formed during the combustion process. These trace elements have always been present in the electricity generation process. Allegheny Energy has made no change in the way it generates electricity. However, the EPA has changed its rules for reporting these materials and added new database reporting requirements. Because of these changing requirements and Allegheny Energy's customers' increasing demand for electricity, which also increases the amount of coal Allegheny Energy burns, the estimated releases of chemicals reported for Allegheny Energy's generating facilities increased during the 2000 calendar year.

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

Monongahela Power
and Subsidiaries

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

for Quarter Ended June 30, 2001

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

Frank A. Metz, Jr.              Steven H. Rice

Steven H. Rice                  Gunnar E. Sarsten

Victoria V. Schaff              Phillip E. Lint (resigned 5-10-01)

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
    No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 2001.

(b) Exhibit 12 Computation of ratio of earnings to fixed charges.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONONGAHELA POWER COMPANY

/s/ T. J. Kloc .
T. J. Kloc, Controller
(Chief Accounting Officer)

August 14, 2001