Form 10-Q
period 2001-09-30
MONONGAHELA POWER CO /OH/
filed 2001-11-14
CIK 67646

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001

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

     At November 14, 2001, 5,891,000 shares of the Common Stock ($50 par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Form 10-Q for Quarter Ended September 30, 2001

Index

Page No.
PART I - FINANCIAL INFORMATION
Consolidated Statement of Operations - Three and nine months ended September 30, 2001 and 2000	3
Consolidated Statement of Cash Flows - Nine months ended September 30, 2001 and 2000	4
Consolidated Balance Sheet - September 30, 2001 and December 31, 2000	5-6
Notes to Consolidated Financial Statements	7-14
Management's Discussion and Analysis of Financial Condition and Results of Operations	15-29
PART II- OTHER INFORMATION	30-32

3

MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Operations
(Thousands of Dollars)

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000

OPERATING REVENUES:
Residential	$ 68,209	$ 61,761	$272,167	$185,131
Commercial	45,981	37,437	166,991	112,670
Industrial	52,689	56,878	163,520	168,312
Wholesale and other, including affiliates	32,082	34,848	95,042	88,207
Transmission services and bulk power sales	3,465	4,018	10,070	10,833
Total Operating Revenues	202,426	194,942	707,790	565,153

OPERATING EXPENSES:
Operation:
Fuel	35,284	40,041	110,737	112,425
Purchased power and exchanges, net	36,123	30,049	90,215	90,970
Gas purchases and production	8,006	5,437	92,636	13,757
Deferred power costs, net		(2,884)		247
Other	33,433	27,940	108,002	76,728
Maintenance	20,486	16,009	64,079	50,637
Depreciation and amortization	18,957	17,245	59,978	50,758
Taxes other than income taxes	13,753	12,649	47,639	38,457
Federal and state income taxes	6,334	10,823	33,672	35,279
Total Operating Expenses	172,376	157,309	606,958	469,258
Operating Income	30,050	37,633	100,832	95,895

OTHER INCOME AND DEDUCTIONS:
Allowance for other than borrowed funds
used during construction	101	(27)	342	189
Other income, net	542	1,404	4,483	4,827
Total Other Income and Deductions	643	1,377	4,825	5,016

Income Before Interest Charges and
Extraordinary Charge, Net	30,693	39,010	105,657	100,911

INTEREST CHARGES:
Interest on long-term debt	12,035	10,029	37,503	29,124
Other interest	1,150	872	2,213	2,407
Allowance for borrowed funds used during construction
construction	(524)	(281)	(1,517)	(704)
Total Interest Charges	12,661	10,620	38,199	30,827

Consolidated Income Before Extraordinary Charge	18,032	28,390	67,458	70,084
Extraordinary Charge, net				(58,227)
CONSOLIDATED NET INCOME	$ 18,032	$ 28,390	$ 67,458	$ 11,857

See accompanying notes to consolidated financial statements.

4

4
MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Thousands of Dollars)
Unaudited
Nine Months Ended
September 30
2001	2000*
CASH FLOWS FROM OPERATIONS:
Consolidated net income	$ 67,458	$ 11,857
Extraordinary charge, net of taxes	58,227
Consolidated income before extraordinary charge	67,458	70,084

Depreciation and amortization	59,978	50,758
Deferred investment credit and income taxes, net	3,231	221
Deferred power costs, net	247
Unconsolidated subsidiaries' dividends in excess of earnings	2,231	1,974
Allowance for other than borrowed funds used
during construction	(342)	(189)
Changes in certain assets and liabilities:
Accounts receivable, net	40,229	44,340
Materials and supplies	72	5,426
Prepayments	(17,703)	(3,221)
Accounts payable	(11,241)	(4,941)
Accounts payable to affiliates, net	(2,670)	(38,310)
Taxes accrued	8,258	2,551
Interest accrued	(136)	1,250
Other, net	2,902	9,965
152,267	140,155
CASH FLOWS USED IN INVESTING:
Construction expenditures (less allowance for other
than borrowed funds used during construction)	(71,447)	(52,884)
Acquisition of business	(226,998)
(71,447)	(279,882)
CASH FLOWS FROM (USED IN) FINANCING:
Equity contribution from parent	162,500
Issuance of long-term debt	61,000
Repayment of long-term debt	(40,000)	(65,000)
Short-term debt, net	(1,871)	17,704
Funds on deposit with trustees	2,561
Notes receivable from affiliates	22,001	7,750
Dividends on capital stock:
Preferred stock	(3,778)	(3,778)
Common stock	(52,783)	(42,651)
(76,431)	140,086

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	4,389	359
Cash and temporary cash investments at January 1	3,658	3,826
Cash and temporary cash investments at September 30	$ 8,047	$ 4,185

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amount capitalized)	$ 38,236	$26,581
Income taxes	25,137	31,216

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
5
MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet
(Thousands of Dollars)

Unaudited
September 30,	December 31,
ASSETS:	2001	2000*
Property, Plant, and Equipment:
In service, at original cost	$2,407,354	$2,512,288
Construction work in progress	52,958	33,476
2,460,312	2,545,764
Accumulated depreciation	(1,124,213)	(1,152,953)
1,336,099	1,392,811
Investments and Other Assets:
Allegheny Generating Company - common stock at equity	30,912	38,980
Excess of cost over net assets acquired	196,298	200,183
Other	3,405	200
230,615	239,363

Current Assets:
Cash and temporary cash investments	8,047	3,658
Accounts receivable:
Utility service	77,344	84,261
Gas	15,701	47,250
Other	4,625	5,385
Allowance for uncollectible accounts	(7,350)	(6,347)
Notes receivable from affiliates due within one year	3	22,004
Materials and supplies - at average cost:
Operating and construction	19,299	21,617
Fuel	7,884	10,710
Prepaid taxes	35,039	27,830
Prepaid gas	48,317	39,342
Prepaid accounts	1,617	885
Other, including current portion of regulatory assets	6,998	5,688
217,524	262,283
Deferred Charges:
Regulatory assets	90,634	90,004
Unamortized loss on reacquired debt	10,482	10,983
Other	8,787	10,224
109,903	111,211
Total Assets	$1,894,141	$2,005,668

6
MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet(Continued)
(Thousands of Dollars)

	Unaudited
	September 30,	December 31,
CAPITALIZATION AND LIABILITIES:	2001	2000*
Capitalization:
Common stock	$ 294,550	$ 294,550
Other paid-in capital	100,175	164,941
Retained earnings	259,306	248,408
	654,031	707,899
Preferred stock	74,000	74,000
Long-term debt and QUIDS	536,977	606,734
	1,265,008	1,388,633
Current Liabilities:
Short-term debt	35,144	37,015
Long-term debt due within one year	130,408	100,000
Accounts payable	55,830	68,798
Accounts payable to affiliates, net	14,751	17,421
Taxes accrued:
Federal and state income	15,764	6,316
Other	33,358	35,275
Interest accrued	12,167	12,303
Other	11,917	13,726
	309,339	290,854

Deferred Credits and Other Liabilities:
Unamortized investment credit	9,571	11,859
Deferred income taxes	214,761	219,647
Obligations under capital lease	11,777	11,143
Regulatory liabilities	49,700	50,231
Accounts payable to affiliates	15,949
Other	18,036	33,301
	319,794	326,181

Total Capitalization and Liabilities	$1,894,141	$2,005,668

See accompanying notes to consolidated financial statements.

* Certain amounts have been reclassified for comparative purposes.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Monongahela Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy). The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 6 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. Certain prior period amounts in these consolidated financial statements and notes have been reclassified for comparative purposes.

2. The Company's interest in the common stock of Allegheny Generating Company (AGC) decreased to 22.97% from 27% effective June 1, 2001. The decrease resulted from a transfer of a portion of the Company's Ohio jurisdictional generating assets to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). Allegheny Energy Supply owns the remaining shares. AGC is reported by the Company in its financial statements using the equity method of accounting. AGC owns an undivided 40% interest, 960 megawatts (MW), in the 2,400-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

AGC recovers from the Company and Allegheny Energy Supply all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the Federal Energy Regulatory Commission (FERC). AGC's rates are set by a formula filed with and previously accepted by FERC. The only component which changes is the return on equity (ROE). Pursuant to a settlement agreement filed April 4, 1996, with FERC, AGC's ROE was set at 11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE.

Following is a summary of statement of operations information for AGC:
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
Electric operating revenues:	$15,451	$17,257	$49,961	$51,771

Operation and maintenance expense	764	1,423	3,831	3,747
Depreciation	4,242	4,242	12,726	12,728
Taxes other than income taxes	883	1,145	2,641	3,359
Federal and state income taxes	2,431	1,415	6,987	5,383
Interest charges	3,120	3,400	9,586	10,054
Other income, net	(1)	(282)	(5)	(285)
Net income	$ 4,012	$ 5,914	$14,195	$16,785

Monongahela Power

and Subsidiaries

The Company's share of the equity in earnings above was $.9 million and $1.6 million for the three month periods ended September 30, 2001 and 2000, respectively, and $3.6 million and $4.5 million for the nine months ended September 30, 2001 and 2000, respectively, and is included in other income, net, on the Company's Consolidated Statement of Operations.

3. On March 11, 2000, the West Virginia Legislature passed House Concurrent Resolution 27 approving, with certain modifications, an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC). However, further action by the Legislature, including the enactment of certain tax changes regarding the preservation of tax revenues for state and local governments, is required prior to the implementation of the restructuring plan for customer choice. The 2001 legislative session ended April 14, 2001, without enactment of the necessary tax changes that would allow implementation of the deregulation plan. Efforts are underway to develop a consumer education program to communicate to targeted audiences the merits of restructuring. The Company anticipates that legislative action to implement the West Virginia plan will be sought in 2002.

In 1997, the Emerging Issues Task Force (EITF) issued EITF No. 97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statement Nos. 71 and 101." The EITF agreed that, when an issued rate order contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated, the entity should cease to apply the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 71 to that separable portion of its business.

As required by EITF No. 97-4, the Company discontinued the application of SFAS No. 71 for its West Virginia jurisdictional electric generation operations in the first quarter of 2000. The Company recorded, under the provisions of SFAS No. 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71," an extraordinary charge of $58.2 million in the first quarter of 2000 to reflect unrecoverable net regulatory assets that will not be collected from customers and the establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan as shown below:
Gross Net-of-Tax
(Millions of Dollars)

Unrecoverable regulatory assets	$54.1 $32.5
Rate stabilization obligation	42.6 25.7
2000 extraordinary charge	$96.7 $58.2

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

Monongahela Power

and Subsidiaries

The net effect of the assets transferred are shown below:
(Millions of Dollars)
Total Assets:
Property, plant, and equipment	$68.4
Investments and other assets	5.9
Current assets	5.9
Total	$80.2

Capitalization and Liabilities:
Equity	$64.7
Current liabilities	2.8
Deferred credits and other liabilities	12.7
Total	$80.2

The pollution control notes related to the transfer of the Ohio jurisdictional generating assets are included as debt in the Company's financial statements as the Company is co-obligor for the debt. Even though Allegheny Energy Supply is responsible for the payment of the pollution control notes, the Company continues to accrue interest expense associated with the notes. As Allegheny Energy Supply remits payment, the Company reduces accrued interest and increases paid-in capital.

Below are further highlights to the plan.

- Residential customers will receive a five percent reduction in the   generation portion of their electric bills during a five-year market   development period that began on January 1, 2001. These rates will be   frozen for five years.

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

5. The Consolidated Balance Sheet includes the amounts listed below for generation assets not subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."
	September	December
	2001	2000
	(Millions of Dollars)

Property, plant, and equipment	$911.2	$1,002.2
Amounts under construction included above	34.3	19.0
Accumulated depreciation	(486.3)	(545.4)

Monongahela Power

and Subsidiaries

6. Substantially all of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the three and nine months ended September 30, 2001 were $41.9 million and $134.6 million, respectively. Total billings for the same periods in 2000 were $43.6 million and $105.2 million, respectively.

The Company purchases power, primarily to meet its retail load requirements as the default provider during the transition period for the deregulation plan approved in Ohio, from its unregulated generation company affiliate, Allegheny Energy Supply, in accordance with agreements approved by FERC. The expense from these purchases is reflected in "Purchased power and exchanges, net" on the Consolidated Statement of Operations. Total power purchased by the Company from Allegheny Energy Supply amounted to $12.3 million and $17.7 million for the third quarter and first nine months of 2001 as compared to $1.2 million and $4.4 million for the same period in 2000. If the Company purchases more energy than is needed to serve its customers, the excess energy purchased is sold back to Allegheny Energy Supply and is reflected as operating revenues in "Wholesale and other, including affiliates" on the Consolidated Statement of Operations. For the third quarter of 2001 and 2000, the Company sold excess energy back to Allegheny Energy Supply of $23.2 million and $21.7 million, respectively. For the first nine months of 2001 and 2000, the Company sold excess energy back to Allegheny Energy Supply of $65.5 million and $29.7 million, respectively.

The Company and its affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. As of September 30, 2001 and December 31, 2000, the Company had neither borrowings from nor investments in the money pool.

The Company has various operating transactions with affiliates. It is the Company's policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

7. The Company has an interest in seven generating stations with Allegheny Energy Supply. As of September 30, 2001, the investment and accumulated depreciation in these generating stations were as follows:

Generating Station	Ownership Percentage	Utility Plant Investment	Accumulated Depreciation
		(Millions of Dollars)
Albright	58.51%	$ 69.4	$ 44.3
Fort Martin	19.14%	67.9	52.4
Harrison	21.27%	260.0	131.1
Hatfield's Ferry	23.40%	130.2	63.9
Pleasants	21.27%	222.4	118.1
Rivesville	85.08%	48.7	31.7
Willow Island	85.08%	85.9	51.1

8. The Company's principal operating segments are regulated utility operations and unregulated generation operations. The regulated utility operations

Monongahela Power

and Subsidiaries

segment, previously referred to as the utility segment, operates the West Virginia generation assets as well as the electric transmission and distribution (T&D) systems and natural gas distribution systems in regulatory jurisdictions. Unregulated generation operations consists primarily of costs and revenues associated with the Ohio jurisdictional generating assets deregulated effective January 1, 2001, under the Company's settlement agreement with the Ohio PUC. Effective June 1, 2001, the unregulated generation operations segment ceased to exist due to the transfer of the Company's Ohio jurisdictional generating assets to Allegheny Energy Supply.

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
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
	(Thousands of Dollars)
Operating revenues:
Regulated utility	$202,426	$194,942	$709,160	$565,153
Unregulated generation			23,253
Eliminations			(24,623)
Depreciation and amortization:
Regulated utility	18,957	17,245	57,637	50,758
Unregulated generation			2,341
Federal and State Income Taxes:
Regulated utility	6,334	10,823	33,010	35,279
Unregulated generation			662
Operating Income:
Regulated utility	30,050	37,633	99,816	95,895
Unregulated generation			1,506
Eliminations			(490)
Interest Charges:
Regulated utility	12,661	10,620	37,260	30,827
Unregulated generation			939
Consolidated Net Income (Loss):
Regulated utility	18,032	28,390	67,394	11,857
Unregulated generation			554
Eliminations			(490)
Capital Expenditures:
Regulated utility	24,435	315,773	69,662	384,434
Unregulated generation			2,127

Monongahela Power

and Subsidiaries

	September 30	December 31
	2001	2000
Identifiable Assets:
Regulated utility	$1,894,141	$2,005,668
Unregulated generation

9. Commitments and Contingencies

The Company is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require the Company to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

The Environmental Protection Agency's (EPA) nitrogen oxides (NOX) State Implementation Plan (SIP) call regulation has been under litigation and, on March 3, 2000, the District of Columbia Circuit Court of Appeals issued a decision that basically upheld the regulation. However, state and industry litigants filed an appeal of that decision in April 2000. On June 23, 2000, the Court denied the request for the appeal. Although the Court did issue an order to delay the compliance date from May 1, 2003, until May 31, 2004, both the Maryland and Pennsylvania state rules to implement the EPA NOX SIP call regulation still require compliance by May 1, 2003. West Virginia has issued a proposed rule that would require compliance by May 31, 2004. However, the EPA Section 126 petition regulation also requires the same level of NOX reductions as the EPA NOX SIP call regulation with a May 1, 2003, compliance date. The EPA Section 126 petition rule has also been under litigation in the District of Columbia Circuit Court of Appeals. A Court decision in May 2001 upheld the rule. In August 2001, the Court issued an order that suspends the Section 126 petition rule May 1, 2003 compliance date pending EPA review of the growth factors used to calculate the state NOX budgets. The Company's compliance with such stringent regulations will require the installation of expensive post-combustion control technologies on most of its power stations. The Company's construction forecast includes the expenditure of $64.2 million of capital costs during the 2002 through 2004 period to comply with these regulations.

On August 2, 2000, Allegheny Energy received a letter from the EPA requiring it to provide certain information on 10 of its electric generating stations: Albright, Armstrong, Fort Martin, Harrison, Hatfield's Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. Allegheny Energy Supply and the Company now own these electric generating stations. The letter requested information under Section 114 of the federal Clean Air Act to determine compliance with federal Clean Air Act and state implementation plan requirements, including potential application of federal New Source Review (NSR). In general, such standards can require the installation of additional air pollution control equipment upon the major modification of an existing facility. Allegheny Energy submitted those records in January 2001. The eventual outcome of the EPA investigation is unknown.

Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in many cases. The Company believes its generating facilities have been operating in accordance with the Clean Air Act and the rules implementing the Act. The experience of other utilities, however, suggests that, in recent years, the EPA may well have revised its interpretation of the rules regarding the determination of whether an action

Monongahela Power

and Subsidiaries

at a facility constitutes routine maintenance, which would not trigger the requirements of the NSR, or a major modification of the facility, which would require compliance with the NSR. If federal NSR were to be applied to these generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. In connection with the deregulation of generation, the Company has agreed to rate caps in each of its jurisdictions, and there are no provisions under those arrangements to increase rates to cover such expenditures.

In December 2000, the EPA issued a decision to regulate coal- and oil-fired electric utility mercury emissions under Title III, Section 112 of the 1990 Clean Air Act Amendments (CAAA). The EPA plans to issue a proposed regulation by December 2003 and a final regulation by December 2004. The timing and level of required mercury emission reductions are unknown at this time.

On March 4, 1994, the Company, Potomac Edison, and West Penn received notice that the EPA had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. However, the Company estimates that its share of the cleanup liability will not exceed $.3 million, which has been accrued as a liability at September 30, 2001.

The Company, Potomac Edison, and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. The Company has accrued a reserve of $2.1 million as of September 30, 2001, for its portion of the estimated cost to settle the asbestos cases to avoid the anticipated cost of defense.

The Attorney General of the State of New York and the Attorney General of the State of Connecticut in their letters dated September 15, 1999, and November 3, 1999, respectively, notified Allegheny Energy of their intent to commence civil actions against Allegheny Energy or certain of its affiliates alleging violations at the Fort Martin Power Station under the federal Clean Air Act, which requires existing power plants that make major modifications to comply with the same emission standards applicable to new power plants. Other governmental authorities may commence similar actions in the future. Fort Martin is a station located in West Virginia and is now jointly owned by Allegheny Energy Supply and the Company. Both Attorneys General stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York in his letter indicated that he might assert claims under the State common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of Fort Martin Power Station. At this time, Allegheny Energy and its affiliates are not able to determine what effect, if any, these actions threatened by the Attorneys General of New York and Connecticut may have on them.

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.

Monongahela Power

and Subsidiaries

10. On September 21, 2001, the Company redeemed $40.0 million of 8 percent Quarterly Income Debt Securities (QUIDS) due June 30, 2025.

11. Subsequent Events

On October 2, 2001, Monongahela Power issued debt of $300.0 million five percent First Mortgage Bonds due on October 1, 2006. The First Mortgage Bonds will be used to replenish funds used to redeem the $40 million of QUIDS on September 21, 2001, refinance debt that is due to mature in October 2001, refinance certain debt that carries a higher interest rate, and provide additional funds for other corporate purposes.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition

and Results of Operations

COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001,

WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000

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

     Factors that could cause actual results of the Company to differ materially include, among others, the following: general and economic and business conditions, including the continuing impact on the economy and deregulation activity caused by the September 11, 2001, terrorist attacks; industry capacity; changes in technology; changes in political, social, and economic conditions; changes in the price of power and fuel for electric generation; changes in the estimated fair value of commodity contracts; changes in laws and regulations applicable to the Company; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; and changes in business strategy, operations, or development plans.

SIGNIFICANT EVENTS IN THE FIRST NINE MONTHS OF 2001

Allegheny Energy, Inc. (Allegheny Energy) Seeks Approval for Initial Public Offering of Allegheny Energy Supply Company, LLC (Allegheny Energy Supply)

     On July 23, 2001, Allegheny Energy filed a U-1 application with the Securities and Exchange Commission (SEC) seeking approval of an initial public offering of up to 18 percent of the common stock in a new holding company, which would own 100 percent of the business of its unregulated generating subsidiary, Allegheny Energy Supply. Allegheny Energy also announced that it expects to distribute to the holders of its common stock its remaining equity ownership of the Allegheny Energy Supply holding company on a tax-free basis within 24 months following the completion of the initial public offering. The initial public offering and the distribution of the Allegheny Energy's remaining equity ownership of the Allegheny Energy Supply holding company are subject to market and other conditions.

Monongahela Power

and Subsidiaries

     The U-1 application seeks the authorizations required under the Public Utility Holding Company Act of 1935 (PUHCA). The purpose of the initial public offering and distribution is to permit Allegheny Energy's regulated utility operations and Allegheny Energy Supply to focus on their respective businesses and market opportunities and, in particular, to allow Allegheny Energy Supply to pursue its growth strategy for the electric generation business.

     The filing of the U-1 application marks Allegheny Energy's first official step in the initial public offering process. Allegheny Energy expects to file with the SEC a Registration Statement on Form S-1 in connection with the initial public offering.

Transfer of Generation Assets

West Virginia Transfer of the Company's Generating Assets to Allegheny Energy Supply

     In March 2000, the West Virginia Legislature passed House Resolution 27 approving an electric deregulation plan submitted by the Public Service Commission of West Virginia (W.Va. PSC). Under the resolution, the implementation of the West Virginia deregulation plan cannot occur until the Legislature enacts certain tax changes regarding the preservation of tax revenues for state and local governments. The plan provides for all customers to have choice of a generation supplier and allows the Company to transfer the West Virginia portion (approximately 2,033 MW of owned capacity and 78 MW of capacity in generating units at which the Company does not exercise control over 100 percent of the facility) of its generating assets to Allegheny Energy Supply. The 2001 legislative session ended April 14, 2001, with no final legislative activity regarding implementation of the deregulation plan taken. Efforts are underway to develop a consumer education program to communicate the merits of restructuring with key audiences in the state. The Company anticipates that legislative action to implement the West Virginia plan will be sought in 2002.

     On June 23, 2000, the W.Va. PSC issued an order regarding the transfer of the generating assets of the Company. In part, the order requires that, after implementation of the deregulation plan, the Company file a petition seeking a W.Va. PSC finding that the proposed transfer of generating assets complies with the conditions of the deregulation plan. The June 23, 2000 order also permits the Company to submit a petition to the W.Va. PSC seeking approval to transfer its West Virginia generating assets prior to the implementation of the deregulation plan. A filing before implementation of the deregulation plan is required to include commitments to the consumer and other protections contained in the deregulation plan. On August 15, 2000, with a supplemental filing on October 31, 2000, the Company filed a petition seeking W.Va. PSC approval to transfer its West Virginia generating assets to Allegheny

Energy Supply. Settlement discussions regarding the generating asset transfer continue throughout 2001 with various parties.

Ohio Transition Plan

     In October 2000, the Public Utilities Commission of Ohio (Ohio PUC) approved a settlement that implemented a restructuring plan for the Company. This restructuring plan allowed the Company's Ohio customers to choose their

Monongahela Power

and Subsidiaries

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

     On January 4, 2001, Mountaineer Gas Company (Mountaineer Gas) filed for a rate increase with the W.Va. PSC in response to significant increases in the market price for natural gas. As a result of extensive discussions among the Parties, a settlement was reached and on July 25, 2001, a Joint Stipulation and Agreement for Settlement was filed with the W.Va. PSC. In October 2001, the W.Va. PSC approved the settlement agreement which provides for a base revenue increase of $5 million per year and an increase in the gas cost recovery revenues of approximately $23 million per year (a total increase of approximately 16.5% over existing rates) effective November 1, 2001. Also, Mountaineer Gas will return to the standard PGA treatment of purchased gas costs at the conclusion of the current rate moratorium on November 1, 2001. With the PGA, increases and decreases in gas cost recovery revenues have no effect on earnings.

Monongahela Power

and Subsidiaries

Regional Transmission Organization (RTO)

     On March 15, 2001, the Company and its regulated affiliates, The Potomac Edison Company (Potomac Edison) and West Penn Power Company (West Penn), collectively doing business as Allegheny Power, and Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM) filed documents with the Federal Energy Regulatory Commission (FERC) to expand PJM through the creation of PJM West. The filing represents collaboration between Allegheny Power, PJM, and numerous stakeholders. Allegheny Power and PJM have requested in the filing that FERC approve the proposal affirming that the PJM West arrangement meets all FERC Order 2000 requirements.

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

     On July 12, 2001, the FERC approved the application filed by PJM and the Company's regulated utility subsidiaries to join the PJM market through an arrangement called PJM-West. Among the relevant provisions of FERC's order was a requirement that the Company and PJM participate in a FERC-sponsored mediation under the guidance of an administrative law judge to encourage the formation of a single RTO covering the Northeastern region of the United States. The initial phase of the mediation concluded on September 17, 2001, with the submission of the business plan developed by the diverse group of mediation participants and the administrative law judge to FERC for approval. The business plan outlines a comprehensive process for the development and implementation of fully-integrated markets throughout the Northeastern region of the United States, as well as a single RTO to administer those markets and to promote development of new infrastructure. The business plan contemplates full operation of a single Northeastern market between the fourth quarter of 2003 and the fourth quarter of 2004. The PJM market model is the platform for the Northeastern RTO market, but the PJM model will have to be modified to accommodate certain "best practices" currently used in markets administered by the New York Independent System Operator, Inc. and ISO New England, Inc. These "best practices" are not yet fully defined. In addition, governance of the Northeast RTO has not yet been determined. Accordingly, the Company is

Monongahela Power

and Subsidiaries

unable to determine the impact formation of the Northeast RTO may have on its results of operations and business strategy.

Utility Workers Union of America (UWUA) Contract Negotiations

     On April 30, 2001, AESC's collective bargaining agreement with the UWUA Local 102 expired. The parties entered into a contract extension through May 31, 2001. The Company and the UWUA were unable to reach agreement on a new labor pact by this deadline. Under a federal mediator's suggestion, the parties continue to work under the terms and conditions of the prior labor agreement on a day-to-day basis. A seven-day strike notice remains in effect for the UWUA Local 102 should they decide to engage in any job action. The agreement covers approximately 1,150 of AESC's employees.

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

     SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment - only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the standard, which for the Company will be January 1, 2002. Subsequently, the Company's goodwill will be tested annually for impairment. Intangible assets other than goodwill will continue to be amortized over their useful lives and reviewed for impairment. As of September 30, 2001, the Company had $196.3 million of goodwill with annual pretax amortization of $5.1 million. The Company will be evaluating the effect of adopting SFAS No.143 on its results of operations and financial position prior to its adoption of the standard.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard, which the Company will adopt on January 1, 2003, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability will be accreted to its present value each period, and the capitalized cost will be depreciated over the useful life of the asset. Upon settlement of the liability, an entity either will settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company will be evaluating the effect of adopting SFAS No. 143 on its results of operations and financial position prior to its adoption of the standard.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard, which the Company will adopt on January 1, 2002, establishes one accounting model for long-lived assets to be disposed of by sale, including discontinued

Monongahela Power

and Subsidiaries

operations, and carries forward the general impairment provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 is not expected to have a material effect on the Company.

Review of Operations

Earnings Summary

     Earnings from operations, before extraordinary charge, for the three and nine months ended September 30, 2001, were $18.0 million and $67.5 million, respectively, compared to $28.4 million and $70.1 million for the corresponding 2000 periods. The decrease in earnings was primarily due to additional expenses from the operations of Mountaineer Gas acquired in August 2000 and, in part, due to the transfer of the Company's Ohio portion of its generating assets to Allegheny Energy Supply on June 1, 2001.

Sales and Revenues

     The major retail customer classes (residential, commercial, and industrial) include electric and gas revenues as shown below:
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
	(Millions of Dollars)

Electric revenues	$149.3	$147.3	$445.3	$444.4
Gas revenues	17.6	8.8	157.4	21.7
Total retail revenues	$166.9	$156.1	$602.7	$466.1

     Gas revenues for the third quarter and first nine months of 2001 increased by $8.8 million and $135.7 million, respectively, over the comparable 2000 periods. The increase in gas revenues was primarily due to the Company's acquisition of the assets of Mountaineer Gas in August 2000.

     Percentage changes in electric revenues and kilowatt-hour (kWh) sales by major retail customer classes were:
	Change from Prior Periods
	Three Months Ended		Nine Months Ended
	September 30		September 30

	Revenues	kWh	Revenues	kWh
Residential	5.2%	6.6%	3.9%	4.7%
Commercial	2.2	2.1	(0.1)	1.1
Industrial	(3.0)	(4.5)	(3.5)	(3.4)
Total	1.4%	(0.1)%	(0.2)%	(0.3)%

     The changes in residential kWh sales are more weather sensitive than the other classes. The change for the third quarter and first nine months of 2001 was the result of increased customer usage. Usage increased for the third quarter as a result of warmer weather as compared to the same period in the previous year. The increased usage for the year includes warmer weather for

Monongahela Power

and Subsidiaries

the third quarter coupled with colder weather for the first quarter as compared to the same periods in the previous year.

     Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The increase in commercial kWh sales for the third quarter of 2001 is attributable to an increase in customers and, to a lesser extent, an increase in usage. The increase in commercial kWh sales for the first nine months of 2001 is attributable to an increase in customers partially offset by a decline in customer usage. The decline in revenues for the first nine months of 2001 is partially attributable to the 3% rate decrease granted to large commercial customers under the West Virginia deregulation plan. The rate decrease became effective July 1, 2000.

     The decrease in industrial kWh sales for the third quarter and first nine months of 2001 was primarily due to a decrease in the usage by customers in the paper and printing, chemical, and iron and steel industries partially offset by an increase in the coal mining industry.

     Wholesale and other revenues, including affiliates, is composed of revenues from wholesale customers, affiliated companies, street lighting, and other sources. Wholesale and other, including affiliates revenue decreased by $2.8 million for the third quarter of 2001, due to a decline in sales to affiliates as a result of the affiliates purchasing power from Allegheny Energy Supply as opposed to purchasing power from the Company. Correspondingly, wholesale and other, including affiliates revenue for the first nine months of 2001, increased by $6.8 million primarily due to an increase in sales to wholesale and other customers. The increase is attributable to the purchase of Mountaineer Gas in August 2000.

     Total operating revenues reflect not only the changes in kWh sales and base rate changes, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) through June 30, 2000, for West Virginia and December 31, 2000, for Ohio. Effective January 1, 2001, a fuel clause ceased to exist for the Company's Ohio jurisdiction. The Company's West Virginia jurisdiction ceased to have a fuel clause on July 1, 2000. Through June 30, 2000, for West Virginia and December 31, 2000, for Ohio, changes in fuel revenues had no effect on the Company's net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power were passed on to customers by adjustment of customers' bills through a fuel clause.

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

     Effective July 1, 2000, and January 1, 2001, once the fuel clauses were eliminated in West Virginia and Ohio, respectively, the Company assumed the risks and benefits of changes in fuel and purchased power costs and sales of

Monongahela Power

and Subsidiaries

transmission services and bulk power.

     When a fuel clause is in effect, changes in fuel revenues have no effect on consolidated net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to the customer through fuel clauses.

Operating Expenses

     Total fuel expense for the third quarter of 2001 decreased $4.8 million primarily due to a 16% decrease in kWhs generated, partially offset by a 4.2% increase in average fuel prices. Total fuel expense for the first nine months of 2001 decreased by $1.7 million due to a 4.5% decrease in kWhs generated, partially offset by a 2.7% increase related to average fuel prices. The decline in kWhs generated can be attributed, in part, to the Company's transfer of the Ohio portion of its generation assets to Allegheny Energy Supply on June 1, 2001.

     Purchased power and exchanges, net, represents power purchases from and exchanges with other companies, including affiliated companies and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA). Purchased power and exchanges, net increased by $6.1 million for the third quarter of 2001 due to an increase in power purchased as a result of the transfer of the Company's Ohio portion of its generation assets on June 1, 2001. The decrease of $.8 million for the first nine months of 2001, is attributable to the increase in power purchased offset by an unscheduled shutdown of a PURPA generation facility in the second quarter of 2001.

     The increases in gas purchases and production of $2.6 million and $78.9 million for the third quarter and first nine months of 2001, respectively, is attributable to the Company's acquisition of Mountaineer Gas in August 2000.

     Other operations expenses increased by $5.5 million and $31.3 million in the third quarter and first nine months of 2001, respectively, due primarily to expenses associated with serving the customers acquired through the acquisition of Mountaineer Gas.

     The increases in maintenance expenses of $4.5 million and $13.4 million for the third quarter and first nine months of 2001, respectively, were related to increased power station maintenance and increased transmission and distribution (T&D) maintenance expenses associated with the Mountaineer Gas acquisition. Maintenance expenses represent costs incurred to maintain the power stations, the T&D system, and general plant and reflect routine maintenance of equipment and rights-of-way, as well as planned repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned projects, which vary in timing and magnitude depending upon the length of time equipment has been in service and the amount of work found necessary when the equipment is inspected.

     Depreciation and amortization expense increased by $1.7 million and $9.2 million for the third quarter and first nine months of 2001, respectively, due

Monongahela Power

and Subsidiaries

to the acquisition of the assets of Mountaineer Gas in August 2000 offset, in part, by the transfer of the Company's Ohio portion of its generation assets to Allegheny Energy Supply in June 2001.

     Taxes other than income taxes increased $1.1 million and $9.2 million in the third quarter and first nine months of 2001, respectively. The increase is due in part to increased West Virginia Business and Occupation Taxes and West Virginia Gross Receipts Taxes due to the acquisition of Mountaineer Gas. The increase is also attributable to increased payroll taxes as a result of an increase in the FICA base pay.

     The decrease in federal and state income taxes of $4.5 million and $1.6 million for the third quarter and first nine months of 2001, respectively, is attributable to a decrease in taxable income.

Other Income and Deductions

     The decrease in other income, net of $.9 million and $.3 million in the third quarter and first nine months of 2001, respectively, is primarily due to a decrease in the Company's share of the earnings from AGC offset, in part, by an increase in interest income as a result of investments within the money pool earlier in the year. As discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company's interest in AGC declined as a result of the asset transfer to Allegheny Energy Supply.

Interest Charges

     The increase in interest on long-term debt of $2.0 million and $8.4 million in the third quarter and first nine months of 2001, respectively, is primarily from increased average long-term debt outstanding as a result of additional debt incurred during the acquisition of Mountaineer Gas in August 2000.

Extraordinary Charge

     The extraordinary charge in the first nine months of 2000 of $58.2 million, net of taxes, was required to reflect a write-off by the Company of net regulatory assets determined to be unrecoverable from customers and the establishment of a rate stabilization account for residential and small commercial customers as required by the deregulation plan. The extraordinary charge was a result of West Virginia legislation requiring deregulation of electric generation.

Financial Condition, Requirements, and Resources

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

Monongahela Power

and Subsidiaries

Liquidity and Capital Requirements

     To meet cash needs for operating expenses, the payment of interest and dividends, the retirement of debt and certain preferred stocks, and for its acquisitions and construction programs, the Company uses internally generated funds (net cash provided by operating activities less common dividends) and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capital structure objectives of the Company. The availability and cost of external financings depend upon the financial health of the companies seeking those funds and market conditions.

Cash Flows Summary

     Cash flows from operations in the first nine months of 2001 increased by $12.1 million from the comparable 2000 period reflecting changes in prepayments and accounts payable levels.

     Cash flows used in investing decreased by $208.4 million for the first nine months of 2001 from the comparable 2000 period due primarily to the Mountaineer Gas acquisition that occurred in 2000.

     Cash flows provided by financing decreased by $216.5 million for the first nine months of 2001 from the comparable 2000 period due primarily to an equity contribution from Allegheny Energy and additional borrowings needed for the Mountaineer Gas acquisition in 2000. The early retirement of long-term debt in 2001 also contributed to the decrease.

Financing

     To provide interim financing and support for outstanding commercial paper, the Company has established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $130 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available.

     On September 21, 2001, the Company redeemed $40 million of 8 percent Quarterly Income Debt Securities (QUIDS) due June 30, 2025. On October 2, 2001, the Company issued debt of $300 million of 5 percent First Mortgage Bonds due October 1, 2006. The First Mortgage Bonds will be used to replenish funds used to redeem the QUIDS, refinance debt that is due to mature in October 2001, refinance debt that carries a higher interest rate, and provide the Company funds for other corporate purposes.

     The Company and its affiliates use an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. As of September 30, 2001 and December 31, 2000, the Company had neither borrowings from nor investments in the money pool.

Monongahela Power

and Subsidiaries

Impact of Change in Short-term Interest Rate

     A one percent increase in the short-term borrowing interest rate would increase projected interest expense by approximately $.1 million for the final three months of 2001, based on projected short-term borrowings.

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

     The regulatory environment applicable to Allegheny Energy's generation and T&D businesses will continue to undergo substantial changes, on both the federal and state level. These changes have significantly affected the nature of the power industry and the manner in which its participants conduct their business. Moreover, existing statutes and regulations may be revised or reinterpreted, new laws and regulations may be adopted or become applicable to Allegheny Energy or its facilities, and future changes in laws and regulations may have an effect on Allegheny Energy in ways that cannot be predicted. Some restructured markets, like California's, have recently experienced interruptions of supply and price volatility. These interruptions of supply and price volatility have been the subject of significant media coverage, much of which has been critical of the restructuring initiatives. In some of these restructured markets, including California's, government agencies and other interested parties have made proposals to re-regulate areas of these markets that have been deregulated, and, in California, legislation has been passed placing a moratorium on the sale of generating plants by regulated utilities. Proposals to re-regulate the wholesale power market have been made at the federal level. Proposals of this sort, and legislative or other attention to the electric power restructuring process in the states in which Allegheny Energy currently, or may in the future, operate, may cause this process to be delayed, discontinued, or reversed, which could have a material adverse effect on Allegheny Energy's operations and strategies.

Monongahela Power

and Subsidiaries

Activities at the Federal Level

     The tragic events of September 11th, when the World Trade Center and Pentagon were attacked, have altered the agenda of the 107th Congress. The Congress and the Bush Administration are primarily focused on responding to these attacks. Part of that response may well be the consideration of energy security legislation currently in development. Allegheny Energy is lobbying for the inclusion of important electricity restructuring provisions in this legislation, including the repeal or significant revision of PUHCA, as well as for critical infrastructure protection legislation. Prior to the attack, two primary bills had been introduced in the U.S. Senate: S. 388, by former Energy and Natural Resources Committee Chairman Senator Frank Murkowski of Alaska and S. 597 by the committee's new chairman, Senator Jeff Bingaman of New Mexico. Provisions from these bills could be included in the new energy legislation. The primary House committee of jurisdiction, Energy and Commerce, initially passed the President's national energy security proposal and is only now considering electricity-restructuring legislation. Among issues that are being addressed in this legislation are the repeal or significant revision of PUHCA and Section 210 (Mandatory Purchase Provisions) of PURPA. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power. Separately, the Senate Banking Committee in April 2001 approved S. 206, legislation to repeal PUHCA. The Majority Leader can now decide when to schedule time for the legislation to be taken up by the full Senate or include it in the energy legislation currently being drafted.

Ohio Activities

     The Ohio General Assembly passed legislation in 1999 to restructure its electric utility industry. All of the state's customers were able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Residential customers are guaranteed a 5% cut in the generation portion of their rate.

     The Company reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 29,000 Ohio customers. The Ohio PUC approved the stipulation on October 5, 2000, pending a 30-day review period. The restructuring plan allowed the Company to transfer its Ohio generating assets to Allegheny Energy Supply at net book value and that transfer was made effective June 1, 2001. See highlights of the agreement on pages 16 and 17 under Ohio Transition Plan.

West Virginia Activities

     Electric restructuring in West Virginia remains unresolved and awaits further legislative action, largely due to uneasiness among state leaders due to the turmoil experienced in California. In January 2000, the W.Va. PSC submitted a restructuring plan to the Legislature for approval that would open full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the W.Va. PSC's plan, but assigned the tax issues surrounding the plan to a legislative subcommittee for further study. The start date of competition is contingent upon the necessary tax changes being made and approved by the Legislature. However, the Legislature did not

Monongahela Power

and Subsidiaries

take up the issue of electric restructuring or the relevant tax issues during the 2001 legislative session. The Company anticipates that legislative action to implement the West Virginia plan will be sought in 2002.

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

- requires asymmetric pricing for asset transfers between utilities and   their affiliates. Asymmetric pricing requires that transfers of assets   from the regulated utility to an affiliate be recorded at the greater of   book cost or market value while transfers of assets from the affiliate to   the regulated utility be recorded at the lesser of book costs or market   value.

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

Monongahela Power

and Subsidiaries

     Potomac Edison and other Maryland gas and electric utilities have noted an appeal of the Circuit Court's decision to Maryland's Court of Special Appeals. A Stipulation and Settlement Agreement was filed with the Maryland PSC on July 30, 2001. A Proposed Order of Hearing Examiner approved the settlement agreement on August 16, 2001, which became a final order on September 18, 2001.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania have the right to choose their electric generation suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania exceed that of any other state so far. However, West Penn has retained over 99.7% of its Pennsylvania customers as of September 30, 2001. There has been very little "shopping" for electricity in West Penn's service area primarily because of West Penn's low rates.

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

Monongahela Power

and Subsidiaries

Right-to-Know

     On June 27, 2001, Allegheny Energy submitted its 2000 Toxic Release Inventory with the Environmental Protection Agency (EPA) and appropriate state government agencies, reporting 32.8 million pounds of total releases for the calendar year 2000. The inventory is part of the Emergency Planning and Community Right-to-Know Act (RTK), which requires Allegheny Energy to report estimated annual releases of certain chemical substances entering into the environment through the process of burning fossil fuels to make electricity. The releases reported by Allegheny Energy are trace elements that occur naturally in coal, as well as stack gases formed during the combustion process. These trace elements have always been present in the electricity generation process. Allegheny Energy has made no change in the way it generates electricity. However, the EPA has changed its rules for reporting these materials and added new database reporting requirements. Because of these changing requirements and Allegheny Energy's customers' increasing demand for electricity, which also increases the amount of coal Allegheny Energy burns, the estimated releases of chemicals reported for Allegheny Energy's generating facilities increased during the 2000 calendar year.

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

     These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is expected to increase the volatility in reported earnings and other comprehensive income.

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

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Part II - Other Information to Form 10-Q

for Quarter Ended September 30, 2001

ITEM 5.    OTHER INFORMATION

     On July 23, 2001, Allegheny Energy, Inc. (Allegheny Energy) filed a U-1 application with the Securities and Exchange Commission (SEC), seeking approval of an initial public offering (IPO) of up to 18 percent of the common stock in a new holding company, which would own 100 percent of Allegheny Energy's unregulated generating subsidiary, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). Allegheny Energy also expects, subject to market and other conditions, to distribute to the holders of its common stock its remaining equity ownership of the Allegheny Energy Supply holding company during 2002 in a tax-free distribution.

     The U-1 application seeks the authorizations required under the Public Utility Holding Company Act of 1935 (PUHCA). The purpose of the IPO and distribution is to permit Allegheny Energy's regulated utility operations and Allegheny Energy Supply to focus on their respective businesses and market opportunities and, in particular, to allow Allegheny Energy Supply to pursue its growth strategy for the electric generation business.

     These transactions would create two independent companies. Allegheny Energy will own its utility operating subsidiaries, The Potomac Edison Company West Penn Power Company, and Monongahela Power Company, doing business as Allegheny Power, as well as its Allegheny Ventures, Inc. The newly created holding company will own the businesses of Allegheny Energy Supply. The filing of the U-1 application is the first step in the IPO process. Allegheny Energy expects to file an S-1 Registration Statement with the SEC by the end of the third quarter.

Monongahela Power

and Subsidiaries

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibit 12 Computation of ratio of earnings to fixed charges.

(b)        Form 8-K Reporting Date - September 25, 2001

            Items Reported: Other Events and Financial Statements and
             Exhibits

              Item 5 - Monongahela Power Company filed the final negotiated
               First Mortgage Bond Standard Purchase Agreement Provisions for
               $300 million of first mortgage bonds and unsecured debt
               securities.

              Item 7 - Ex. 1(b) is filed as part of this filing.

               Ex. 1(b) First Mortgage Bond Standard Purchase Agreement
                Provisions

           Form 8-K Reporting Date - September 10, 2001

            Items Reported: Other Events and Financial Statements and
             Exhibits

              Item 5 - Monongahela Power Company filed First Mortgage Bond
               Standard Purchase Agreement Provisions for $300 million of first mortgage bonds and unsecured debt securities.

              Item 7 - Ex. 1(b) is filed as part of this filing.

               Ex. 1(b) First Mortgage Bond Standard Purchase Agreement
                Provisions

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONONGAHELA POWER COMPANY

/s/ T. J. Kloc .

T. J. Kloc, Controller
(Chief Accounting Officer)

November 14, 2001