Form 10-Q
period 2002-03-31
MONONGAHELA POWER CO /OH/
filed 2002-05-15
CIK 67646

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002

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

     At May 15, 2002, 5,891,000 shares of the Common Stock ($50 par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Form 10-Q for Quarter Ended March 31, 2002

Index

PART I - FINANCIAL INFORMATION	Page No.
Item 1. - FINANCIAL STATEMENTS:
Consolidated Statement of Operations - Three months ended March 31, 2002 and 2001	3
Consolidated Statement of Cash Flows - Three months ended March 31, 2002 and 2001	4
Consolidated Balance Sheet - March 31, 2002 and December 31, 2001	5-6
Notes to Consolidated Financial Statements	7-13
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14-22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22-23
PART II- OTHER INFORMATION	24-25

3

MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Operations
(Thousands of Dollars)

	Unaudited
	Three Months Ended March 31
	2002	2001*
Operating Revenues:
Residential	$125,192	$134,212
Commercial	63,089	71,215
Industrial	53,106	55,005
Wholesale and other, including affiliates	21,994	33,606
Transmission services and bulk power sales	2,663	3,371
Total Operating Revenues	266,044	297,409

Operating Expenses:
Operation:
Fuel consumed for electric generation	30,550	38,137
Purchased energy and transmission	42,757	28,927
Natural gas purchases	55,832	67,290
Deferred power costs, net	7,101
Other	56,321	63,874
Depreciation and amortization	18,657	20,538
Taxes other than income taxes	18,457	17,881
Federal and state income taxes	10,918	19,206
Total Operating Expenses	240,593	255,853
Operating Income	25,451	41,556

Other Income and Deductions:
Allowance for other than borrowed funds used
during construction	155	115
Other income, net	2,798	1,560

Total Other Income and Deductions	2,953	1,675

Consolidated Income Before Interest Charges	28,404	43,231

Interest Charges:
Interest on long-term debt and other interest	13,292	13,526
Allowance for borrowed funds used during construction	(821)	(384)

Total Interest Charges	12,471	13,142

Consolidated Net Income	$ 15,933	$ 30,089

See accompanying notes to consolidated financial statements.

*Certain amounts have been reclassified for comparative purposes.

4
MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Thousands of Dollars)
	Unaudited
	Three Months Ended March 31
	2002	2001*
CASH FLOWS PROVIDED BY OPERATIONS:
Consolidated net income	$ 15,933	$ 30,089
Depreciation and amortization	18,657	20,538
Deferred investment credit and income taxes, net	(5,791)	3,582
Deferred power costs, net	7,101
Unconsolidated subsidiaries' dividends in excess of earnings	1,003	688
Allowance for other than borrowed funds used
during construction	(155)	(115)
Changes in certain assets and liabilities:
Accounts receivable, net	(10,654)	(13,801)
Materials and supplies	19,414	(1,911)
Prepayments	5,548	29,110
Taxes receivable	13,734
Accounts payable	(7,193)	(18,172)
Accounts payable to affiliates, net	(6,998)	(8,567)
Taxes accrued	15,300	3,965
Interest accrued	2,403	2,773
Other, net	(222)	431
	68,080	48,610
CASH FLOWS USED IN INVESTING:
Construction expenditures (less allowance for other
than borrowed funds used during construction)	(13,798)	(18,205)

CASH FLOWS USED IN FINANCING:
Repayment of long-term debt	(1,757)	(4)
Short-term debt, net	(14,350)	(23,715)
Notes receivable from affiliates	(4,900)	(2,700)
Dividends on capital stock to parent:
Preferred stock	(1,259)	(1,259)
Common stock	(12,489)
	(34,755)	(27,678)

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	19,527	2,727
Cash and temporary cash investments at January 1	4,439	3,658
Cash and temporary cash investments at March 31	$ 23,966	$ 6,385

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amount capitalized)	$9,587	$10,188
Income taxes		1,041

Noncash investing and financing activities:

In January 2001, the Company transferred the pension and OPEB obligation of Mountaineer Gas Company in the amount of $16.6 million to its affiliate Allegheny Energy Service Corporation (AESC). This transfer was performed in conjunction with the transfer of Mountaineer Gas Company employees to AESC. The Company accrued a long-term liability to AESC to reflect the transfer of the pension and OPEB liability to AESC.

See accompanying notes to consolidated financial statements.
*Certain amounts have been reclassified for comparative purposes.

5
MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet
(Thousands of Dollars)

	Unaudited
	March 31,	December 31,
ASSETS:	2002	2001*
Property, Plant, and Equipment:
Generation	$ 843,338	$ 843,334
Other regulated utility	1,584,069	1,577,304
Construction work in progress	75,507	70,103
	2,502,914	2,490,741
Accumulated depreciation	(1,155,773)	(1,139,904)
	1,347,141	1,350,837
Investments and Other Assets:
Allegheny Generating Company-common stock at equity	31,610	30,476
Excess of cost over net assets acquired (Goodwill)	195,033	195,033
Other	3,367	3,381
	230,010	228,890

Current Assets:
Cash and temporary cash investments	23,966	4,439
Accounts receivable:
Electric	80,893	80,111
Natural gas	46,850	35,691
Other	2,888	3,549
Allowance for uncollectible accounts	(6,926)	(6,300)
Notes receivable due from affiliates	96,403	91,503
Materials and supplies - at average cost:
Operating and construction	17,844	18,322
Fuel, including stored natural gas	22,213	41,149
Prepaid taxes	18,777	23,856
Taxes receivable		13,734
Prepaid natural gas	8,458	9,381
Other, including current portion of regulatory assets	14,201	7,829
	325,567	323,264
Deferred Charges:
Regulatory assets	101,736	100,750
Unamortized loss on reacquired debt	12,163	12,442
Other	10,208	9,164
	124,107	122,356

Total Assets	$2,026,825	$2,025,347

See accompanying notes to consolidated financial statements.
*Certain amounts have been reclassified for comparative purposes.

6
MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Thousands of Dollars)

	Unaudited
	March 31,	December 31,
CAPITALIZATION AND LIABILITIES:	2002	2001*
Capitalization:
Common stock	$ 294,550	$ 294,550
Other paid-in capital	100,826	100,242
Retained earnings	236,987	234,802
	632,363	629,594
Preferred stock	74,000	74,000
Long-term debt	765,230	784,261
	1,471,593	1,487,855
Current Liabilities:
Short-term debt		14,350
Long-term debt due within one year	47,444	30,408
Accounts payable	56,395	63,587
Accounts payable to affiliates, net	8,720	15,718
Taxes accrued:
Federal and state income	30,924	8,194
Other	31,655	39,085
Interest accrued	17,321	14,918
Other	19,368	8,826
	211,827	195,086

Deferred Credits and Other Liabilities:
Unamortized investment credit	8,497	9,034
Deferred income taxes	234,307	238,751
Obligations under capital lease	13,112	11,567
Deferred power costs	2,658
Regulatory liabilities	49,282	49,509
Notes payables to affiliates	15,783	15,812
Other	19,766	17,733
	343,405	342,406

Total Capitalization and Liabilities	$2,026,825	$2,025,347

See accompanying notes to consolidated financial statements.

*Certain amounts have been reclassified for comparative purposes.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Basis of Interim Presentation

Monongahela Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy). The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 6 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Certain prior period amounts in these consolidated financial statements and notes have been reclassified for comparative purposes.

2. Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the pooling-of-interests method and requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method of accounting. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of goodwill and other intangible assets. The application of SFAS No. 141 did not affect any of the Company's previously reported amounts for goodwill and other intangible assets.

SFAS No. 142 eliminated amortization of goodwill and other intangible assets with indefinite lives effective January 1, 2002. Goodwill and other intangible assets with indefinite lives will now be tested at least annually for impairment, with impairment losses recognized in operating income. Other intangible assets with finite lives will continue to be amortized over their useful lives and tested for impairment when events or circumstances warrant.

SFAS No. 142 transitional provisions require that the Company identify any transitional goodwill impairment by June 30, 2002 (step one of the impairment test), and that any impairment loss be measured as soon as possible thereafter, but no later than December 31, 2002 (step two of the impairment test). The Company will complete step one of the impairment test during the second quarter of 2002. Preliminary results for step one of the impairment test indicate that there may be impairment of goodwill related to the acquisition of Mountaineer Gas Company (Mountaineer Gas) in 2000 and West Virginia Power Company (West Virginia Power) in 1999. As of March 31, 2002, the recorded amounts of goodwill were $170.0 million related to Mountaineer Gas and $25.0 million related to West Virginia Power. SFAS No. 142 transitional provisions have been completed with respect to the Company's other intangible assets resulting in no impairments or changes to amortizable lives.

Monongahela Power

and Subsidiaries

Had the provisions of SFAS No. 142 been applied for the three months ended March 31, 2001, consolidated net income would have been as follows:
(Thousands of dollars)	Three Months Ended March 31, 2001
Net income:
As reported	$30,089
Add: Goodwill amortization, net of taxes	749
Adjusted consolidated net income	$30,838

During the first quarter of 2002, there were no changes to the carrying amount of goodwill, the entire amount of which is attributable to the regulated utility operating segment.

The Company had amortized, contract-based other intangible assets (retail gas rights) included in Property, Plant, and Equipment with a gross carrying amount and accumulated amortization as follows: At March 31, 2002, $6.6 million and $3.6 million, respectively, and at December 31, 2001, $6.6 million and $3.2 million, respectively. Amortization for the first quarter of 2002 was $.3 million and is estimated to be $.2 million for the remainder of 2002 and $.3 million annually for 2003 through 2007.

3. Allegheny Generating Company (AGC)

The Company's interest in the common stock of AGC decreased to 22.97% from 27% effective June 1, 2001. The decrease resulted from a transfer of a portion of the Company's Ohio and Federal Energy Regulatory Commission (FERC) jurisdictional generating assets to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). Allegheny Energy Supply owns the remaining shares. The Company reports AGC in its financial statements using the equity method of accounting. AGC owns an undivided 40% interest, 960 megawatts (MW), in the 2,400-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

AGC recovers from the Company and Allegheny Energy Supply all of its operation expense, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the FERC. AGC's rates are set by a formula filed with and previously accepted by the FERC. The only component that changes is the return on equity (ROE). Pursuant to a settlement agreement filed with the FERC on April 4, 1996, AGC's ROE was set at 11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE.

Monongahela Power

and Subsidiaries

Following is a summary of statement of operations information for AGC:
	Three Months Ended
	March 31
	2002	2001

Electric operating revenues	$15,574	$17,772

Operating expense	1,292	1,625
Depreciation	4,247	4,242
Taxes other than income taxes	907	892
Interest charges	2,853	3,289
Other income, net		(2)
Federal and state income taxes	1,907	2,216
Net income	$ 4,368	$ 5,510

The Company's share of the equity in earnings above was $1.0 million and $1.5 million for each of the three month periods ended March 31, 2002 and 2001, respectively, and is included in other income, net, on the Company's Consolidated Statement of Operations.

4. Accounting for the Effects of Price Deregulation

The consolidated balance sheet includes the amounts listed below for generation assets not subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."
(Millions of dollars)	March	December
	2002	2001

Property, plant, and equipment	$897.8	$893.6
Amounts under construction included above	54.4	50.3
Accumulated depreciation	(501.0)	(493.7)

5. Capitalization

In February 2002, the Company redeemed $2.1 million of 4.35 percent unsecured notes as per the original terms.

6. Related Party Transactions

Substantially all of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the three months ended March 31, 2002 and 2001 were $47.1 million and $48.8 million, respectively.

The Company purchases power, primarily to meet its retail load requirements as the default provider during the transition period for the deregulation plan approved in Ohio, from its unregulated generation company affiliate, Allegheny Energy Supply, in accordance with agreements approved by the FERC. The expense from these purchases is reflected in "Purchased energy and transmission" on the

Monongahela Power

and Subsidiaries

Consolidated Statement of Operations. Total power purchased by the Company from Allegheny Energy Supply amounted to $12.5 million and $1.0 million for the three months ended March 31, 2002 and 2001, respectively. If the Company purchases or generates more energy than is needed to serve its customers, the excess energy is sold to Allegheny Energy Supply and is reflected as operating revenues in "Wholesale and other, including affiliates" on the Consolidated Statement of Operations. For the three months ended March 31, 2002 and 2001, the Company sold excess energy to Allegheny Energy Supply of $11.9 million and $23.1 million, respectively.

The Company and its affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. As of March 31, 2002 and December 31, 2001, the Company had $96.4 million and $91.5 million invested in the money pool, respectively.

The Company joins with Allegheny Energy and its subsidiaries in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability. In the first quarter of 2002, the Company received tax allocation payments from Allegheny Energy of $18.6 million. In the first quarter of 2001, the Company paid tax allocations to Allegheny Energy of $1.0 million.

7. Business Segments

The Company's principal operating segments are regulated utility operations and unregulated generation operations. The regulated utility operations segment operates the West Virginia generation assets as well as the electric and natural gas transmission and distribution (T&D) systems in regulatory jurisdictions. Unregulated generation operations begin when customers are given the opportunity to choose an alternate energy supplier. Unregulated generation operations consists of costs and revenues associated with the Ohio and FERC jurisdictional generating assets deregulated effective January 1, 2001, under the Company's settlement agreement with the Ohio PUC. Effective June 1, 2001, the unregulated generation operations segment ceased to exist due to the transfer of the Company's Ohio jurisdictional generating assets to Allegheny Energy Supply.

Monongahela Power

and Subsidiaries

Business segment information is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.
(Thousands of dollars)	Three Months Ended March 31
	2002	2001
Operating revenues:
Regulated operations	$266,044	$297,946
Unregulated generation		14,558
Eliminations		(15,095)
Depreciation and amortization:
Regulated operations	18,657	19,132
Unregulated generation		1,406
Federal and state income taxes:
Regulated operations	10,918	18,717
Unregulated generation		489
Operating income:
Regulated operations	25,451	44,800
Unregulated generation		(2,942)
Eliminations		(302)
Interest charges, net:
Regulated operations	12,471	12,565
Unregulated generation		577
Consolidated net income:
Regulated operations	15,933	33,928
Unregulated generation		(3,537)
Eliminations		(302)
Capital expenditures:
Regulated operations	13,953	17,701
Unregulated generation		619
	March 31	December 31
	2002	2001
Identifiable assets:
Regulated operations	$2,026,825	$2,025,347

8. Other Income, Net

In February 2002, the Allegheny Energy companies completed the sale of 12,000 acres of land in the Canaan Valley of West Virginia to the U.S. Fish & Wildlife Service, which will use the land to expand the Canaan Valley National Wildlife Refuge. As a result, the Company recorded a gain of approximately $1.8 million, before tax ($1.5 million, after taxes) in other income, net on the consolidated statement of operations.

Monongahela Power

and Subsidiaries

9. Contingencies

Environmental Matters and Litigation

The Company is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require the Company to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

The Environmental Protection Agency's (EPA) nitrogen oxides (NOX) State Implementation Plan (SIP) call regulation has been under litigation and, on March 3, 2000, the United States Court of Appeals issued a decision that upheld the regulation. However, state and industry litigants filed an appeal of that decision in April 2000. On June 23, 2000, the Court denied the request for the appeal. Although the Court did issue an order to delay the compliance date from May 1, 2003, until May 31, 2004, both the Maryland and Pennsylvania state rules to implement the EPA NOX SIP call regulation still require compliance by May 1, 2003. West Virginia has issued a final rule that would require compliance by May 1, 2004. The EPA Section 126 petition regulation also requires the same level of NOX reductions as the EPA NOX SIP call regulation and was also under litigation in the United States Court of Appeals. A Court decision in May 2001 upheld the rule. In August 2001, the Court issued an order that suspended the Section 126 petition rule May 1, 2003, compliance date pending EPA review of the growth factors used to calculate the state NOX budgets. In January 2002, the EPA announced its intention to revise the Section 126 petition rule compliance date from May 1, 2003, to May 31, 2004. The Company's compliance with such stringent regulations will require the installation of post-combustion control technologies on most of its power stations. The Company's construction forecast includes the expenditure of $52.4 million of capital costs during the 2002 through 2003 period to comply with these regulations.

On August 2, 2000, the Company received a letter from the EPA requiring it to provide certain information on the following 10 electric generating stations: Albright, Armstrong, Fort Martin, Harrison, Hatfield's Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. Allegheny Energy Supply and the Company, either individually or together, now own these electric generating stations. The letter requested information under Section 114 of the federal Clean Air Act to determine compliance with the Act and state implementation plan requirements, including potential application of federal New Source Review (NSR). In general, these standards can require the installation of additional air pollution control equipment upon the major modification of an existing facility. The Company submitted these records in January 2001. The eventual outcome of the EPA investigation is unknown.

Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in many cases. The Company believes its generating facilities have been operating in accordance with the Clean Air Act and the rules implementing the Act. The experience of other utilities, however, suggests that, in recent years, the EPA may well have revised its interpretation of the rules regarding the determination of whether an action at a facility constitutes routine maintenance, which would not trigger the requirements of NSR, or a major modification of the facility, which would require compliance with NSR. If federal NSR were to be applied to these generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. In connection with the deregulation of generation, the Company has agreed to rate caps in each of its jurisdictions, and there are no provisions under those arrangements to increase rates to cover such expenditures.

Monongahela Power

and Subsidiaries

In December 2000, the EPA issued a decision to regulate coal- and oil-fired electric utility mercury emissions under Title III, Section 112 of the Clean Air Act Amendments of 1990 (CAAA). The EPA plans to issue a proposed regulation by December 2003 and a final regulation by December 2004. The timing and level of required mercury emission reductions are unknown at this time.

On March 4, 1994, The Potomac Edison Company (Potomac Edison), West Penn Power Company (West Penn), and the Company received notice that the EPA had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. However, the Company estimates that its share of the cleanup liability will not exceed $.6 million, which has been accrued as a liability at March 31, 2002.

Potomac Edison, West Penn, and the Company have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. The Company has accrued a reserve of $1.8 million as of March 31, 2002, related to the asbestos cases as the potential cost to settle the cases to avoid the anticipated cost of defense.

The Attorney General of the State of New York and the Attorney General of the State of Connecticut in their letters dated September 15, 1999, and November 3, 1999, respectively, notified the Company of their intent to commence civil actions against Allegheny Energy or certain of its subsidiaries alleging violations at the Fort Martin Power Station under the federal Clean Air Act, including the new source performance standards, which requires existing generating facilities that make major modifications to comply with the same emission standards applicable to new generating facilities. Other governmental authorities may commence similar actions in the future. Fort Martin is a station located in West Virginia and is now jointly owned by Allegheny Energy Supply and the Company. Both Attorney Generals stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York in his letter indicated that he may assert claims under the state common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of the Fort Martin Power Station. At this time, Allegheny Energy and its subsidiaries are not able to determine what effect, if any, these actions threatened by the Attorney Generals of New York and Connecticut may have on them.

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition

and Results of Operations

COMPARISON OF FIRST QUARTER ENDED MARCH 31, 2002

WITH FIRST QUARTER ENDED MARCH 31, 2001

The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in Monongahela Power Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read with the following Management's Discussion and Analysis information.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements within constitute forward-looking statements with respect to Monongahela Power Company and its subsidiaries (collectively, the Company). Such forward-looking statements include statements with respect to deregulated activities and movements towards competition in the states served by the Company, markets, products, services, prices, capacity purchase commitments, results of operations, capital expenditures, regulatory matters, liquidity and capital resources, the effect of litigation, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results of the Company will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results of the Company to differ materially include, among others, the following: general economic and business conditions, including the continuing effects caused by the September 11, 2001, terrorists' attacks; changes in industry capacity, development, and other activities by the Company's competitors; changes in the weather and other natural phenomena; changes in technology; changes in the price of purchased power and fuel for electric generation; changes in laws and regulations applicable to the Company, its markets, or its activities; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; the effect of accounting policies issued periodically by accounting standard-setting bodies; and changes in business strategy, operations, or development plans.

SIGNIFICANT EVENTS IN THE FIRST THREE MONTHS OF 2002

Regional Transmission Organization (RTO)

On April 1, 2002, the Company and its regulated affiliates - The Potomac Edison Company (Potomac Edison) and West Penn Company (West Penn) - collectively doing business as Allegheny Power, and the Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM), the electric grid operator for the mid-Atlantic region, announced that PJM's wholesale electricity market had begun operating in Allegheny Power's service territory. The collaboration between Allegheny Power and PJM, which is known as PJM West, brings Allegheny Power's transmission system under PJM's functional control. This creates an integrated energy market and congestion management system operating under a single governance structure in two separate control areas and across multiple North American Electric Reliability Councils. The larger energy market provides one market with a common transmission tariff, business practices, and market tools, thus eliminating seams issues between Allegheny Power and PJM.

Monongahela Power

and Subsidiaries

PJM West provides transmission service to all market participants in accordance with the requirements of the Federal Energy Regulatory Commission (FERC) Order 2000. Transmission ties between PJM and PJM West are dynamically scheduled to support the integrated energy market. The PJM West arrangement is open to accommodate additional energy delivery participants.

Union Contract Negotiations

On April 28, 2002, the negotiating teams for Allegheny Energy Service Corporation (AESC), an affiliate that employs all of the employees who work on behalf of the Company, and the Utility Workers Union of America (UWUA) System Local 102 reached a tentative agreement on a five-year contract. The ratification process is expected to take place by the end of the second quarter of 2002.

Accounting Standards

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the pooling-of-interests method and requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method of accounting. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of goodwill and other intangible assets. The application of SFAS No. 141 did not affect any of the Company's previously reported amounts for goodwill and other intangible assets.

SFAS No. 142 eliminated amortization of goodwill and other intangible assets with indefinite lives effective January 1, 2002. Goodwill and other intangible assets with indefinite lives will now be tested at least annually for impairment, with impairment losses recognized in operating income. Other intangible assets with finite lives will continue to be amortized over their useful lives and tested for impairment when events or circumstances warrant.

SFAS No. 142 transitional provisions require that the Company identify any transitional goodwill impairment by June 30, 2002 (step one of the impairment test), and that any impairment loss be measured as soon as possible thereafter, but no later than December 31, 2002 (step two of the impairment test). The Company will complete step one of the impairment test during the second quarter of 2002. Preliminary results for step one of the impairment test indicate that there may be impairment of goodwill related to the acquisition of Mountaineer Gas Company (Mountaineer Gas) in 2000 and West Virginia Power Company (West Virginia Power) in 1999. As of March 31, 2002, the recorded amounts of goodwill were $170.0 million related to Mountaineer Gas and $25.0 million related to West Virginia Power. SFAS No. 142 transitional provisions have been completed with respect to the Company's other intangible assets resulting in no impairments or changes to amortizable lives.

See Note 2 to the consolidated financial statements for additional information regarding SFAS No. 142.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard establishes one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and carries forward the general impairment provisions of

Monongahela Power

and Subsidiaries

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 does not have a material effect on the Company.

REVIEW OF OPERATIONS

Earnings Summary

Earnings for the first quarter of 2002 were $15.9 million compared to $30.1 million for the corresponding 2001 period. The decrease in earnings was primarily due to milder winter weather conditions than 2001.

Sales and Revenues

The major retail customer classes (residential, commercial, and industrial) include electric and natural gas revenues as shown below:
	Three Months Ended
	March 31
(Millions of dollars)	2002	2001
Retail revenues
Residential:
Electric	$ 64.6	$ 67.7
Natural gas	60.6	66.5
	125.2	134.2
Commercial:
Electric	35.4	35.7
Natural gas	27.7	35.5
	63.1	71.2
Industrial:
Electric	53.0	52.4
Natural gas	.1	2.6
	53.1	55.0
Total retail revenues	$241.4	$260.4

Percentage changes in electric revenues and kilowatt-hour (kWh) sales by major retail customer classes were as follows:
	Change from Comparable
	Period of the Prior Year
	Three Months Ended
	Revenues	kWh
Residential	(4.6%)	(4.3%)
Commercial	(.8%)	(1.1%)
Industrial	1.1%	(.6%)

Monongahela Power

and Subsidiaries

Percentage changes in natural gas revenues and one thousand cubic feet (Mcf) sales by major retail customer classes were as follows:
	Change from Comparable
	Period of the Prior Year
	Three Months Ended
	Revenues	Mcf
Residential	(8.9%)	(21.0%)
Commercial	(22.2%)	(31.0%)
Industrial	(96.2%)	(74.6%)

Residential revenues decreased by $9.0 million for the first quarter of 2002 primarily due to a decrease in customer usage due to milder weather conditions, partially offset by an increase in customers served.

Commercial revenues decreased by $8.1 million for the first quarter of 2002 primarily due to a decrease in customer usage due to milder weather conditions and movement of some natural gas customers to alternate suppliers and becoming transportation customers only. The decrease is partially offset by an increase in customers served.

Industrial revenues decreased by $1.9 million for the first quarter of 2002 primarily due to a decrease in sales to electrical and electronic and primary metal customers coupled with a decrease in customers served.

Wholesale and other revenues, including affiliates, were as follows:
	Three Months Ended
(Millions of dollars)	March 31
	2002	2001
Wholesale customers	$ 2.6	$ 3.8
Affiliated companies	14.2	25.8
Street lighting and other	5.2	4.0
Total wholesale and other revenues	$22.0	$33.6

Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under FERC regulation. Competition in the wholesale market for electricity was initiated by the national Energy Policy Act of 1992 which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. In addition, wholesale customers revenue includes natural gas sales by Mountaineer Gas and West Virginia Power. For the first quarter 2002, wholesale revenue decreased as a result of a decrease in wholesale electric and natural gas sales due to a decline in customer usage.

Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves, and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy, Inc. (Allegheny Energy) and Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). Revenues from affiliated companies decreased by $11.6 million in the first quarter of 2002 due to a decrease in excess generation sold to Allegheny Energy Supply. The Company has a dispatch arrangement with Allegheny Energy Supply.

Monongahela Power

and Subsidiaries

The increase in street lighting and other of $1.2 million in the first quarter of 2002 was due primarily to natural gas related transportation revenues as some natural gas commercial customers chose other suppliers for their natural gas requirements.

Transmission services and bulk power sales include transactions of transmission services, bulk power, and other energy services to power marketers and other utilities. Revenues from transmission services and bulk power for the first quarter 2002 declined by $.7 million due to a reduction in transmission and other energy services.

Operating Expenses

Fuel consumed for electric generation for the first quarter of 2002 decreased by $7.6 million primarily due to a 21 percent decrease in kWhs generated, partially offset by a 2 percent increase in average fuel prices. The decrease in kWhs generated is the result of the Company transferring its Ohio and FERC jurisdictional generation assets to Allegheny Energy Supply on June 1, 2001.

Purchased energy and transmission represents power purchases primarily from Allegheny Energy Supply and qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), and capacity charges paid to Allegheny Generating Company (AGC), an affiliate partially owned by the Company. Purchased energy and transmission increased by $13.8 million for the first quarter of 2002. The increase is attributable to an increase in power purchased from Allegheny Energy Supply coupled with a decrease in AGC capacity charges as a result of the transfer of the Company's Ohio and FERC jurisdictional generation assets on June 1, 2001.

For the first quarter of 2002, natural gas purchases decreased by $11.5 million due to a decrease in natural gas sales as a result of the milder weather conditions.

Other operation expenses decreased by $7.6 million in the first quarter of 2002 primarily due to changes in materials and supplies, contract work, and implementation costs incurred in 2001 that were associated with the acquisition of Mountaineer Gas.

Depreciation and amortization expense decreased for the first quarter 2002 by $1.9 million primarily due to the discontinuation of amortization of goodwill and a decrease in depreciation due to transfer of the Company's Ohio and FERC jurisdictional generation assets on June 1, 2001.

The decrease in federal and state income taxes of $8.3 million in the first quarter of 2002 was primarily due to a decrease in taxable income.

Other Income and Deductions

Other income, net increased by $1.2 million primarily due to the Canaan Valley land sale in the first quarter of 2002 as discussed in Note 8.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

The Company's discussion of Financial Condition, Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read with the following information.

Monongahela Power

and Subsidiaries

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest, the retirement of debt, and its construction program, the Company has used internally generated funds (net cash provided by operating activities less common dividends) and external financings, such as the sale of common and preferred stock, debt instruments, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capital structure objectives of the Company. The availability and cost of external financings depend upon the financial condition of the Company and market conditions.

The Company's ability to meet its payment obligations under its indebtedness and to fund capital expenditures will depend on its future operations. The Company's future performance is subject to regulatory, economic, financial, competitive, legislative, and other factors that are beyond its control, as discussed in "Factors That May Affect Future Results" on page 14. The Company's future performance could affect its ability to maintain its investment grade credit rating.

On April 16, 2002, Fitch, Inc. (Fitch) changed the rating of Allegheny Energy's senior unsecured debt to BBB+ from A- and the rating for commercial paper to F2 from F1. In addition, the rating on Potomac Edison's senior unsecured debt was changed to A from A+. The rating on West Penn's senior unsecured debt was changed to A from A+. The commercial paper ratings of both West Penn and Potomac Edison were affirmed at F1. Fitch's Rating Outlook is stable for Allegheny Energy, Potomac Edison, and West Penn. Fitch is currently reviewing the credit ratings of the Company.

On April 4, 2002, Standard & Poor's announced that it has equalized the corporate credit ratings of all rated Allegheny Energy companies at BBB+. This rating equalizes Allegheny Energy Supply, AGC, Potomac Edison, West Penn, and the Company. Standard & Poor's unsecured debt ratings for the companies are now as follows: Allegheny Energy, BBB; Allegheny Energy Supply, BBB+; AGC, BBB+; Monongahela Power, BBB; Potomac Edison, BBB; and West Penn, BBB+. Standard & Poor's outlooks for all companies are stable.

To enhance liquidity and meet short-term borrowing needs, the Company has access to lines of credit and an Allegheny Energy internal money pool. The Company is a participant, along with Allegheny Energy and various affiliates, in bank lines of credit totaling $400 million for general corporate purposes and as a backstop to their commercial paper programs. At March 31, 2002, the entire $400 million in bank lines of credit was supporting commercial paper of Allegheny Energy and thus unavailable to the Company. In addition to bank lines of credit, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that Allegheny Energy and its regulated subsidiaries have funds available. At March 31, 2002, the Company had $96.4 million invested in the money pool. The Company has SEC authorization for total short-term borrowings, from all sources, of $206 million.

Cash Flow

Cash flows from operations increased $19.5 million in the first quarter of 2002 due primarily to the Company receiving tax refunds of $18.6 million related to tax overpayments.

Monongahela Power

and Subsidiaries

Cash flows used in investing activities decreased $4.4 million in the first quarter of 2002 as a result of lower construction expenditures.

Cash flows used in financing activities increased $7.1 million in the first quarter of 2002 primarily due to the payment of dividends on common stock partially offset by a reduction in principal payments on long- and short-term debt.

Financing

In February 2002, the Company redeemed $2.1 million of 4.35 percent unsecured notes.

Short-term debt is used to meet temporary cash needs. The Company had no short-term borrowings at March 31, 2002 and had short-term borrowings of $14.4 million at December 31, 2001.

Impact of Change in Short-term Interest Rate

A one-percent change in the short-term borrowing interest rate would not have an impact as the Company had no short-term debt outstanding at March 31, 2002 nor is expected to incur substantial short-term debt for the remainder of the year.

SIGNIFICANT CONTINUING ISSUES

Electric Energy Competition

The electricity supply segment of the energy industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 led to market-based regulation of the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. The Company and its parent, Allegheny Energy, continue to be advocates of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations, and ensure a level playing field.

Activities at the Federal Level

On April 25, 2002, the United States Senate adopted legislation (S.517) that included electricity-restructuring provisions such as the significant revision of Public Utility Holding Company Act of 1935 (PUHCA) and merger and market power regulatory review. This legislation awaits conference action with the House of Representatives. During 2001, the primary House of Representatives committee of jurisdiction, Energy and Commerce, approved President Bush's national energy security proposal. The House of Representatives plans to join President Bush's proposal with S.517 in conference. Among the issues that must be resolved is the repeal of Section 210 (Mandatory Power Purchase Provisions) of PURPA. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power.

Monongahela Power

and Subsidiaries

The status of electric energy competition in states in which affiliates of the Company serve are as follows:

Maryland Activities

On July 1, 2000, the Maryland Public Service Commission (Maryland PSC) issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order:

- restricts sharing of employees between utilities and unregulated   affiliates;

- announces the Maryland PSC's intent to impose a royalty fee to compensate the   utility for the use by an affiliate of the utility's name and/or logo and for   other intangible or unquantified benefits; and

- requires asymmetric pricing for asset transfers between utilities and their   affiliates. Asymmetric pricing requires that transfers of assets from the   regulated utility to an affiliate be recorded at the greater of book cost or   market value, while transfers of assets from the affiliate to the regulated   utility be recorded at the lesser of book cost or market value.

Potomac Edison, along with substantially all of Maryland's natural gas and electric utilities, filed a Circuit Court petition for judicial review and a motion for a stay of the order. On April 25, 2001, the Circuit Court issued its decision affirming much of the Maryland PSC's order, but remanding portions of the order to the Maryland PSC, including the requirement for asymmetric pricing for asset transfers between utilities and their affiliates.

Potomac Edison and other Maryland natural gas and electric utilities have noted an appeal of the Circuit Court's decision to Maryland's Court of Special Appeals. The Court of Appeals, Maryland's highest court, assumed jurisdiction over the appeal. After the filing of briefs, the Court of Appeals heard oral arguments on January 8, 2002. On April 8, 2002, the Court of Appeals issued a decision reversing the Maryland PSC's order on procedural grounds. Also on April 8, 2002, the Maryland General Assembly passed a bill that, if signed by the Governor, would nullify the Court of Appeal's decision. The Governor has not yet taken action on the bill.

The Maryland PSC also has initiated a proceeding, Case No. 8868, to investigate certain affiliated activities of the Company and has also docketed similar proceedings for Maryland's other natural gas and electric companies. Case No. 8868 is pending before a Maryland PSC Hearing Examiner. Since Case No. 8868 arises out of Maryland PSC's code of conduct order referred to above, action in Case No. 8868 appears to have slowed pending resolution of the actions by the Court of Appeals and the General Assembly.

The Maryland PSC has initiated a proceeding, Case No. 8907, to investigate Potomac Edison's proposed revisions to its line extension charges and policies for non-residential customers. The Maryland PSC delegated the proceeding to the Hearing Examiner Division. The Hearing Examiner held a prehearing conference on January 10, 2002, and established a procedural schedule. The parties are entering into settlement discussions. On February 28, 2002, Potomac Edison filed a motion to dismiss the non-residential line extension revisions without prejudice, citing an inability to reach a settlement with the Maryland PSC's staff. On April 15, 2002, the Maryland PSC issued an Order affirming the Hearing Examiner's dismissal of the filing without prejudice.

Monongahela Power

and Subsidiaries

Environmental Issues

The Environmental Protection Agency's (EPA) nitrogen oxides (NOX) State Implementation Plan (SIP) call regulation has been under litigation and, on March 3, 2000, the United States Court of Appeals issued a decision that upheld the regulation. However, state and industry litigants filed an appeal of that decision in April 2000. On June 23, 2000, the Court denied the request for the appeal. Although the Court did issue an order to delay the compliance date from May 1, 2003, until May 31, 2004, both the Maryland and Pennsylvania state rules to implement the EPA NOX SIP call regulation still require compliance by May 1, 2003. West Virginia has issued a final rule that would require compliance by May 1, 2004. The EPA Section 126 petition regulation also requires the same level of NOX reductions as the EPA NOX SIP call regulation and was also under litigation in the United States Court of Appeals. A Court decision in May 2001 upheld the rule. In August 2001, the Court issued an order that suspended the Section 126 petition rule May 1, 2003, compliance date pending EPA review of the growth factors used to calculate the state NOX budgets. In January 2002, the EPA announced its intention to revise the Section 126 petition rule compliance date from May 1, 2003, to May 31, 2004. The Company's compliance with such stringent regulations will require the installation of post-combustion control technologies on most of its power stations. The Company's construction forecast includes the expenditure of $52.4 million of capital costs during the 2002 through 2003 period to comply with these regulations.

Other Litigation

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on their financial position. See Note 9 for additional information regarding environmental matters and litigation, including asbestos litigation.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks associated with commodity prices and interest rates. The commodity price risk exposure results from market fluctuations in the price and transportation costs of electricity and natural gas as discussed below. The interest rate risk exposure results from changes in interest rates related to variable- and fixed-rate debt. The Company is mandated by Allegheny Energy's Board of Directors to engage in a program that systematically identifies, measures, evaluates, and actively manages and reports on market-driven risks.

Allegheny Energy has a Corporate Energy Risk Policy adopted by Allegheny Energy's Board of Directors and monitored by a Risk Management Committee chaired by Allegheny Energy's Chief Executive Officer and composed of members of senior management. An independent risk management group within Allegheny Energy actively measures and monitors the risk exposures to ensure compliance with the policy and it is periodically reviewed.

As part of the Company's efforts to spur electric deregulation in West Virginia, the Company agreed to terminate its expanded net energy cost (fuel clause) effective July 1, 2000. However, the West Virginia deregulation process remains stalled. As a result, the Company is subject to capped rates from a revenue standpoint without the existence of a fuel clause to offset fluctuations in the market price of fuel. In order to manage the Company's financial exposure to

Monongahela Power

and Subsidiaries

these price fluctuations, the Company routinely enters into contracts, such as fuel and natural gas purchase commitments in order to reduce its risk exposure. To the extent that the Company purchases fuel and natural gas at significantly higher prices, the Company's results of operations could be adversely affected.

As a result of the Company's restructuring plan in Ohio, the Company unbundled its rates in Ohio to reflect three separate charges-a generation (or supply) charge, a Competitive Transition Charge (CTC), and transmission and distribution (T&D) charges. The generation rates applied to customers not choosing an alternate generation supplier are capped through a transition period that ends December 31, 2005.

Pursuant to agreements, Allegheny Energy Supply provides the Company with the amount of electricity needed for those Ohio customers not choosing an alternate generation supplier during the transition period. The original rate schedule for these agreements, effective through December 31, 2000, established fixed purchase prices corresponding to the capped generation rates charged to customers not electing an alternate generation supplier. Thus, the cost of purchased electricity was recovered through the capped generation rates charged to customers.

Under a revised rate schedule approved by the FERC effective January 1, 2001, a portion of the electricity purchased from Allegheny Energy Supply now has a market-based pricing component that could result in higher electricity prices when market prices exceed the fixed prices (corresponding to the capped generation rates). Purchased electricity prices would never be set below the established fixed prices. The amount of electricity purchased under this rate schedule that is subject to market prices escalates each year through 2005. To the extent that the Company purchases electricity from Allegheny Energy Supply at market prices that exceed the established fixed prices, the Company's results of operations could be adversely affected. For the first quarter of 2002, the Company incurred $.6 million of additional purchased electricity costs due to the market-based pricing component of the revised rate schedule. The Company incurred no such costs in the first quarter of 2001.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Part II - Other Information to Form 10-Q

for Quarter Ended March 31, 2002

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

1.  (a)    Date and kind of meeting:

           The annual meeting of shareholders was held at Fairmont,
           West Virginia, on April 15, 2002. No proxies were solicited.

    (b)    Election of Directors:

The holder of all 5,891,000 shares of common stock voted to elect the following Directors at the annual meeting to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

Paul M. Barbas                 Alan J. Noia
Richard J. Gagliardi           Jay S. Pifer
Thomas K. Henderson            Bruce E. Walenczyk
Michael P. Morrell

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit 12 Computation of ratio of earnings to fixed charges.

    (b)    No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 2002.

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

May 15, 2002