Form 10-Q
period 2002-06-30
MONONGAHELA POWER CO /OH/
filed 2002-08-14
CIK 67646

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

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

     At August 14, 2002, 5,891,000 shares of the Common Stock ($50 par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Form 10-Q for Quarter Ended June 30, 2002

Index

PART I - FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements
Consolidated Statement of Operations - Three and six months ended June 30, 2002 and 2001	3
Consolidated Statement of Cash Flows - Six months ended June 30, 2002 and 2001	4
Consolidated Balance Sheet - June 30, 2002 and December 31, 2001	5-6
Notes to Consolidated Financial Statements	7-15
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16-29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29-30
PART II- OTHER INFORMATION	31-32
Item 5. Other Information	31
Item 6. Exhibits and Reports on Form 8-K	31

3
MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Operations
(Thousands of dollars)

	Unaudited
	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001*	2002	2001*

Operating Revenues
Delivery and Services	$ 125,982	$ 114,808	$ 315,346	$ 303,615
Generation and Marketing	70,871	93,147	147,551	201,749
	196,853	207,955	462,897	505,364
Operating Expenses:
Operation:
Fuel consumed for electric generation	27,970	34,678	58,520	72,815
Purchased energy and transmission	41,799	25,262	84,556	54,189
Natural gas purchases	18,028	16,255	73,860	83,545
Deferred power costs, net	2,703		9,804
Other	61,475	57,914	117,796	121,788
Depreciation and amortization	18,676	20,483	37,333	41,021
Taxes other than income taxes	13,663	16,005	32,120	33,886
Federal and state income taxes (benefit)	(134)	8,132	10,784	27,338
Total Operating Expenses	184,180	178,729	424,773	434,582
Operating Income	12,673	29,226	38,124	70,782

Other Income and Deductions:
Allowance for other than borrowed funds
used during construction	205	126	360	241
Other income, net	1,340	2,381	4,138	3,941
Total Other Income and Deductions	1,545	2,507	4,498	4,182

Consolidated Income Before Interest
Charges and Cumulative Effect of
Accounting Change, Net	14,218	31,733	42,622	74,964

Interest Charges:
Interest on long-term debt and other interest	13,275	13,005	26,567	26,531
Allowance for borrowed funds used during
construction	(852)	(609)	(1,673)	(993)
Total Interest Charges	12,423	12,396	24,894	25,538

Consolidated Income Before Cumulative
Effect of Accounting Change, Net	1,795	19,337	17,728	49,426
Cumulative Effect of Accounting Change, Net			(115,437)
Consolidated Net Income (Loss)	$ 1,795	$ 19,337	$ (97,709)	$ 49,426

See accompanying notes to consolidated financial statements.

* Certain amounts have been reclassified for comparative purposes.

4
MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Thousands of dollars)
	Unaudited
	Six Months Ended
	June 30
	2002	2001*
Cash Flows From (Used In) Operations:
Consolidated net (loss) income	$(97,709)	$ 49,426
Cumulative effect of accounting change, net	115,437
Consolidated income before cumulative effect of accounting
change, net	17,728	49,426
Depreciation and amortization	37,333	41,021
Deferred investment credit and income taxes, net	(4,230)	(724)
Deferred power costs, net	9,804
Unconsolidated subsidiaries' dividends in excess of earnings	(516)	1,344
Allowance for other than borrowed funds used during construction	(360)	(241)
Changes in certain assets and liabilities:
Accounts receivable, net	16,752	22,007
Materials and supplies	7,046	(4,728)
Prepayments	10,383	17,345
Taxes receivable	2,927
Accounts payable	(3,366)	(3,331)
Accounts payable to affiliates, net	(12,743)	(16,184)
Taxes accrued	7,010	(9,050)
Interest accrued	(460)	399
Other, net	2,347	2,718
	89,655	100,002
Cash Flows Used In Investing:
Construction expenditures (less allowance for other
than borrowed funds used during construction):
Delivery and Services	(23,708)	(28,340)
Generation and Marketing	(15,832)	(18,427)
	(39,540)	(46,767)
Cash Flows From (Used In) Financing:
Repayment of long-term debt	(1,760)
Short-term debt, net	(14,350)	(37,015)
Notes receivable from affiliates	3,150	17,151
Dividends on capital stock:
Preferred stock	(2,517)	(2,517)
Common stock to parent	(16,968)	(28,454)
	(32,445)	(50,835)

Net Change In Cash And Temporary Cash Investments	17,670	2,400
Cash and temporary cash investments at January 1	4,439	3,658
Cash and temporary cash investments at June 30	$ 22,109	$ 6,058

Supplemental Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$23,964	$25,550
Income taxes		25,077

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

5
MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet
(Thousands of dollars)

	Unaudited
	June 30,	December 31,
ASSETS:	2002	2001*
Property, Plant, and Equipment:
Delivery and Services	$1,585,278	$1,570,665
Generation and Marketing	867,803	849,973
Construction work in progress	69,725	70,103
	2,522,806	2,490,741
Accumulated depreciation	(1,169,633)	(1,139,904)
	1,353,173	1,350,837
Investments and Other Assets:
Investment in Allegheny Generating Company	30,992	30,476
Excess of cost over net assets acquired (Goodwill)		195,033
Other	3,327	3,381
	34,319	228,890

Current Assets:
Cash and temporary cash investments	22,109	4,439
Accounts receivable:
Billed:
Customer	62,499	62,043
Other	3,281	3,549
Unbilled	36,969	53,759
Allowance for uncollectible accounts	(6,450)	(6,300)
Notes receivable due from affiliates	88,353	91,503
Materials and supplies - at average cost:
Operating and construction	16,624	18,322
Fuel, including stored natural gas	35,801	41,149
Prepaid taxes	15,135	23,856
Taxes receivable	10,807	13,734
Prepaid natural gas	7,719	9,381
Other, including current portion of regulatory assets	10,267	7,829
	303,114	323,264
Deferred Charges:
Regulatory assets	101,682	100,750
Unamortized loss on reacquired debt	11,884	12,442
Other	11,333	9,164
	124,899	122,356
Total Assets	$1,815,505	$2,025,347

See accompanying notes to consolidated financial statements.

* Certain amounts have been reclassified for comparative purposes.

6
MONONGAHELA POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Thousands of dollars)

	Unaudited
	June 30,	December 31,
CAPITALIZATION AND LIABILITIES:	2002	2001*
Capitalization:
Common stock	$ 294,550	$ 294,550
Other paid-in capital	101,145	100,242
Retained earnings	117,609	234,802
	513,304	629,594
Preferred stock	74,000	74,000
Long-term debt and QUIDS	765,292	784,261
	1,352,596	1,487,855
Current Liabilities:
Short-term debt		14,350
Long-term debt due within one year	47,448	30,408
Accounts payable	60,221	63,587
Accounts payable to affiliates, net	2,975	15,718
Taxes accrued:
Federal and state income	25,213	8,194
Other	29,076	39,085
Interest accrued	14,458	14,918
Deferred power costs	8,358	516
Other	10,695	8,310
	198,444	195,086

Deferred Credits and Other Liabilities:
Unamortized investment credit	7,960	9,034
Deferred income taxes	158,114	238,751
Obligations under capital lease	12,240	11,567
Deferred power costs	2,658
Regulatory liabilities	49,282	49,509
Notes payable to affiliates	15,753	15,812
Other	18,458	17,733
	264,465	342,406

Total Capitalization and Liabilities	$1,815,505	$2,025,347

See accompanying notes to consolidated financial statements.

* Certain amounts have been reclassified for comparative purposes.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2002

(Unaudited)

1. Basis of Interim Presentation

Monongahela Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy). The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read in conjunction with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 6 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2002, results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. Certain prior period amounts in these consolidated financial statements and notes have been reclassified for comparative purposes.

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

SFAS No. 142 eliminated amortization of goodwill and other intangible assets with indefinite lives effective January 1, 2002. Subsequent to the transitional provisions of SFAS No. 142 (see below), goodwill and other intangible assets with indefinite lives will be tested at least annually for impairment, with impairment losses recognized in operating income. Other intangible assets with finite lives will continue to be amortized over their useful lives and tested for impairment when events or circumstances warrant.

As applied to the Company, SFAS No. 142 transitional provisions required the Company to test goodwill for impairment as of January 1, 2002, and recognize any transitional goodwill impairment loss as the effect of a change in accounting principle in the first quarter of 2002 irrespective of when the loss was measured and recorded in the Company's books. During the second quarter of 2002, the Company completed its transitional goodwill impairment test, using a discounted cash flow methodology to determine the fair value of its reporting units, and recorded an impairment loss of $195.0 million ($115.4 million, net of income taxes), all of which relates to the Delivery and Services operating segment. In accordance with SFAS No. 142, this impairment loss has been be recognized in the first quarter of 2002 through restatement of first quarter 2002 financial information in this Form 10-Q and subsequent Form 10-Q filings; no amendment or re-filing of the Company's first quarter 2002 Form 10-Q is required.

Monongahela Power

and Subsidiaries

The transitional goodwill impairment loss consists of $170.0 million related to the Company's acquisition of Mountaineer Gas Company (Mountaineer Gas) in 2000 and $25.0 million related to the Company's acquisition of West Virginia Power Company (West Virginia Power) in 1999. The impairment amounts result from factors that are unique to these rate regulated entities and the ratemaking process, including the fact that none of the $195.0 million of goodwill was being recovered in rates or included in rate base.

SFAS No. 142 transitional provisions also have been completed with respect to the Company's other intangible assets resulting in no impairments or changes to amortizable lives.

The carrying amount of, and changes in, goodwill attributable to each reportable operating segment are as follows:
(Thousands of dollars)	December 31, 2001	Impairment	June 30, 2002

Delivery and Services	$195,033	$(195,033)	$ -
Generation and Marketing
Total	$195,033	$(195,033)	$ -

The Company has amortized contract-based other intangible assets (gas rights underlying land not owned or leased by the Company) included in Property, Plant, and Equipment with a gross carrying amount and accumulated amortization as follows: at June 30, 2002, $6.6 million and $3.4 million, respectively, and at December 31, 2001, $6.6 million and $3.2 million, respectively. Amortization expense is estimated to be $.3 million annually for 2002 through 2007.

If the provisions of SFAS No. 142 had been applied for the three and six months ended June 30, 2001, consolidated net income would have been as follows:
(Thousands of dollars)	Three months ended June 30, 2001	Six months ended June 30, 2001
Consolidated net income:
As reported	$19,337	$49,426
Add: Goodwill amortization, net of taxes	802	1,551
Adjusted consolidated net income	$20,139	$50,977

3. Derivative Instruments and Hedging Activities

During the three months ended June 30, 2002, the Company recorded a liability and an unrealized loss for derivative instruments of $.9 million in other current liabilities for three wholesale electricity contracts. These contracts previously qualified for the normal purchases and normal sales exception under SFAS No. 133. However, due to changes resulting from the April 2002 integration with the Pennsylvania - New Jersey - Maryland Interconnection, LLC (PJM) these contracts did not qualify for the normal purchases and normal sales exception from April 1, 2002 through June 30, 2002.

Monongahela Power

and Subsidiaries

4. Allegheny Generating Company (AGC)

The Company's interest in the common stock of AGC decreased to 22.97 percent from 27 percent effective June 1, 2001. The decrease resulted from a transfer of a portion of the Company's Ohio and Federal Energy Regulatory Commission (FERC) jurisdictional generating assets to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). Allegheny Energy Supply owns the remaining shares. The Company reports AGC in its financial statements using the equity method of accounting. AGC owns an undivided 40 percent interest, 960 megawatts (MW), in the 2,400-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60 percent owner, Virginia Electric and Power Company, a nonaffiliated utility.

AGC recovers from the Company and Allegheny Energy Supply all of its operation expense, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the FERC. AGC's rates are set by a formula filed with and previously accepted by the FERC. The only component that changes is the return on equity (ROE). Pursuant to a settlement agreement filed with the FERC on April 4, 1996, AGC's ROE was set at 11 percent for 1996 and will continue until the time any affected party seeks renegotiation of the ROE.

Following is a summary of statement of operations information for AGC:
	Three Months Ended		Six Months Ended
(Thousands of dollars)	June 30		June 30
	2002	2001	2002	2001
Electric operating revenues:	$16,445	$16,738	$32,019	$34,510

Operating expense	1,153	1,442	2,445	3,067
Depreciation	4,247	4,242	8,494	8,485
Taxes other than income taxes	906	866	1,813	1,757
Interest charges	2,897	3,177	5,750	6,466
Other income, net	(1)	(2)	(1)	(4)
Federal and state income taxes	2,369	2,340	4,276	4,556
Net income	$ 4,874	$ 4,673	$ 9,242	$10,183

The Company's share of the equity in earnings above was $1.1 and $1.2 million for the three month periods ended June 30, 2002 and 2001, respectively, and $2.1 million and $2.7 million for the six months ended June 30, 2002 and 2001, respectively, and is included in other income, net on the Company's Consolidated Statement of Operations.

Monongahela Power

and Subsidiaries

5. Accounting for the Effects of Price Deregulation

The consolidated balance sheet includes the amounts listed below for generation assets not subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."
	June 30,	December 31,
(Millions of dollars)	2002	2001

Property, plant, and equipment	$907.0	$893.6
Amounts under construction included above	48.8	50.3
Accumulated depreciation	(508.5)	(493.7)

6. Capitalization

In February 2002, the Company redeemed $2.1 million of 4.35 percent unsecured notes as per the original terms.

7. Related Party Transactions

Substantially all of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the three months ended June 30, 2002 and 2001 were $41.3 million and $43.9 million, respectively, and $88.4 million and $92.7 million for the six months ended June 30, 2002 and 2001, respectively.

The Company purchases power, primarily to meet its retail load requirements as the default provider during the transition period for the deregulation plan approved in Ohio, from its unregulated generation company affiliate, Allegheny Energy Supply, in accordance with agreements approved by the FERC. The expense from these purchases is reflected in "Purchased energy and transmission" on the Consolidated Statement of Operations. Total power purchased by the Company from Allegheny Energy Supply amounted to $4.8 million and $1.2 million for the three months ended June 30, 2002 and 2001, respectively, and $7.5 million and $2.2 million for the six months ended June 30, 2002 and 2001, respectively. If the Company purchases or generates more energy than is needed to serve its customers, the excess energy is sold to Allegheny Energy Supply and is reflected as operating revenues in "Wholesale and other, including affiliates" on the Consolidated Statement of Operations. For the three months ended June 30, 2002 and 2001, the Company sold excess energy to Allegheny Energy Supply of $6.1 million and $21.0 million, respectively. For the six months ended June 30, 2002 and 2001, the sale of excess energy amounted to $18.0 million and $44.1 million, respectively.

Monongahela Power

and Subsidiaries

The Ohio and FERC jurisdictional generation assets transferred to Allegheny Energy Supply on June 1, 2001, have been leased back by the Company. The lease was effective on June 1, 2001 for a term of one year and renews automatically. The Company and Allegheny Energy Supply have mutually agreed to continue the lease. For the three months ended June 30, 2002 and 2001, the rental expense from this arrangement totaled $9.9 million and $3.3 million, respectively. Total rental expense for the six months ended June 30, 2002 and 2001 was $19.7 million and $3.3 million, respectively. The rental expense for all periods is reported as "Purchased energy and transmission" on the Consolidated Statement of Operations.

The Company and its affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. As of June 30, 2002 and December 31, 2001, the Company had $88.4 million and $91.5 million invested in the money pool, respectively.

The Company joins with Allegheny Energy and its subsidiaries in filing a consolidated federal income tax return. The consolidated income tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays income tax in excess of its separate return income tax liability. In the first six months of 2002 and 2001, the Company paid income tax allocations to Allegheny Energy of $2.2 million and $19.4 million, respectively.

8. Business Segments

The Company manages and evaluates its operations in two business segments: 1) Delivery and Services and 2) Generation and Marketing. Prior to the second quarter of 2002, the Company reported a single segment for all of its regulated utility operations. Business segments have been changed to reflect current internal management reporting. Prior period segment information has been restated for comparability.

The Delivery and Services segment operates regulated electric and natural gas transmission and distributions systems.

The Generation and Marketing segment develops, owns, operates, and manages electric generating capacity.

The Company accounts for intersegment sales based on cost or regulatory commission approved tariffs or contracts.

Monongahela Power

and Subsidiaries

Business segment information is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.
	Three Months Ended		Six Months Ended
(Thousands of dollars)	June 30		June 30
	2002	2001	2002	2001
Operating Revenues:
Delivery and Services	$191,935	$188,942	$449,622	$ 464,367
Generation and Marketing	70,871	93,147	147,550	201,749
Eliminations	(65,953)	(74,134)	(134,275)	(160,752)
Total	$196,853	$207,955	$462,897	$ 505,364
Depreciation and Amortization:
Delivery and Services	$ 10,530	$ 11,098	$ 21,045	$ 22,211
Generation and Marketing	8,146	9,385	16,288	18,810
Total	$ 18,676	$ 20,483	$ 37,333	$ 41,021
Federal and State Income
Taxes (Benefits):
Delivery and Services	$ 5,786	$ 2,491	$ 15,533	$ 13,513
Generation and Marketing	(5,920)	5,641	(4,749)	13,825
Total	$ (134)	$ 8,132	$ 10,784	$ 27,338
Operating Income (Loss):
Delivery and Services	$ 15,122	$ 21,499	$ 35,299	$ 51,969
Generation and Marketing	(2,449)	7,727	2,825	18,813
Total	$ 12,673	$ 29,226	$ 38,124	$ 70,782
Interest Charges:
Delivery and Services	$ 8,238	$ 8,938	$ 16,510	$ 18,209
Generation and Marketing	4,185	3,458	8,384	7,329
Total	$ 12,423	$ 12,396	$ 24,894	$ 25,538
Consolidated Income (Loss)
Before Cumulative Effect of
Accounting Change:
Delivery and Services	7,547	13,618	21,131	34,852
Generation and Marketing	(5,752)	5,719	(3,403)	14,574
Total	$ 1,795	$ 19,337	$ 17,728	$ 49,426
Capital Expenditures:
Delivery and Services	15,155	14,407	24,068	28,581
Generation and Marketing	10,793	14,281	15,832	18,427
	June 30,	December 31,
	2002	2001
Identifiable Assets:
Delivery and Services	$1,040,955	$1,267,780
Generation and Marketing	518,040	529,316
Other	256,510	228,251
Total	$1,815,505	$2,025,347

Monongahela Power

and Subsidiaries

9. Other Income, Net

"Other income, net" on the Consolidated Statement of Operations represents nonoperating revenues and expenses, net of related income taxes. The following table summarizes the Company's other income, net for the three and six months ended June 30, 2002 and 2001:
	Three Months Ended		Six Months Ended
(Thousands of dollars)	June 30		June 30
	2002	2001	2002	2001

Equity in earnings of AGC	$1,120	$1,196	$2,123	$2,684
Gain on Canaan Valley land sale			1,518
Other	220	1,185	497	1,257

Total Other Income, Net	$1,340	$2,381	$4,138	$3,941

Other income includes the Company's portion of equity earnings in AGC, which is not subject to income taxes. See Note 4 to the consolidated financial statements for further details regarding the Company's investment in AGC.

In February 2002, the Allegheny Energy companies completed the sale of 12,000 acres of land in the Canaan Valley of West Virginia to the U.S. Fish and Wildlife Service, which will use the land to expand the Canaan Valley National Wildlife Refuge. As a result, the Company recorded a gain of approximately $1.8 million, before income taxes ($1.5 million, after income taxes) in other income, net on the Consolidated Statement of Operations.

10. Contingencies

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

Monongahela Power

and Subsidiaries

technologies on most of its power stations. The Company's construction forecast includes the expenditure of $52.4 million of capital costs during the 2002 through 2003 period to comply with these regulations.

On August 2, 2000, the Company received a letter from the EPA requiring it to provide certain information on the following ten electric generating stations: Albright, Armstrong, Fort Martin, Harrison, Hatfield's Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. Allegheny Energy Supply and the Company, either individually or together, now own these electric generating stations. The letter requested information under Section 114 of the federal Clean Air Act (Act) to determine compliance with the Act and state implementation plan requirements, including potential application of federal New Source Review (NSR). In June 2002, Allegheny Energy received a request from the EPA to provide additional information concerning three of its electric generating stations. The information will be provided to the EPA by the end of the fourth quarter of 2002. In general, these standards can require the installation of additional air pollution control equipment upon the major modification of an existing facility. The Company submitted these records in January 2001. The eventual outcome of the EPA investigation is unknown.

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

On March 4, 1994, The Potomac Edison Company (Potomac Edison), West Penn Power Company (West Penn), and the Company received notice that the EPA had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. However, the Company estimates that its share of the cleanup liability will not exceed $.6 million, which has been accrued as a liability at June 30, 2002.

Monongahela Power

and Subsidiaries

Potomac Edison, West Penn, and the Company have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. The Company has accrued a reserve of $1.5 million as of June 30, 2002, related to the asbestos cases as the potential cost to settle the cases to avoid the anticipated cost of defense. For the three and six months ended June 30, 2002, the Company received $.7 million of insurance recoveries (net of $.2 million of legal fees) related to these asbestos cases. For the three and six months ended June 30, 2001, the Company received $.01 million of insurance recoveries related to these asbestos cases.

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

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its results of operations, cash flows, or financial position.

11. Subsequent Event

In July 2002, Allegheny Energy announced plans to reduce its workforce of approximately 6,000 employees by approximately 10 percent. The workforce reductions will occur mostly this year through the combination of an early retirement option, normal attrition, and other selected staff reductions. At this time, the Company cannot estimate the cost of the workforce reduction since the results of the early retirement offer to employees is not known. The Company expects to record a charge in conjunction with the early retirement offer in the third quarter of 2002 based on the window for employees to accept the offer. The timing for recording charges for involuntary termination benefits related to selective staff reductions is being evaluated, including the potential impact of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which was issued in June 2002.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition

and Results of Operations

COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2002,

WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in Monongahela Power Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read in conjunction with the following Management's Discussion and Analysis information.

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

Factors that could cause actual results of the Company to differ materially include, among others, the following: general economic and business conditions; changes in industry capacity, development, and other activities by the Company's competitors; changes in the weather and other natural phenomena; changes in technology; changes in the price of purchased power and fuel for electric generation; changes in laws and regulations applicable to the Company, its markets, or its activities; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; the effect of accounting policies issued periodically by accounting standard-setting bodies; and changes in business strategy, operations, or development plans.

SIGNIFICANT EVENTS IN 2002

Allegheny Energy, Inc. (Allegheny Energy) Initiatives to Improve Financial Performance and Respond to Current Energy Marketplace

In July and August 2002, Allegheny Energy, the Company's parent, announced a series of initiatives to improve financial performance and respond to the challenges it faces in the current energy marketplace. The combination of the challenges to various electricity sales contracts and markets, the Enron bankruptcy, accounting scandals, energy trading improprieties, and other matters has significantly affected the merchant energy market. As a result, trading and origination opportunities have not occurred as Allegheny Energy expected and are not expected to occur in the near future. In addition, additional generating capacity resources, lower than expected demand, and a relatively weak economy have led to reduced wholesale energy prices in several markets in which Allegheny Energy owns, operates, or contractually controls generation capacity.

Monongahela Power

and Subsidiaries

Allegheny Energy's long-term strategy will be to focus on improving and maximizing the performance of its two business segments: Generation and Marketing, and Delivery and Services. In this context, Allegheny Energy completed a thorough re-examination of its businesses, operations, and strategic plans and has developed the following objectives:

- Allegheny Energy will focus on identifying ways to improve, grow, and   build on the earnings and cash flows from its core delivery and generation   businesses. Furthermore, Allegheny Energy's asset-backed strategy will   refocus on the regions in which it owns generating facilities and serves   customers such as the Mid-Atlantic and Midwest.

- Allegheny Energy will reduce its reliance on energy marketing and trading.   Allegheny Energy has modified its energy marketing and trading activities to   focus on reducing risk, optimizing its generating facilities, reducing the   effect and amount of mark-to-market earnings, and prudently managing and   protecting the value associated with the existing positions in Allegheny   Energy's energy marketing and trading portfolio.

- Allegheny Energy is pursuing ways to bolster its balance sheet, improve   its liquidity, and reduce capital and operations and maintenance expenses.

Allegheny Energy also is implementing an aggressive cost reduction program which includes:

- Reducing pre-tax operating expenses by $45 million for the remainder of   2002;

- Canceling 1,080 megawatts (MW) of generation planned for La Paz, Arizona,   and 88 MW of combustion turbine generation planned for St. Joseph,   Indiana, reducing capital expenditures by approximately $700 million over   the next several years; and

- Reducing Allegheny Energy's workforce of approximately 6,000 employees by   roughly 10 percent to reflect current market conditions. The workforce   reductions will occur mostly this year through the combination of an early   retirement option, normal attrition, and other selected staff reductions,   resulting in approximately $5 million, before income taxes, of expense   reductions this year and an ongoing annualized savings of $40 to $50   million, before income taxes.

Allegheny Energy has modified its energy marketing and trading and origination activities to focus on short-term trading, asset optimization, and hedging its generating capacity. These activities are more appropriately aligned with Allegheny Energy's existing portfolio of physical assets.

Monongahela Power

and Subsidiaries

At this time, the Company cannot estimate the cost of the workforce reduction since the results of the early retirement offer to employees are not known. The Company expects to record a charge for the early retirement offer in the third or fourth quarter of 2002. The timing for recording charges for involuntary termination benefits related to selective staff reductions is being evaluated, including the potential impact of Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which was issued in June 2002. See the discussion of "Accounting Standards" below for additional information concerning SFAS No. 146.

Regional Transmission Organization (RTO)

On April 1, 2002, the Company and its regulated affiliates - The Potomac Edison Company (Potomac Edison) and West Penn Company (West Penn) - collectively doing business as Allegheny Power, and the Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM), the electric grid operator for the mid-Atlantic region, announced that PJM's wholesale electricity market had begun operating in Allegheny Power's service territory. The collaboration between Allegheny Power and PJM, which is known as PJM West, brings Allegheny Power's transmission system under PJM's functional control. This creates an integrated energy market and congestion management system operating under a single governance structure in two separate control areas and across multiple North American Electric Reliability Councils. The larger energy market provides one market with a common transmission tariff, business practices, and market tools, thus eliminating interface issues between Allegheny Power and PJM.

PJM West provides transmission service to all market participants in accordance with the requirements of the Federal Energy Regulatory Commission (FERC) Order 2000. Transmission ties between PJM and PJM West are dynamically scheduled to support the integrated energy market.

Union Contract Negotiations

On April 28, 2002, the negotiating teams for Allegheny Energy Service Corporation (AESC), an affiliate that employs all of the employees who work on behalf of the Company, and the Utility Workers Union of America (UWUA) System Local 102 reached a tentative agreement on a five-year contract. On June 8, 2002, AESC and the UWUA System Local 102 announced that the union's 1,165 members had ratified the agreement.

Accounting Standards

On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the pooling-of-interests method and requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method of accounting. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of goodwill and other intangible assets. The application of SFAS No. 141 did not affect any of the Company's previously reported amounts for goodwill and other intangible assets.

Monongahela Power

and Subsidiaries

SFAS No. 142 eliminated amortization of goodwill and other intangible assets with indefinite lives effective January 1, 2002. Subsequent to the transitional provisions of SFAS No. 142 (see below), goodwill and other intangible assets with indefinite lives will be tested at least annually for impairment, with impairment losses recognized in operating income. Other intangible assets with finite lives will continue to be amortized over their useful lives and tested for impairment when events or circumstances warrant.

As applied to the Company, SFAS No. 142 transitional provisions required the Company to test goodwill for impairment as of January 1, 2002, and recognize any transitional goodwill impairment loss as the effect of a change in accounting principle in the first quarter of 2002 irrespective of when the loss was measured and recorded in the Company's books. During the second quarter of 2002, the Company completed its transitional goodwill impairment test, using a discounted cash flow methodology to determine the fair value of its reporting units, and recorded an impairment loss of $195.0 million ($115.4 million, net of income taxes), all of which relates to the Delivery and Services operating segment. In accordance with SFAS No. 142, this impairment loss has been recognized in the first quarter of 2002 through restatement of first quarter 2002 financial information in this Form 10-Q and subsequent Form 10-Q filings; no amendment or re-filing of the Company's first quarter 2002 Form 10-Q is required.

The transitional goodwill impairment loss consists of $170.0 million related to the Company's acquisition of Mountaineer Gas Company (Mountaineer Gas) in 2000 and $25.0 million related to the Company's acquisition of West Virginia Power Company (West Virginia Power) in 1999. The impairment amounts result from factors that are unique to these rate regulated entities and the ratemaking process, including the fact that none of the $195.0 million of goodwill was being recovered in rates or included in rate base.

SFAS No. 142 transitional provisions also have been completed with respect to the Company's other intangible assets resulting in no impairments or changes to amortizable lives.

See Note 2 to the consolidated financial statements for additional information regarding SFAS No. 142.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and carries forward the general impairment provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SFAS No. 144 did not have a material effect on the Company's results of operations, cash flows, or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13,

Monongahela Power

and Subsidiaries

"Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective over various dates beginning May 15, 2002. SFAS No. 145 is not expected to have a material effect on the Company's results of operations, cash flows, or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Costs associated with exit or disposal activities include termination benefits provided to employees that are involuntarily terminated, costs to terminate an operating lease or other contract, and incremental direct costs associated with, for example, facility closures and restructuring plans. The principal difference between this Statement and EITF Issue No. 94-3 involves the timing of recognition of a liability. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company is currently evaluating the effect of applying SFAS No. 146 on its results of operations and financial position. The Company has not determined whether it will adopt the Statement early or what effect, if any, SFAS No. 146 may have on the accounting for the 10 percent workforce reduction announced in July 2002.

REVIEW OF OPERATIONS

Earnings Summary

Consolidated income, before cumulative effect of an accounting change, for the three and six months ended June 30, 2002, were $1.8 million and $17.7 million, respectively, compared to $19.3 million and $49.4 million for the corresponding 2001 periods. The decrease in earnings was the result of a decrease in operating revenues coupled with an increase in purchased energy and transmission. The decrease in operating revenues is the result of decreases in energy sales to affiliates and natural gas sales. The increase in purchased energy and transmission is a result of the Company transferring its Ohio and FERC jurisdictional generation assets to Allegheny Energy Supply on June 1, 2001.

Monongahela Power

and Subsidiaries

Operating Revenues

Total operating revenues for the three and six months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended		Six Months Ended
(Millions of dollars)	June 30		June 30
	2002	2001	2002	2001

Operating revenues:
Delivery and Services:
Electric	$ 155.7	$ 151.1	$ 320.9	$ 317.2
Natural gas	36.3	37.9	128.7	147.2
Total Delivery and
Services revenues	192.0	189.0	449.6	464.4
Generation and Marketing	70.9	93.1	147.6	201.7
Eliminations	(66.0)	(74.1)	(134.3)	(160.7)
Total operating revenues	$ 196.9	$ 208.0	$ 462.9	$ 505.4

Delivery and Services electric revenues increased $4.6 million for the three months ended June 30, 2002 as a result of an increase in the average number of customers served and an increase in customer usage due to warmer weather conditions in the latter part of the quarter. Delivery and Services electric revenue increased $3.7 million for the six months ended June 30, 2002 as a result of an increase in the average number of customers served offset, in part, by a decrease in customer usage due to milder weather conditions.

Delivery and Services natural gas revenues decreased $1.6 million and $18.5 million for the three and six months ended June 30, 2002, respectively. The decreases are primarily the result of a decrease in customer usage due to milder weather conditions in the first quarter of 2002 and movement of some commercial natural gas customers to alternate suppliers and becoming transportation customers only. As a significant portion of the natural gas sold by the Company is ultimately used for space heating, both revenues and earnings are subject to seasonal fluctuations. The Purchased Gas Adjustment (PGA) mechanism continues to exist for West Virginia Power and came into effect for Mountaineer Gas following a three-year moratorium, which ended on October 31, 2001. Under the PGA mechanism, differences between revenues received for energy costs and actual energy costs are deferred until the next rate proceeding, when energy rates are adjusted to return or recover previous overrecoveries or underrecoveries, respectively.

Generation and Marketing represents energy and ancillary services sales to the Company's Delivery and Services segment and excess energy sales to Allegheny Energy Supply, the Company's unregulated generation affiliate. Generation and Marketing decreased $22.2 million and $54.1 million for the three and six months ended June 30, 2002, respectively, primarily due to the transfer of the Company's Ohio and FERC jurisdictional generation assets to Allegheny Energy Supply on June 1, 2001 and generation outages in the second quarter of 2002 limiting the Company's ability to generate and sell excess energy.

Monongahela Power

and Subsidiaries

OPERATING EXPENSES

Fuel consumed for electric generation for the three and six months ended June 30, 2002 and 2001 was as follows:

Fuel Consumed for Electric Generation
	Three Months Ended		Six Months Ended
(Millions of dollars)	June 30		June 30
	2002	2001	2002	2001

Generation and Marketing	$28.0	$34.7	$58.5	$72.8

Fuel consumed for electric generation for the three months ended June 30, 2002 decreased $6.7 million primarily due to a 25.4 percent decrease in kilowatt hours (kWhs) generated offset, in part, by a 5.5 percent increase in average fuel prices. For the six months ended June 30, 2002, fuel consumed for electric generation decreased $14.3 million primarily due to a 23.3 percent decrease in kWhs generated offset, in part, by a 3.8 percent increase related to average fuel prices. The decrease in kWhs generated is the result of the Company transferring its Ohio and FERC jurisdictional generation assets to Allegheny Energy Supply on June 1, 2001.

Purchased energy and transmission represents power purchases primarily from Allegheny Energy Supply and qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), and capacity charges paid to Allegheny Generating Company (AGC), an affiliate partially owned by the Company, and for the three and six months ended June 30, 2002 and 2001 were as follows:

Purchased Energy and Transmission
	Three Months Ended		Six Months Ended
(Millions of dollars)	June 30		June 30
	2002	2001	2002	2001

Delivery and Services	$96.1	$89.8	$199.3	$194.7
Generation and Marketing	11.7	9.6	19.6	20.2
Eliminations	(66.0)	(74.1)	(134.3)	(160.7)
Total purchased energy
and transmission	$41.8	$25.3	$ 84.6	$ 54.2

PURPA cost (cents per kWh)	5.7	5.1	5.4	5.4

Delivery and Services purchased energy and transmission consists of energy purchases from Allegheny Energy Supply, PURPA generators, and nonaffiliated energy providers and increased by $6.7 million and $4.6 million for the three and six months ended June 30, 2002, respectively. The increase for the three and six months ended June 30, 2002 was primarily due to the Company purchasing energy from Allegheny Energy Supply in order to meet its Ohio load requirements. Effective January 1, 2001, a portion of the electricity purchased by the Company from Allegheny Energy Supply is now subject to pricing at market-based rates. See "Item 3 - Quantitative and Qualitative Disclosures About Market Risk" for additional details.

Monongahela Power

and Subsidiaries

Generation and Marketing purchased energy and transmission consists of energy purchases from AGC and nonaffiliated energy providers. Generation and Marketing purchased energy and transmission increased by $1.7 million for the three months ended June 30, 2002, and remained relatively flat for the six months ended June 30, 2002. The increase for the three months ended June 30, 2002 is primarily due to an increase in energy purchases from nonaffiliated providers offset, in part, by a decrease in AGC capacity charges.

The elimination between Delivery and Services and Generation and Marketing purchased energy and transmission is necessary to remove the effect of affiliated purchased energy and transmission expenses.

Natural gas purchases and production expenses for the three and six months ended June 30, 2002 and 2001 were as follows:

Natural Gas Purchases
	Three Months Ended		Six Months Ended
(Millions of dollars)	June 30		June 30
	2002	2001	2002	2001

Delivery and Services	$18.0	$16.3	$73.9	$83.5

Natural gas purchases for the three months ended June 30, 2002 increased $1.7 million primarily due a benefit received in accounting for unaccounted natural gas for the three months ended June 30, 2001. Natural gas purchases for the six months ended June 30, 2002 decreased $9.6 million due primarily to a decrease in gas sales due to weather conditions coupled with lower average natural gas costs.

Other operation expenses for the three and six months ended June 30, 2002 and 2001 were as follows:

Other Operation Expenses
	Three Months Ended		Six Months Ended
(Millions of dollars)	June 30		June 30
	2002	2001	2002	2001

Delivery and Services	$36.2	$38.6	$ 75.0	$ 77.9
Generation and Marketing	25.3	19.3	42.8	43.9
Total other operation
expenses	$61.5	$57.9	$117.8	$121.8

Total other operation expenses increased $3.6 million and decreased $4.0 million for the three and six months ended June 30, 2002, respectively. The changes in total other operating expenses for the second quarter of 2002 are primarily due to increased maintenance costs and materials and supplies. The decrease for the six months ended June 30, 2002 were primarily the result of changes in materials and supplies, contract work, and uncollectible expense.

Monongahela Power

and Subsidiaries

Depreciation and amortization for the three and six months ended June 30, 2002 and 2001 were as follows:

Depreciation and Amortization
	Three Months Ended		Six Months Ended
(Millions of dollars)	June 30		June 30
	2002	2001	2002	2001

Delivery and Services	$10.6	$11.1	$21.0	$22.2
Generation and Marketing	8.1	9.4	16.3	18.8
Total depreciation and
amortization	$18.7	$20.5	$37.3	$41.0

Total depreciation and amortization for the three and six months ended June 30, 2002, decreased $1.8 million and $3.7 million, respectively, due primarily to the discontinuation of amortization of goodwill effective January 1, 2002, and a decrease in depreciation due to the transfer of the Company's Ohio and FERC jurisdictional generation assets on June 1, 2001. See Note 2 to the Consolidated Financial Statements for details regarding goodwill.

Taxes other than income taxes for the three and six months ended June 30, 2002 and 2001 were as follows:

Taxes Other than Income Taxes
	Three Months Ended		Six Months Ended
(Millions of dollars)	June 30		June 30
	2002	2001	2002	2001

Delivery and Services	$ 7.5	$ 9.2	$19.8	$20.5
Generation and Marketing	6.2	6.8	12.3	13.4
Total taxes other than
income taxes	$13.7	$16.0	$32.1	$33.9

Total taxes other than income taxes primarily include gross receipts taxes, payroll taxes, property taxes, and capital stock/franchise taxes. Taxes other than income taxes decreased $2.3 million and $1.8 million in the three and six months ended June 30, 2002, respectively, as a result of a decrease in the West Virginia Gross Receipts Tax due to a decline in taxable revenues. The decrease was offset, in part, by an increase in property taxes as a result of increased assessments.

Federal and state income taxes for the three and six months ended June 30, 2002 and 2001 were as follows:

Federal and State Income Taxes
	Three Months Ended		Six Months Ended
(Millions of dollars)	June 30		June 30
	2002	2001	2002	2001

Delivery and Services	$5.8	$2.5	$15.5	$13.5
Generation and Marketing	(5.9)	5.6	(4.7)	13.8
Total federal and state
income taxes	$(.1)	$8.1	$10.8	$27.3

Monongahela Power

and Subsidiaries

Total federal and state income taxes decreased $8.2 million and $16.5 million for the three and six months ended June 30, 2002 and is primarily the result of a decrease in taxable income.

Other Income and Deductions

Other income, net represents nonoperating revenues and expenses, net of related income taxes. Total other income, net decreased $1.0 million for the three months ended June 30, 2002 due to an decrease in other non-operating income. Total other income, net for the six months ended remained relatively flat. See Note 9 to the consolidated financial statements for additional details.

Cumulative Effect of Accounting Change, Net

The cumulative effect of an accounting change, net reflects a charge of $115.4 million for the impairment of goodwill in accordance with SFAS 142. See Note 2 to the Consolidated Financial Statements for further details regarding goodwill impairment.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

The Company's discussion of Financial Condition, Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read in conjunction with the following information.

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

The Company's ability to meet its payment obligations under its indebtedness and to fund capital expenditures will depend on its future operations. The Company's future performance is subject to regulatory, economic, financial, competitive, legislative, and other factors that are beyond its control, as discussed in "Factors That May Affect Future Results" on page 15. The Company's future performance could affect its ability to maintain its investment grade credit rating.

To enhance liquidity and meet short-term borrowing needs, the Company issues commercial paper and has access to lines of credit and an Allegheny Energy internal money pool. The Company is a participant, along with Allegheny Energy and various affiliates, in bank lines of credit totaling $380 million at June 30, 2002 for general corporate purposes and as a backstop to their commercial paper programs. At June 30, 2002, the entire $380 million in bank lines of credit was supporting commercial paper and thus unavailable to the Company.

Monongahela Power

and Subsidiaries

Effective July 1, 2002, the lines of credit declined to $360 million. In addition, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that Allegheny Energy and its regulated subsidiaries have funds available. The Company has SEC authorization for total short-term borrowings, from all sources, of $206 million. See "Financings" below for additional information on short-term debt outstanding at June 30, 2002, and December 31, 2001.

At June 30, 2002, due to the loss created by the adoption of SFAS No. 142 recorded by a subsidiary of the Company, certain restrictions related to the subsidiary issuing or guaranteeing additional long-term indebtedness and making Restricted Payments, as defined in the agreements related to certain outstanding debt obligations of the subsidiary, exist. Management does not believe that these restrictions will have an adverse effect on the Company's results of operations or financial position.

On August 8, 2002, Moody's Investors Service (Moody's) announced that it has placed its ratings of Allegheny Energy and all of its subsidiaries on review. Allegheny Energy continues to work with Moody's to ensure that it understands the Allegheny Energy's business and strategy and to provide it with all the information needed for its review. Moody's will determine whether to change Allegheny Energy's credit ratings following completion of its review. Moody's also indicated in its press release its review will focus on a number of factors, including Allegheny Energy's weaker-than-expected operating cash flows and earnings, currently unfavorable power purchase and hedging arrangements, challenges to a key power sales agreement, and a deteriorating outlook for wholesale power markets, as well as Allegheny Energy's management's plans for mitigating actions.

On April 16, 2002, Fitch, Inc. (Fitch) changed the rating of Allegheny Energy's senior unsecured debt to BBB+ from A- and the rating for commercial paper to F2 from F1. In addition, the ratings on West Penn's and Potomac Edison's senior unsecured debt were changed to A from A+. The commercial paper ratings of both West Penn and Potomac Edison were affirmed at F1. Fitch's Rating Outlook is stable for Allegheny Energy, Potomac Edison, and West Penn. On May 31, 2002, Fitch lowered the debt and preferred stock ratings of the Company. The Company's senior unsecured debt rating was changed to A- from A, the preferred stock rating was changed to BBB+ from A-, and their commercial paper rating was affirmed at F1. The Company's Rating Outlook was changed to negative from stable.

On August 12, 2002, Fitch placed the ratings of Allegheny Energy, Allegheny Energy Supply, Potomac Edison, West Penn, and AGC, Allegheny Energy Supply's special purpose entity Allegheny Energy Supply Statutory Trust 2001 (Allegheny Energy Supply Statutory Trust), and the Company on "Rating Watch Negative." Fitch indicated that the "Rating Watch Negative" affecting Allegheny Energy and Allegheny Energy Supply reflects its concern over the tight liquidity position of both companies in 2002 and weakening credit protection measures resulting from unfavorable developments in the power markets. Ratings for Potomac Edison, West Penn, AGC, Allegheny Energy Supply Statutory Trust, and the Company were placed on "Rating Watch Negative" due to Fitch's policy regarding the notching of subsidiaries within a holding company group.

Monongahela Power

and Subsidiaries

On April 4, 2002, Standard & Poor's announced that it has equalized the corporate credit ratings of all rated Allegheny Energy companies at BBB+. This rating equalizes Allegheny Energy Supply, AGC, Potomac Edison, West Penn, and the Company. Standard & Poor's unsecured debt ratings for the companies are now as follows: Allegheny Energy, BBB; Allegheny Energy Supply, BBB+; AGC, BBB+; West Penn, BBB+; Potomac Edison, BBB; and the Company, BBB. Standard & Poor's outlooks for all companies are stable.

Cash Flow

Cash flows from operations decreased $10.3 million for the six months ended June 30, 2002, as compared to the same period in 2001 primarily due a decrease in operating income.

Cash flows used in investing activities decreased $7.2 million for the six months ended June 30, 2002, as compared to the same period in 2001 due to lower construction expenditures.

Cash flows used in financing activities decreased $18.4 million for the six months ended June 30, 2002, as compared to the same period in 2001 primarily due to decreased payment of dividends on common stock, decreased repayments of short-term debt, and partially offset by a reduction in repayments of notes receivable from affiliates.

Financing

In February 2002, the Company redeemed $2.1 million of 4.35 percent unsecured notes. Short-term debt is used to meet temporary cash needs. The Company had no short-term borrowings at June 30, 2002 and had short-term borrowings of $14.4 million at December 31, 2001 from bank lines of credit.

Impact of Change in Short-term Interest Rate

A one-percent change in the short-term borrowing interest rate would not have an impact as the Company had no short-term debt outstanding at June 30, 2002 nor is expected to incur substantial short-term debt for the remainder of the year.

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

Monongahela Power

and Subsidiaries

Activities at the Federal Level

The U.S. House and Senate each have passed energy bills and a conference representing the two chambers is in the initial stages of reconciling the two pieces of legislation. A final conference report is expected to be one of the last matters to be dealt with by this Congress prior to adjournment, probably in September or October of 2002. Included in energy legislation passed by the Senate and favorably considered by the House are restructuring provisions including the repeal or significant revision of the Public Utility Holding Company Act of 1935 (PUHCA), which is an issue of primary importance to the Company. Among other issues that will be considered by the conference are revisions of Section 210 (Mandatory Purchase Provisions) of the PURPA and the possibility of a renewable portfolio standard mandate, resolution of transmission issues and possibly RTOs.

Congressional interest has increased concerning the replacement of the piecemeal federal approach to improving air quality with a more comprehensive strategy to regulate Clean Air Act pollutants - sulfur dioxide (SO2), nitrogen oxides (NOX), and mercury. The current Administration has drafted and sent to Congress the Clear Skies legislation, which is its attempt at accomplishing this strategy. While its introduction so late in the session in all likelihood prevents meaningful action in this Congress, it is drawing serious debate and is expected to be reintroduced in 2003. Another pending proposal in the current Congress would require carbon dioxide (CO2) emission reductions. Legislation to regulate SO2, NOX, mercury, and CO2 was approved by the Senate Environment and Public Works Committee. However, a number of both political and technical impediments will likely prevent any further action before Congress adjourns this year.

West Virginia Activities

On March 11, 2000, the West Virginia Legislature approved an electric restructuring plan that would open the State to full retail competition, but assigned tax issues surrounding the plan to a legislative subcommittee for further study. The start date of competition was made contingent upon the necessary tax changes being made and implementation being approved by the Legislature. The Company worked with the West Virginia Public Utility Commission (West Virginia PSC) to transfer its generating assets to Allegheny Energy Supply pending implementation of the restructuring plan. No final legislative action was taken in 2001 or during this year's legislative session, and the current climate regarding restructuring makes it unlikely that the existing plan will be advanced. Accordingly, Allegheny Energy Supply no longer anticipates receiving the Company's jurisdictional generating assets pursuant to the previously approved restructuring plan. On June 28, 2002, the West Virginia PSC dismissed its electric restructuring case from its docket, and the Company cannot predict when the State may revisit electric deregulation. The Company is, however, currently negotiating, among other things, to transfer certain generating capacity to Allegheny Energy Supply.

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

Other Litigation

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its results of operations, cash flows, or financial position. See Note 10 to the Consolidated Financial Statements for additional information regarding environmental matters and litigation, including asbestos litigation.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks associated with commodity prices and interest rates. The commodity price risk exposure results from market fluctuations in the price and transportation costs of electricity and natural gas as discussed below. The interest rate risk exposure results from changes in interest rates related to commercial paper and fixed-rate debt. The Company is mandated by Allegheny Energy's Board of Directors to engage in a program that systematically identifies, measures, evaluates, and actively manages and reports on market-driven risks. Allegheny Energy has a Corporate Energy Risk Policy adopted by Allegheny Energy's Board of Directors and monitored by a Risk Management Committee chaired by Allegheny Energy's Chief Executive Officer and composed of members of senior management. An independent risk management group within Allegheny Energy actively measures and monitors the risk exposures to ensure compliance with the policy and it is periodically reviewed.

As part of the Company's efforts to spur electric deregulation in West Virginia, the Company agreed to terminate its expanded net energy cost (fuel clause) effective July 1, 2000. However, the West Virginia deregulation process has stalled with advancement of the current plan unlikely. As a

Monongahela Power

and Subsidiaries

result, the Company is subject to capped rates from a revenue standpoint without the existence of a fuel clause to offset fluctuations in the market price of fuel. In order to manage the Company's financial exposure to these price fluctuations, the Company routinely enters into contracts, such as fuel and natural gas purchase commitments in order to reduce its risk exposure. To the extent that the Company purchases fuel and natural gas at significantly higher prices, the Company's results of operations could be adversely affected.

As a result of the Company's restructuring plan in Ohio, the Company unbundled its rates in Ohio to reflect three separate charges-a generation (or supply) charge, a Restructuring Transition Charge, and transmission and distribution (T&D) charges. The generation rates applied to customers not choosing an alternate generation supplier are capped through a transition period that ends December 31, 2005.

Pursuant to agreements, Allegheny Energy Supply provides the Company with the amount of electricity needed for those Ohio customers not choosing an alternate generation supplier during the transition period. Under the rate schedule approved by the FERC effective January 1, 2001, a portion of the electricity purchased from Allegheny Energy Supply has a market-based pricing component that could result in higher electricity prices when market prices exceed the fixed prices (corresponding to the capped generation rates). Purchased electricity prices would never be set below the established fixed prices. The amount of electricity purchased under this rate schedule that is subject to market prices escalates each year through 2005. To the extent that the Company purchases electricity from Allegheny Energy Supply at market prices that exceed the established fixed prices, the Company's results of operations could be adversely affected. For the three and six months ended June 30, 2002, the Company incurred $.5 million and $1.1 million, respectively, of additional purchased electricity costs due to the market-based pricing component of the revised rate schedule. The Company incurred no such costs in the three and six months ended June 30, 2001.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Part II - Other Information to Form 10-Q

for Quarter Ended June 30, 2002

ITEM 5.    OTHER INFORMATION

           Exhibit 99.1 - Sarbanes-Oxley Act CEO/CFO Certification

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit 12 Computation of ratio of earnings to fixed charges.

(b)    No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MONONGAHELA POWER COMPANY

                                      /s/         R. K. Clark         .
                                         R. K. Clark, Controller
                                        (Chief Accounting Officer)

August 14, 2002