Form 10-Q
period 2005-06-30
MONONGAHELA POWER CO /OH/
filed 2005-08-05
CIK 67646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Commission File Number	Name of Registrant State of Incorporation Address of Principal Executive Offices and Telephone Number	IRS Employer Identification Number
1-267	ALLEGHENY ENERGY, INC. (A Maryland Corporation) 800 Cabin Hill Drive Greensburg, Pennsylvania 15601 Telephone (724) 837-3000	13-5531602

1-5164	MONONGAHELA POWER COMPANY (An Ohio Corporation) 1310 Fairmont Avenue Fairmont, West Virginia 26554 Telephone (304) 366-3000	13-5229392

1-3376-2	THE POTOMAC EDISON COMPANY (A Maryland and Virginia Corporation) 800 Cabin Hill Drive Greensburg, Pennsylvania 15601 Telephone (724) 837-3000	13-5323955

0-14688	ALLEGHENY GENERATING COMPANY (A Virginia Corporation) 800 Cabin Hill Drive Greensburg, Pennsylvania 15601 Telephone (724) 837-3000	13-3079675

This combined Form 10-Q is separately filed by Allegheny Energy, Inc., Monongahela Power Company, The Potomac Edison Company and Allegheny Generating Company. Information contained in the Form 10-Q relating to Monongahela Power Company, The Potomac Edison Company and Allegheny Generating Company is filed by each such registrant on its own behalf. Each of Monongahela Power Company, The Potomac Edison Company and Allegheny Generating Company makes no representation as to information relating to registrants other than itself.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Allegheny Energy, Inc.	Yes ☒	No ☐
Monongahela Power Company	Yes ☐	No ☒
The Potomac Edison Company	Yes ☐	No ☒
Allegheny Generating Company	Yes ☐	No ☒

Number of shares outstanding of each class of common stock as of July 29, 2005:

Allegheny Energy, Inc.	162,740,308	($1.25 par value)
Monongahela Power Company	5,891,000	($50.00 par value)
The Potomac Edison Company	22,385,000	($0.01 par value)
Allegheny Generating Company	1,000	($1.00 par value)

GLOSSARY

I. The following abbreviations and terms are used in this report to identify Allegheny Energy, Inc. and its subsidiaries:

AE	Allegheny Energy, Inc., a diversified utility holding company.

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of AE.

AGC	Allegheny Generating Company, an unregulated generation subsidiary of AE Supply.

Allegheny	AE together with its consolidated subsidiaries.

Allegheny Ventures	Allegheny Ventures, Inc., an unregulated subsidiary of AE.

Distribution Companies	Collectively, Monongahela, Potomac Edison and West Penn. The Distribution Companies do business as “Allegheny Power.”

Monongahela	Monongahela Power Company, a regulated subsidiary of AE.

Mountaineer	Mountaineer Gas Company, a subsidiary of Monongahela.

Potomac Edison	The Potomac Edison Company, a regulated subsidiary of AE.

West Penn	West Penn Power Company, a regulated subsidiary of AE.

WVP	West Virginia Power, a division of Monongahela.

II. The following abbreviations and acronyms are used in this report to identify entities and terms relevant to Allegheny’s business and operations:

2004 Annual Report on Form 10-K	Combined Annual Report on Form 10-K of AE, Monongahela, Potomac Edison and AGC for the year ended December 31, 2004.

CDWR	California Department of Water Resources.

Clean Air Act	Clean Air Act of 1970.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

FERC	Federal Energy Regulatory Commission, an independent commission within the U.S. Department of Energy.

GAAP	Generally accepted accounting principles in the United States of America.

KWh	Kilowatt-hour, which is a unit of electric energy equivalent to one kilowatt operating for one hour.

Maryland PSC	Maryland Public Service Commission.

MW	Megawatt.

MWh	Megawatt-hour, which is a unit of electric energy equivalent to one megawatt operating for one hour.

OVEC	Ohio Valley Electric Corporation.

Pennsylvania PUC	Pennsylvania Public Utility Commission.

PJM	PJM Interconnection, LLC, a regional transmission organization.

PLR	Provider-of-last-resort.

PUCO	Public Utilities Commission of Ohio.

PUHCA	Public Utility Holding Company Act of 1935, as amended.

PURPA	Public Utility Regulatory Policies Act of 1978.

SEC	United States Securities and Exchange Commission.

SFAS No. 133	FASB’s Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133 – an amendment of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

SFAS No. 144	FASB’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”

Virginia SCC	Virginia State Corporate Commission.

West Virginia PSC	Public Service Commission of West Virginia.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Operating revenues	$714,650	$608,995	$1,468,680	$1,344,345

Operating expenses:
Fuel consumed in electric generation	166,139	141,092	340,026	302,804
Purchased power and transmission	108,243	79,877	213,065	160,890
Deferred energy costs, net	(1,805)	1,209	(619)	2,123
Operations and maintenance	200,906	232,852	363,583	433,642
Depreciation and amortization	77,358	74,850	153,769	147,837
Taxes other than income taxes	51,738	48,928	106,796	98,113

Total operating expenses	602,579	578,808	1,176,620	1,145,409

Operating income	112,071	30,187	292,060	198,936

Other income and expenses, net (Note 13)	21,234	4,629	26,487	12,483

Interest expense and preferred dividends:
Interest expense	128,277	91,036	254,071	210,866
Preferred dividends of subsidiary	1,260	1,260	2,519	2,519

Total interest expense and preferred dividends	129,537	92,296	256,590	213,385

Income (loss) from continuing operations before income taxes and minority interest	3,768	(57,480)	61,957	(1,966)

Income tax expense (benefit) from continuing operations	9,815	(23,948)	33,191	(930)

Minority interest in net income (loss) of subsidiaries	52	(720)	467	1,139

(Loss) income from continuing operations	(6,099)	(32,812)	28,299	(2,175)

Loss from discontinued operations, net of tax (Note 3)	(12,308)	(6,644)	(4,064)	(4,003)

Net (loss) income	$(18,407)	$(39,456)	$24,235	$(6,178)

Common Shares Data:
Weighted average common shares outstanding
Basic	156,731	126,971	147,128	126,970
Diluted	156,731	126,971	150,276	126,970
Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.04)	$(0.26)	$0.19	$(0.02)
Loss from discontinued operations, net	(0.08)	(0.05)	(0.03)	(0.03)

Net (loss) income per common share	$(0.12)	$(0.31)	$0.16	$(0.05)

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.04)	$(0.26)	$0.19	$(0.02)
Loss from discontinued operations, net	(0.08)	(0.05)	(0.03)	(0.03)

Net (loss) income per common share	$(0.12)	$(0.31)	$0.16	$(0.05)

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(In thousands)	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$24,235	$(6,178)

Adjustments for discontinued operations and non-cash charges and (credits):
Loss from discontinued operations, net	4,064	—
Depreciation and amortization	153,769	168,482
Amortization of debt issuance costs	10,632	26,279
Gain on asset sales and disposals	(1,614)	(12,074)
Minority interest in net income of subsidiaries	467	1,139
Deferred investment credit and income taxes, net	27,650	(1,875)
Stock-based compensation expense	6,390	14,557
Unrealized (gains) losses on commodity contracts, net	(13,278)	8,350
Other, net	(4,687)	40,192

Changes in certain assets and liabilities:
Accounts receivable, net	(30,382)	46,524
Materials, supplies and fuel	(22,701)	8,468
Prepaid taxes	(4,029)	(5,803)
Collateral deposits	(17,111)	(66,370)
Accounts payable	(21,769)	15,148
Accrued taxes	(21,171)	(38,957)
Accrued interest	41,082	8,482
Assets and liabilities held for sale	58,077	—
Other, net	(3,922)	(31,256)

Net cash provided by operating activities	185,702	175,108

Cash Flows From Investing Activities:
Capital expenditures	(126,641)	(118,514)
Proceeds from sale of businesses and assets	13,361	13,680
Decrease in restricted funds	206,562	26,840
Other investments	(767)	(1,653)

Net cash provided by (used in) investing activities	92,515	(79,647)

Cash Flows From Financing Activities:
Net repayments of short-term debt	—	(53,610)
Issuance of long-term debt	160,040	1,594,921
Retirement of long-term debt	(443,145)	(1,858,638)
Exercise of stock options	1,196	—

Net cash used in financing activities	(281,909)	(317,327)

Net decrease in cash and cash equivalents	(3,692)	(221,866)
Cash and cash equivalents at beginning of period	189,482	528,612

Cash and cash equivalents at end of period	$185,790	$306,746

Supplemental Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$209,157	$178,139

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$185,790	$189,482
Accounts receivable:
Customer	182,063	164,666
Unbilled utility revenue	137,872	145,498
Wholesale and other	50,078	32,966
Allowance for uncollectible accounts	(16,373)	(19,854)
Materials and supplies	99,565	100,054
Fuel	85,002	61,812
Deferred income taxes	63,662	44,590
Prepaid taxes	50,929	46,900
Assets held for sale (Note 3)	108,131	150,031
Collateral deposits	105,819	88,708
Commodity contracts	9,364	13,523
Restricted funds	22,295	228,857
Regulatory assets	39,120	37,626
Other	13,093	20,273

Total current assets	1,136,410	1,305,132

Property, Plant and Equipment, Net:
Generation	5,692,267	5,695,851
Transmission	1,029,692	1,015,751
Distribution	3,439,574	3,366,217
Other	462,924	463,515
Accumulated depreciation	(4,426,279)	(4,341,282)

Subtotal	6,198,178	6,200,052
Construction work in progress	89,593	102,966

Total property, plant and equipment, net	6,287,771	6,303,018

Investments and Other Assets:
Assets held for sale (Note 3)	316,103	340,457
Goodwill	367,287	367,287
Investments in unconsolidated affiliates	28,835	29,991
Intangible assets	33,010	33,215
Other	46,147	46,628

Total investments and other assets	791,382	817,578

Deferred Charges:
Commodity contracts	1,817	3,667
Regulatory assets	553,945	562,843
Other	46,195	52,902

Total deferred charges	601,957	619,412

Total Assets	$8,817,520	$9,045,140

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(unaudited)

(In thousands)	June 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Long-term debt due within one year (Note 2)	$384,953	$385,142
Accounts payable	201,760	223,584
Accrued taxes	89,764	112,866
Commodity contracts	47,102	40,835
Accrued interest	99,305	61,726
Liabilities associated with assets held for sale (Note 3)	47,472	37,471
Other	149,519	144,082

Total current liabilities	1,019,875	1,005,706

Long-term Debt (Note 2)	3,971,835	4,540,764

Deferred Credits and Other Liabilities:
Commodity contracts	46,307	56,501
Investment tax credit	80,136	83,307
Deferred income taxes	679,944	635,374
Obligations under capital leases	20,110	23,788
Regulatory liabilities	462,517	453,913
Adverse power purchase commitment	192,801	201,377
Liabilities associated with assets held for sale (Note 3)	89,295	89,356
Other	489,107	505,620

Total deferred credits and other liabilities	2,060,217	2,049,236

Commitments and Contingencies (Note 16)

Minority Interest	22,085	21,618

Preferred Stock of Subsidiary	74,000	74,000

Common Stockholders’ Equity:

Common stock—$1.25 par value per share, 260,000,000 shares authorized, 162,713,281 and 137,430,137 shares issued, and 162,663,788 and 137,380,644 shares outstanding at June 30, 2005 and December 31, 2004, respectively	203,392	171,788
Other paid-in capital	1,869,953	1,600,215
Accumulated deficit	(283,455)	(307,690)
Treasury stock	(1,756)	(1,756)
Accumulated other comprehensive loss	(118,626)	(108,741)

Total common stockholders’ equity	1,669,508	1,353,816

Total Liabilities and Stockholders’ Equity	$8,817,520	$9,045,140

See accompanying Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Allegheny Energy, Inc. (“AE”) operates primarily through directly and indirectly owned subsidiaries (together with AE, “Allegheny”). Allegheny’s two business segments are the Delivery and Services segment and the Generation and Marketing segment.

The Delivery and Services segment primarily consists of AE’s regulated utility subsidiaries. These subsidiaries include Monongahela Power Company (“Monongahela”), excluding its generation operations, The Potomac Edison Company (“Potomac Edison”) and West Penn Power Company (“West Penn”) (collectively, the “Distribution Companies”). These subsidiaries primarily operate electric transmission and distribution systems in Pennsylvania, West Virginia, Maryland, Virginia and Ohio. These subsidiaries are subject to federal and state regulation. The Delivery and Services segment also includes Allegheny Ventures, Inc. (“Allegheny Ventures”).

The Generation and Marketing segment primarily consists of AE’s subsidiaries, Allegheny Energy Supply Company, LLC (“AE Supply”), Allegheny Generating Company (“AGC”) and Monongahela’s generation operations. AE Supply owns, operates and controls electric generation capacity and supplies and trades energy and energy-related commodities. AGC owns and sells generation capacity to AE Supply and Monongahela, which own approximately 77% and 23% of AGC, respectively. The Generation and Marketing segment is subject to federal regulation. but is not subject to state regulation of rates, except that Monongahela’s generation is subject to state regulation in West Virginia.

Allegheny Energy Service Corporation (“AESC”) is a wholly owned subsidiary of AE that employs substantially all of the people who work at Allegheny.

AE is a holding company registered under the Public Utility Holding Company Act of 1935 (“PUHCA”), and Allegheny is subject to regulation by the Securities and Exchange Commission (“the SEC”) under PUHCA. Currently, PUHCA imposes financial and operational conditions and restrictions on many aspects of Allegheny’s business. For example, PUHCA requires pre-approval from the SEC for, among other things, the issuance of debt or equity securities and for the sale or acquisition of utility assets. In July 2005, both houses of Congress passed comprehensive energy legislation, the Energy Policy Act of 2005 (the “Energy Policy Act”), which is awaiting the President’s signature. Among other things, the Energy Policy Act provides for the repeal of PUHCA effective six months after its enactment. The Energy Policy Act grants the Federal Energy Regulatory Commission (“FERC”) additional jurisdiction to approve utility mergers, acquisitions and certain asset transfers. The Energy Policy Act also provides tax incentives designed to encourage investment in transmission assets and the installation of pollution controls on certain generating facilities. Allegheny is assessing the impact this legislation will have on Allegheny.

The accompanying unaudited interim financial statements should be read in conjunction with the Combined Annual Report on Form 10-K of AE, Monongahela, Potomac Edison and AGC for the year ended December 31, 2004 (the “2004 Annual Report on Form 10-K”).

The interim financial statements included herein have been prepared by Allegheny, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles used in the United States of America (“GAAP”) have been condensed or omitted. Management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited interim financial statements included herein reflect all normal recurring adjustments that are necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2005 and 2004, cash flows for the six months ended June 30, 2005 and 2004 and financial position at June 30, 2005 and December 31, 2004. Because of the seasonal nature of Allegheny’s operations, results for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

During the third quarter of 2004, AE and certain of its subsidiaries entered into agreements to sell, or made the decision to sell, certain non-core assets. The results of operations relating to these assets have been reclassified to discontinued operations in the accompanying Consolidated Statements of Operations for all

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

periods presented. In accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the assets and liabilities associated with these discontinued operations have been reclassified as held for sale in the Consolidated Balance Sheets as of, and subsequent to, the date that held for sale criteria were met. Certain other prior period amounts in the financial statements have been reclassified to conform to the presentation for the current period.

Federal and State Income Taxes. Allegheny allocates income tax expense (benefit) to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly and year to date tax rates from the statutory rates for certain of Allegheny’s subsidiaries, depending on the level of pre-tax income.

Consolidated income tax expense (benefit) differs from an amount calculated at the federal statutory income tax rate of 35%, principally due to state income taxes, tax credits, the effects of utility rate-making and certain non-deductible expenses, as well as additional tax charges recorded during the second quarter of 2005, which are described below.

During the second quarter of 2005, Allegheny determined that it had not claimed certain income tax deductions in its 2003 income tax returns relating to commodity trading contracts. Allegheny plans to file amended 2003 federal and state income tax returns to claim these additional deductions, which will increase Allegheny’s recorded tax net operating loss carryforwards in the amount of approximately $210 million and decrease other recorded deferred tax assets in a similar amount, except for certain state income tax effects. Allegheny recorded a charge of $3.8 million during the second quarter of 2005 to write off state deferred tax assets that will not be realized due to state limitations on the use of net operating loss carryforwards arising from the correction of this error. The effect of this adjustment was not considered material to Allegheny’s results of operations for the three or six months ended June 30, 2005 or the year ended December 31, 2003.

On June 30, 2005, the state of Ohio enacted broad changes to its business tax system including a phase-out of the state’s income-based franchise tax over a five-year period beginning in 2006. The phase out of the franchise tax will reduce the benefit of recorded tax assets by $1.9 million, and deferred tax assets were written down by this amount in the second quarter of 2005. The franchise tax has been replaced by a gross receipts tax that will be phased-in over a five year period beginning July 1, 2005.

Stock-Based Compensation. AE maintains certain stock-based employee compensation arrangements, which are described in greater detail in Item 8, Note 18, Stock-Based Compensation, in the 2004 Annual Report on Form 10-K. These arrangements include AE’s Long-Term Incentive Plan, under which stock option awards, restricted share awards and performance awards may be granted. Options to purchase approximately 0.2 million and 0.4 million shares of AE’s common stock were granted under the Long-Term Incentive Plan during the three and six months ended June 30, 2005, respectively.

Through July 2, 2004, Allegheny recorded compensation expense related to stock units issued to certain of its executive officers using the variable method of accounting. On that date, Allegheny received authorization from the SEC to settle stock units in shares of AE’s common stock as the units vest. As a result, Allegheny began recording compensation expense relating to stock unit awards using the fixed method of accounting effective July 3, 2004.

Allegheny accounts for stock options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock option based compensation expense has been recognized in consolidated net income, because all options granted under the Long-Term Incentive Plan had an exercise price equal to the market price of the underlying stock on the date of grant.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Allegheny follows the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of SFAS No. 123.” The following table illustrates the effect on consolidated net (loss) income and (loss) income per share as if Allegheny had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Consolidated net (loss) income, as reported	$(18.4)	$(39.5)	$24.2	$(6.2)
Add:
Stock-based employee compensation expense included in consolidated net (loss) income, net of related tax effects	1.8	4.8	3.7	8.8
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3.0	5.8	6.2	11.3

Consolidated net (loss) income, pro forma	$(19.6)	$(40.5)	$21.7	$(8.7)

Basic (loss) income per share:
As reported	$(0.12)	$(0.31)	$0.16	$(0.05)
Pro forma	$(0.13)	$(0.32)	$0.15	$(0.07)

Diluted (loss) income per share:
As reported	$(0.12)	$(0.31)	$0.16	$(0.05)
Pro forma	$(0.13)	$(0.32)	$0.14	$(0.07)

In April 2005, the SEC adopted a new rule that amended the compliance dates for SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R was issued by the FASB in December 2004 and will require companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. As permitted by the new SEC rule, Allegheny plans to adopt SFAS No. 123R on January 1, 2006 and is currently evaluating the impact of SFAS No. 123R.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2: DEBT

The following issuances and redemptions of debt were made by the registrants during the periods indicated:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
(In millions)	Issuances	Redemptions	Issuances	Redemptions
AE:
Convertible Preferred Securities	$—	$300.0	$—	$300.0
Prior Credit Facility (a)	47.0	122.0	47.0	147.0
New AE Credit Facility (b)	122.0	—	122.0	—

Total AE	$169.0	$422.0	$169.0	$447.0

AE Supply:
Prior AE Supply Loan (c)	$—	$35.4	$—	$243.8
Medium-Term Notes	—	—	—	14.4

Total AE Supply	$—	$35.4	$—	$258.2

West Penn:
Transition Bonds	$—	$18.5	$—	$37.9

Allegheny:
Convertible Preferred Securities	$—	$300.0	$—	$300.0
New AE Credit Facility (b)	122.0	—	122.0	—
Prior Credit Facility (a)	47.0	122.0	47.0	147.0
Medium-Term Notes	—	—	—	14.4
Prior AE Supply Loan (c)	—	35.4	—	243.8
Transition Bonds	—	18.5	—	37.9

Total Allegheny	$169.0	$475.9	$169.0	$743.1

(a)	Reflects issuances and redemptions under AE’s prior credit facility, which, as discussed below, was refinanced on June 16, 2005.
(b)	Reflects issuances under AE’s new revolving credit facility, which, as discussed below, was entered into on June 16, 2005.
(c)	Reflects redemptions under AE Supply’s prior term loan, which, as discussed below, was refinanced on July 21, 2005.

In April 2005, the holders of $295.0 million of the outstanding $300.0 million in Trust Preferred Securities issued by Allegheny Capital Trust I (“Capital Trust”) accepted AE and Capital Trust’s tender offer and consent solicitation. Under the terms of the offer, for each $1,000 in liquidation amount of Trust Preferred Securities tendered, a holder received 83.33 shares of AE common stock and $160 in cash. On April 22, 2005, AE issued an aggregate of 24.6 million shares of its common stock and $47.2 million in cash to the holders of the tendered Trust Preferred Securities. In accordance with SFAS No. 84, “Induced Conversions of Convertible Debt,” the $47.2 million cash payment was expensed during the second quarter of 2005. In addition, AE received the required consents from holders of the Trust Preferred Securities for amendments to the indenture governing AE’s 11 7/8% Notes due 2008. The holder of the remaining $5.0 million in liquidation amount of Trust Preferred Securities converted its Trust Preferred Securities into 416,650 shares of AE common stock on May 3, 2005.

On June 16, 2005, AE and AE Supply (together, the “Borrowers”) entered into a new $700 million credit facility (the “New AE Credit Facility”) comprised of a $400 million senior unsecured revolving credit facility (the “Revolving Facility”) and a $300 million senior unsecured term loan (the “Term Facility”). The terms of the New AE Credit Facility are set forth in a Credit Agreement, dated as of June 16, 2005, among the Borrowers, the initial lenders named therein and Citicorp North America, Inc., as Administrative Agent (the “Credit Agreement”). The Revolving Facility (a) refinanced the aggregate principal amount of approximately $122 million outstanding under AE’s prior credit facility, (b) continues letters of credit issued under AE’s prior credit facility in the aggregate

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

amount of approximately $11.5 million and (c) provides working capital and letters of credit for AE and, subject to certain limitations, its subsidiaries. The lenders under the Revolving Facility are required to make revolving credit loans to, and issue letters of credit at the request of, AE. In addition, subject to certain limitations, AE Supply may borrow, or request letters of credit for, up to $50 million directly under the Revolving Facility. AE is permitted to request letters of credit in an amount not in excess of $125 million on behalf of AE Supply and its subsidiaries. The Revolving Facility matures June 16, 2010.

The proceeds of the Term Facility were used to refinance the aggregate principal outstanding amount under AE’s 7.75% Notes due August 1, 2005. AE must repay the principal amount borrowed under the Term Facility in consecutive quarterly installments equal to 0.25% of the aggregate principal amount initially advanced to AE under the Term Facility, with the balance due in full at maturity on June 16, 2010. AE may not re-borrow any part of the Term Facility that it repays or prepays.

Loans under the New AE Credit Facility bear interest, depending on the type of loan requested by the Borrowers, at a rate equal to either (i) the higher of the rate announced publicly by Citibank in New York, from time to time, as Citibank’s base rate or 0.50% above the Federal Funds Rate (as defined in the Credit Agreement) (the “Base Rate”), plus the applicable margin, which is between 1.50% and 0.50% for Base Rate loans, or (ii) the Eurodollar Rate (as defined in the Credit Agreement), plus the applicable margin, which is between 2.50% and 1.50% for Eurodollar Rate-based loans. The Eurodollar Rate is determined by dividing LIBOR (as defined in the Credit Agreement) by a percentage equal to 1.00 minus the Eurodollar Rate Reserve Percentage (as defined in the Credit Agreement). The applicable margin for LIBOR borrowings was 2.00% at June 30, 2005. With respect to each letter of credit, the relevant Borrower is required to pay to the Administrative Agent a letter of credit fee equal to the applicable margin, which ranges from 2.50% to 1.50%, times the daily maximum amount available to be drawn under such letter of credit. In each case of a Base Rate loan, Eurodollar Rate loan or letter of credit, the applicable margin varies depending upon Standard & Poor’s and Moody’s Investors Service, Inc.’s ratings of certain of AE’s public debt. The Borrowers’ ability to request and maintain Eurodollar Rate loans is subject to certain limitations.

During the six months ended June 30, 2005, AE Supply repaid an aggregate of $243.8 million outstanding under the prior AE Supply loan.

At June 30, 2005, contractual maturities for Allegheny’s long-term debt for the remainder of 2005 and the full years thereafter, excluding $86.7 million of long-term debt included in liabilities associated with assets held for sale, are:

(In millions)	2005	2006	2007	2008	2009	Thereafter	Total
Medium-Term Notes	$300.0	$100.0	$365.6	$—	$—	$1,240.0	$2,005.6
Prior AE Supply Loan	5.2	10.4	10.4	10.4	10.5	691.4	738.3
First Mortgage Bonds	—	300.0	—	—	—	510.0	810.0
Pollution Control Bonds	—	—	107.2	—	—	261.6	368.8
Transition Bonds	35.1	75.8	80.0	44.3	—	—	235.2
New AE Credit Facility	—	—	—	—	—	122.0	122.0
Debentures	—	—	—	—	—	100.0	100.0
Unamortized debt discounts, premiums and terminated interest rate swaps	(0.3)	(1.3)	(1.2)	(1.3)	(1.3)	(4.9)	(10.3)
Eliminations	—	—	(2.3)	—	—	(10.5)	(12.8)

Total consolidated debt	$340.0	$484.9	$559.7	$53.4	$9.2	$2,909.6	$4,356.8

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At June 30, 2005, contractual maturities of long-term debt for the remainder of 2005 and for full years thereafter are as follows:

(In millions)	2005	2006	2007	2008	2009	Thereafter	Total
AE:
Medium-Term Notes	$300.0	$—	$—	$—	$—	$—	$300.0
New AE Credit Facility	—	—	—	—	—	122.0	122.0

Total AE	$300.0	$—	$—	$—	$—	$122.0	$422.0

AE Supply:
Pollution Control Bonds	$—	$—	$91.7	$—	$—	$191.4	$283.1
Medium-Term Notes	—	—	365.6	—	—	1,050.0	1,415.6
Debentures-AGC	—	—	—	—	—	100.0	100.0
Prior AE Supply Loan	5.2	10.4	10.4	10.4	10.5	691.4	738.3

Total AE Supply	$5.2	$10.4	$467.7	$10.4	$10.5	$2,032.8	$2,537.0

Monongahela:
First Mortgage Bonds	$—	$300.0	$—	$—	$—	$190.0	$490.0
Pollution Control Bonds	—	—	15.5	—	—	70.2	85.7
Medium-Term Notes	—	—	—	—	—	110.0	110.0

Total Monongahela	$—	$300.0	$15.5	$—	$—	$370.2	$685.7

Potomac Edison:
First Mortgage Bonds	$—	$—	$—	$—	$—	$320.0	$320.0
Medium-Term Notes	—	100.0	—	—	—	—	100.0

Total Potomac Edison	$—	$100.0	$—	$—	$—	$320.0	$420.0

West Penn:
Transition Bonds	$35.1	$75.8	$80.0	$44.3	$—	$—	$235.2
Medium-Term Notes	—	—	—	—	—	80.0	80.0

Total West Penn	$35.1	$75.8	$80.0	$44.3	$—	$80.0	$315.2

AGC:
Debentures	$—	$—	$—	$—	$—	$100.0	$100.0

Sub-total	$340.3	$486.2	$563.2	$54.7	$10.5	$3,025.0	$4,479.9

Unamortized debt discounts, premiums and terminated Interest rate swaps	$(0.3)	$(1.3)	$(1.2)	$(1.3)	$(1.3)	$(4.9)	$(10.3)
Eliminations	$—	$—	$(2.3)	$—	$—	$(110.5)	$(112.8)

Total consolidated debt	$340.0	$484.9	$559.7	$53.4	$9.2	$2,909.6	$4,356.8

Liabilities associated with assets held for sale:
Other Notes	$3.3	$3.3	$3.4	$3.3	$13.4	$60.0	$86.7

Certain of Allegheny’s properties are subject to liens of various relative priorities securing debt. For additional information regarding property liens, see Item 2, “Properties,” in the 2004 Annual Report on Form 10-K.

On July 21, 2005, AE Supply obtained a secured credit facility comprised of a term loan (the “New AE Supply Term Loan”) of $1.07 billion. Proceeds from the New AE Supply Term Loan were used, in part, to refinance approximately $738 million outstanding under the prior AE Supply loan. Proceeds from the New AE Supply Term Loan will also be used to redeem AE Supply’s 10.25% Senior Notes due 2007, which have a principal amount outstanding of approximately $331 million. The New AE Supply Term Loan matures in 2011, and has an initial interest rate equal to LIBOR plus 1.75%. The interest rate will improve to LIBOR plus 1.50% if

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

AE Supply’s credit ratings improve from current levels. AE Supply will use cash on hand and may also borrow under the Revolving Facility to redeem its 13.0% Senior Notes due 2007, which have a principal amount outstanding of approximately $35 million, and pay associated costs. AE Supply issued a Notice of Redemption to holders of record of the 10.25% and 13.0% Senior Notes outlining the terms and conditions of the anticipated redemption, which is expected to occur on August 22, 2005. AE Supply expects to take a pre-tax charge of approximately $34 million during the third quarter of 2005 to reflect the premium paid and costs associated with the redemptions.

NOTE 3: ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During the third quarter of 2004, Allegheny and certain of its subsidiaries entered into agreements to sell, or made the decision to sell, certain non-core assets. The results of operations relating to these assets have been reclassified to discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. In accordance with the provisions of SFAS No. 144, the assets and liabilities associated with these discontinued operations have been reclassified as held for sale in the accompanying balance sheets.

The components of (loss) income from discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
AE Supply:
Operating revenues	$0.2	$7.0	$0.4	$12.5
Operating expenses	(1.1)	(9.9)	(2.3)	(19.6)
Interest expense	(3.1)	(5.8)	(6.2)	(14.8)

Loss before income taxes	(4.0)	(8.7)	(8.1)	(21.9)
Income tax benefit	1.4	3.2	2.8	8.1
Impairment charge, net of tax	(3.2)	—	(3.2)	—

Loss from discontinued operations, net of tax	$(5.8)	$(5.5)	$(8.5)	$(13.8)

Monongahela:
Operating revenues	$46.6	$41.1	$196.8	$190.0
Operating expenses	(46.0)	(42.5)	(176.2)	(171.1)
Other income	0.6	0.1	0.9	0.3
Interest expense	(2.0)	(2.1)	(4.1)	(4.1)

(Loss) income before income taxes	(0.8)	(3.4)	17.4	15.1
Income tax benefit (expense)	—	2.2	(6.7)	(5.3)
Impairment charge, net of tax	(5.7)	—	(6.3)	—

(Loss) income from discontinued operations, net of tax	$(6.5)	$(1.2)	$4.4	$9.8

Allegheny:
Operating revenues	$46.8	$48.1	$197.2	$202.5
Operating expenses	(47.1)	(52.4)	(178.5)	(190.7)
Other income	0.6	0.1	0.9	0.3
Interest expense	(5.1)	(7.9)	(10.3)	(18.9)

(Loss) income before income taxes	(4.8)	(12.1)	9.3	(6.8)
Income tax benefit (expense)	1.4	5.4	(3.9)	2.8
Impairment charge, net of tax	(8.9)	—	(9.5)	—

Loss from discontinued operations, net of tax	$(12.3)	$(6.7)	$(4.1)	$(4.0)

Impairment charges reflected in the table above represent adjustments of the carrying values of assets held for sale to current estimates of sales proceeds, less costs to sell.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Assets held for sale and liabilities associated with assets held for sale at June 30, 2005 were as follows:

(In millions)	Monongahela	AE Supply	Eliminations	Allegheny
Assets:
Current assets	$115.2	$2.2	$(9.3)	$108.1
Property, plant and equipment	157.1	147.3	—	304.4
Investments and other assets	6.8	—	—	6.8
Deferred charges	5.4	—	(0.5)	4.9

Total assets	$284.5	$149.5	$(9.8)	$424.2

Liabilities:
Current liabilities	$67.6	$—	$(20.1)	$47.5
Long-term debt	83.4	—	—	83.4
Deferred credits and other liabilities	15.9	—	(10.0)	5.9

Total liabilities	$166.9	$—	$(30.1)	$136.8

Assets held for sale and liabilities associated with assets held for sale at December 31, 2004 were as follows:

(In millions)	Monongahela	Potomac Edison	AE Supply	Eliminations	Allegheny
Assets:
Current assets	$147.8	$—	$2.2	$—	$150.0
Property, plant and equipment	163.7	10.8	153.3	—	327.8
Investments and other assets	6.8	—	—	—	6.8
Deferred charges	6.3	—	—	(0.5)	5.8

Total assets	$324.6	$10.8	$155.5	$(0.5)	$490.4

Liabilities:
Current liabilities	$95.5	$—	$—	$(58.0)	$37.5
Long-term debt	83.4	—	—	—	83.4
Deferred credits and other liabilities	17.6	—	—	(11.6)	6.0

Total liabilities	$196.5	$—	$—	$(69.6)	$126.9

NOTE 4: ASSET SALES

On May 6, 2005, AE Supply and its subsidiaries, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, LLC, signed an agreement with PSI Energy, Inc. and The Cincinnati Gas & Electric Company (collectively, the “Wheatland Buyers”), pursuant to which the Wheatland Buyers agreed to purchase certain of the assets and assume certain of the liabilities relating to AE Supply’s Wheatland generating facility, which is included in “Assets held for Sale.” The purchase price for the transaction is $100 million, subject to certain post-closing adjustments. The transaction is subject to certain closing conditions and federal regulatory approvals and is expected to close in the third quarter of 2005. Proceeds from the sale are expected to be used to repay debt.

Potomac Edison completed the sale of its Hagerstown, Maryland property during May 2005 and received $10.6 million in net cash proceeds.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

There were no changes in goodwill during the six months ended June 30, 2005.

The intangible assets included in “Investments and Other Assets” on the Consolidated Balance Sheets of $33.0 million and $33.2 million at June 30, 2005 and December 31, 2004, respectively, relate to an additional minimum pension liability. See Item 8, Note 17, “Pension Benefits and Postretirement Benefits Other Than Pensions,” in the 2004 Annual Report on Form 10-K for more information.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The components of intangible assets included in “Property, Plant and Equipment, Net” on the Consolidated Balance Sheets were as follows:

	As of June 30, 2005		As of December 31, 2004
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land easements, amortized	$97.7	$26.4	$96.5	$25.8
Land easements, unamortized	31.8	—	31.8	—
Software	86.0	62.4	82.7	55.8

Total	$215.5	$88.8	$211.0	$81.6

In addition, “Assets held for sale” included intangible assets related to natural gas rights, amortized, with a gross carrying amount of $8.4 million at June 30, 2005 and $8.6 million at December 31, 2004, and accumulated amortization of $5.1 million at June 30, 2005 and $4.9 million at December 31, 2004.

Amortization of intangible assets, excluding Mountaineer, which is included in “Assets held for sale,” was $3.8 million and $4.5 million for the three months ended June 30, 2005 and 2004, respectively, and $7.6 million and $8.9 million for the six months ended June 30, 2005 and 2004, respectively.

Amortization expense is estimated to be $15.1 million annually for 2005 through 2009.

NOTE 6: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Allegheny utilizes derivative instruments to manage its exposure to various market risks, as described in the 2004 Annual Report on Form 10-K. The following information supplements, and should be read in conjunction with, Item 8, Note 5, “Wholesale Energy Activities,” and Note 10, “Derivative Instruments and Hedging Activities,” in the 2004 Annual Report on Form 10-K.

AE Supply records any commodity contract related to energy trading that is a derivative instrument at its fair value as a component of operating revenues, unless the contract falls within the “normal purchases and normal sales” scope exception of SFAS No. 133 or is designated as a hedge for accounting purposes. The normal purchases and normal sales scope exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that are designated as normal purchases and normal sales are accounted for under accrual accounting and, therefore, are not recorded on the balance sheet at fair value. For certain transactions that are designed to hedge the cash flows of a forecasted transaction, the effective portion of the gain or loss is initially recorded as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive loss” and subsequently reclassified into earnings when the forecasted transaction is completed or settled. The ineffective portion of the hedge is immediately reflected in earnings.

AE Supply has designated certain contracts as cash flow hedges effective July 1, 2004. Changes in the fair value of these contracts are reflected in “Accumulated other comprehensive (loss) income.” Existing derivative liabilities associated with each contract at the time of its designation will be realized in earnings over the remaining term of the contract, in accordance with the estimated cash flow of the contract at the time of the designation. These contracts expire at various dates through December 31, 2006 and represent an aggregate liability at June 30, 2005 of $41.8 million. The $10.7 million increase in this liability since December 31, 2004 is a result of the change in the fair value of these contracts and is reflected in accumulated other comprehensive loss. The accumulated other comprehensive loss balance at June 30, 2005 was $18.7 million. Based on the fair value of AE Supply’s financial instruments as of June 30, 2005, accumulated other comprehensive loss of $10.7 million is expected to be reclassified as a reduction in earnings over the next twelve months. The ineffective portion of the cash flow hedges is reflected in earnings for the three and six months ended June 30, 2005 and is not material.

Net unrealized gains of $9.2 million and $2.8 million, before income taxes, for the three months ended June 30, 2005 and 2004, respectively, were recorded in “Operating revenues.” Net unrealized gains (losses) of $13.3 million and $(8.3) million, before income taxes, for the six months ended June 30, 2005 and 2004, respectively, were recorded in “Operating revenues.” These net unrealized gains (losses) were recorded to reflect the change in fair value of the trading contracts.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7: ASSET RETIREMENT OBLIGATIONS (“AROs”)

Allegheny recorded AROs primarily related to ash landfills, underground and aboveground storage tanks and natural gas wells. Allegheny also has identified a number of AROs associated with certain of its electric generation and transmission assets that have not been recorded because the fair value of these obligations cannot be reasonably estimated, primarily due to the indeterminate lives of the assets.

AROs were identified with respect to certain property, plant and equipment. The estimated cost of removal for these assets currently is being recovered through the rate-making process. Allegheny believes it is probable that any difference between expenses under SFAS No. 143, “Accounting for Asset Retirement Obligations,” and expenses recovered currently in rates with respect to these assets will be recoverable in future rates. Therefore, Allegheny is deferring these costs as a regulatory asset.

For the six months ended June 30, 2005, Allegheny’s ARO balance increased $1.8 million, from $28.8 million at December 31, 2004 to $30.6 million at June 30, 2005, primarily due to accretion expense.

Certain estimated removal costs that are not qualified as AROs are being recovered through the ratemaking process. These costs are recorded by Allegheny’s regulated subsidiaries as regulatory liabilities (assets) as follows:

(In millions)	June 30, 2005	December 31, 2004
Monongahela	$247.0	$241.8
Potomac Edison	167.0	162.3
West Penn	(17.8)	(17.2)

Total	$396.2	$386.9

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which will require entities with an ARO that is conditional on a future event to record the ARO, even if the event has not yet occurred and uncertainty exists as to the timing and method of settlement. This interpretation is effective for fiscal years ending after December 15, 2005. Retrospective application for interim periods is permitted but is not required. Obligations as a result of the adoption of FIN 47 will be presented as a cumulative effect due to a change in accounting principle. Allegheny currently is evaluating the impact of FIN 47.

NOTE 8: COMPREHENSIVE (LOSS) INCOME

Allegheny’s consolidated comprehensive (loss) income, net of income taxes, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Consolidated net (loss) income	$(18.4)	$(39.5)	$24.2	$(6.2)
Other comprehensive (loss) income, net of tax:
Minimum pension liability adjustment	(0.1)	—	(0.2)	2.3
Changes in value of available for sale securities	(0.2)	0.1	(0.3)	—
Changes in fair value of cash flow hedges	0.4	—	(9.4)	0.1

Consolidated comprehensive (loss) income	$(18.3)	$(39.4)	$14.3	$(3.8)

NOTE 9: BUSINESS SEGMENTS

Allegheny manages and evaluates its operations in two business segments, the Delivery and Services segment and the Generation and Marketing segment. Monongahela operates in both segments. All other Allegheny subsidiaries operate in only one segment. The Delivery and Services segment includes the operations of Potomac Edison, West Penn, Allegheny Ventures and Monongahela’s electric and gas transmission and distribution businesses. The Generation and Marketing segment includes the operations of AE Supply, AGC and Monongahela’s West Virginia generating assets.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Business segment information for Allegheny is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Total operating revenues:
Delivery and Services	$663.2	$658.6	$1,402.6	$1,379.9
Generation and Marketing	404.5	320.5	821.4	742.8
Eliminations	(353.0)	(370.1)	(755.3)	(778.4)

Total	$714.7	$609.0	$1,468.7	$1,344.3

Depreciation and amortization:
Delivery and Services	$39.0	$36.6	$77.1	$73.7
Generation and Marketing	38.4	38.2	76.7	74.1

Total	$77.4	$74.8	$153.8	$147.8

Operating income (expense):
Delivery and Services	$58.9	$67.1	$154.8	$143.0
Generation and Marketing	53.2	(36.9)	137.3	55.9

Total	$112.1	$30.2	$292.1	$198.9

Interest Expense:
Delivery and Services	$46.5	$31.5	$75.4	$63.9
Generation and Marketing	82.0	59.5	178.9	147.0
Elimination	(0.2)	—	(0.2)	—

Total	$128.3	$91.0	$254.1	$210.9

Income (loss) from continuing operations:
Delivery and Services	$16.9	$25.4	$66.6	$53.4
Generation and Marketing	(23.0)	(58.2)	(38.2)	(55.6)
Eliminations	—	—	(0.1)	—

Total	$(6.1)	$(32.8)	$28.3	$(2.2)

(Loss) income from discontinued operations, net:
Delivery and Services	$(6.5)	$(1.2)	$4.3	$9.8
Generation and Marketing	(5.8)	(5.5)	(8.5)	(13.8)
Eliminations	—	—	0.1	—

Total	$(12.3)	$(6.7)	$(4.1)	$(4.0)

Net income (loss):
Delivery and Services	$10.4	$24.2	$70.9	$63.2
Generation and Marketing	(28.8)	(63.7)	(46.7)	(69.4)

Total	$(18.4)	$(39.5)	$24.2	$(6.2)

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 10: ACCOUNTING FOR THE EFFECTS OF PRICE REGULATION

As of June 30, 2005, Allegheny’s reserve for adverse power purchase commitments, which is recorded entirely on West Penn’s Consolidated Balance Sheets, was $209.7 million and decreased as follows:

	Six Months Ended June 30,
(In millions)	2005	2004
Decrease in reserve for adverse power purchase commitments	$8.4	$9.0

Allegheny’s Consolidated Balance Sheets include the amounts listed below for generating assets no longer subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

(In millions)	June 30, 2005	December 31, 2004
Property, plant and equipment	$4,109.1	$4,121.2
Amounts under construction included above	$43.4	$36.1
Accumulated depreciation	$(1,941.3)	$(1,925.6)

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 11: (LOSS) INCOME PER SHARE

The information used to compute Allegheny’s (loss) income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except share data)	2005	2004	2005	2004
Basic (Loss) Earnings Per Share—Numerator
(Loss) income from continuing operations	$(6.1)	$(32.8)	$28.3	$(2.2)
Loss from discontinued operations	(12.3)	(6.7)	(4.1)	(4.0)

Net (loss) income	$(18.4)	$(39.5)	$24.2	$(6.2)

Diluted (Loss) Earnings Per Share—Numerator
(Loss) income from continuing operations	$(6.1)	$(32.8)	$28.3	$(2.2)
Loss from discontinued operations	(12.3)	(6.7)	(4.1)	(4.0)

Diluted earnings per share- numerator	$(18.4)	$(39.5)	$24.2	$(6.2)

Basic (Loss) Earnings Per Share—Denominator
Weighted average common shares outstanding	156,730,744	126,971,447	147,127,707	126,970,373

Diluted (Loss) Earnings Per Share—Denominator
Weighted average common shares outstanding	156,730,744	126,971,447	147,127,707	126,970,373
Stock options	—	—	999,071	—
Performance shares	—	—	61,065	—
Non-employee stock awards	—	—	19,600	—
Stock units	—	—	2,068,986	—

Total	156,730,744	126,971,447	150,276,429	126,970,373

Shares potentially issuable under:
Stock options	1,041,027	209,319	—	38,985
Performance shares	62,765	106,963	—	106,963
Non-employee stock awards	22,400	—	—	—
Stock units	1,914,873	1,756,859	—	1,398,604
Trust Preferred Securities	5,819,363	25,000,000	15,356,198	25,000,000

Total	8,860,428	27,073,141	15,356,198	26,544,552

The effects of shares potentially issuable are not included in the calculation of diluted earnings per share, as these amounts are antidilutive. The Trust Preferred Securities were converted into shares of AE common stock in the second quarter of 2005. See Note 2 “Debt” for additional information.

NOTE 12: PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of Allegheny’s employees, including officers, are employed by AESC and are covered by noncontributory, defined benefit pension plans. Benefits are based on each employee’s years of service and compensation. Allegheny makes annual contributions based on the minimum amount required under the Employee Retirement Income Security Act of 1974 (“ERISA”). Annual contributions are capped at the maximum amount that may be deducted for federal income tax purposes.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Allegheny also provides partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which make up the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. Subsidized medical coverage is not provided in retirement to employees hired on or after January 1, 1993, with the exception of certain union employees. The postretirement health care plans include a limit on Allegheny’s share of costs for recent and future retirees.

The components of the net periodic cost for pension benefits and for postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents and the allocation by Allegheny, through AESC, of costs for pension benefits and postretirement benefits other than pensions were as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Components of net periodic cost:
Service cost	$5.8	$5.9	$11.7	$11.7
Interest cost	16.0	15.6	31.8	31.3
Expected return on plan assets	(17.3)	(17.3)	(34.6)	(34.6)
Amortization of unrecognized transition obligation	0.1	0.1	0.2	0.3
Amortization of prior service cost	0.9	1.1	1.8	2.1
Recognized actuarial loss	2.3	1.3	4.6	2.5

Subtotal	7.8	6.7	15.5	13.3
Curtailments, settlements and special termination benefits	—	1.9	0.2	3.3

Net periodic cost	$7.8	$8.6	$15.7	$16.6

Allocation of net periodic cost:
Monongahela	$2.5	$2.1	$5.0	$4.4
AE Supply	2.1	3.8	4.4	6.4
West Penn	1.8	1.5	3.5	3.2
Potomac Edison	1.3	1.1	2.6	2.3
AE	0.1	0.1	0.2	0.3

Net periodic cost	$7.8	$8.6	$15.7	$16.6

	Postretirement Benefits Other Than Pensions
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Components of net periodic cost:
Service cost	$1.0	$1.1	$2.0	$2.2
Interest cost	4.2	3.9	8.4	7.8
Expected return on plan assets	(1.5)	(1.6)	(3.0)	(3.1)
Amortization of unrecognized transition obligation	1.4	1.5	2.9	2.9
Amortization of prior service cost	—	0.1	—	0.2
Recognized actuarial loss	0.5	—	1.0	—

Net periodic cost	$5.6	$5.0	$11.3	$10.0

Allocation of net periodic cost:
Monongahela	$1.6	$1.5	$3.2	$3.0
West Penn	1.6	1.3	3.1	2.5
Potomac Edison	1.2	1.1	2.4	2.1
AE Supply	1.2	1.1	2.5	2.3
AE	—	—	0.1	0.1

Net periodic cost	$5.6	$5.0	$11.3	$10.0

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Employer Contributions. Allegheny contributed approximately $8.3 million and $28.4 million to its pension plans during the three and six months ended June 30, 2005, respectively, including voluntary contributions of $0.1 million and $0.2 million, respectively, to the Supplemental Executive Retirement Plan (“SERP”). Allegheny also contributed $5.6 million and $11.6 million to its postretirement benefits other than pension plans during the three and six months ended June 30, 2005, respectively. Allegheny anticipates contributing a total amount of approximately $58.1 million to its pension plans during 2005, including $0.3 million to the SERP. Allegheny also currently anticipates contributing a total amount ranging from $23.5 million to $28.0 million to fund postretirement benefits other than pensions during 2005.

Allegheny made matching contributions to the 401(k) Employee Stock Ownership and Savings Plan (the “ESOSP”) by issuing shares of AE’s common stock. AE issued a total of 83,783 shares and 167,993 shares of its common stock as matching contributions to the ESOSP for the three and six months ended June 30, 2005, respectively. Allegheny recorded expense for these contributions of $2.1 million and $3.8 million for the three and six months ended June 30, 2005, respectively.

NOTE 13: OTHER INCOME AND EXPENSES, NET

Other income and expenses, net, represents non-operating income and expenses before income taxes. The following table summarizes Allegheny’s other income and expenses, net.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Cash received from a former trading executive’s forfeited assets	$11.2	$—	$11.2	$—
Proceeds from sale of AFN	3.0	—	3.0	—
Gain on sale of land	—	0.5	1.6	7.1
Gain on sale of asset	0.8	—	0.8	—
Interest and dividend income	3.2	1.1	5.0	2.7
Coal brokering income	1.1	1.0	1.1	1.0
Premium services	0.8	1.4	1.8	1.6
Impairment charges related to unregulated investments	—	—	—	(2.3)
Other	1.1	0.6	2.0	2.4

Total	$21.2	$4.6	$26.5	$12.5

NOTE 14: GUARANTEES AND LETTERS OF CREDIT

As of June 30, 2005, Allegheny’s Consolidated Balance Sheet reflected liabilities for $9.1 million of the total $26.7 million in outstanding guarantees. The $9.1 million in guarantees recorded as liabilities were issued by AE Supply in connection with the sale of its contract with the California Department of Water Resources (“CDWR”) and related hedge transactions and the performance of a put option issued in connection with an asset sale.

Of the remaining $17.6 million in unrecorded guarantees, approximately $3.1 million relates to the purchase, sale, exchange or transportation of wholesale natural gas, electric power and related services, $4.7 million relates to a lease agreement that was signed in 2001 and $9.8 million relates to loans and other financing-related matters. In addition, $11.5 million in letters of credit were outstanding at June 30, 2005 under AE’s revolving credit facility. Of this amount, a letter of credit for $9.5 million that expires in July 2006 and a letter of credit for $2.0 million that expires in September 2005 were issued on behalf of Allegheny Energy Solutions, Inc. AE Supply also had a $1.6 million letter of credit outstanding that is collateralized by cash and expires in February 2006. These letters of credit are not recorded on Allegheny’s Consolidated Balance Sheets.

NOTE 15: VARIABLE INTEREST ENTITIES

Under FASB’s Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46R”), Allegheny consolidated Hunlock Creek Energy Ventures, LLC as of June 30, 2004. This entity operates two plants that produce and sell electricity to Allegheny and a third party.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Potomac Edison and West Penn each have a long-term electricity purchase contract with an unrelated independent power producer (“IPP”) that represents a variable interest under FIN 46R. Allegheny has been unable to obtain certain information from the IPPs necessary to determine if the related variable interest entities (“VIEs”) should be consolidated under FIN 46R.

Potomac Edison and West Penn had power purchases from these two IPPs in the amount of $26.9 million and $9.8 million, respectively, for the three months ended June 30, 2005 and $19.4 million and $11.3 million, respectively, for the three months ended June 30, 2004.

Potomac Edison and West Penn had power purchases from these two IPPs in the amount of $52.5 million and $21.2 million, respectively, for the six months ended June 30, 2005 and $44.4 million and $23.1 million, respectively, for the six months ended June 30, 2004.

Potomac Edison recovers the full amount, and West Penn recovers a portion, of the cost of the applicable power contract in their respective rates charged to consumers. Neither Potomac Edison nor West Penn is subject to any risk of loss associated with the applicable VIE, because neither of them has any obligation to the applicable IPP other than to purchase the power that the IPP produces according to the terms of the applicable electricity purchase contract.

NOTE 16: COMMITMENTS AND CONTINGENCIES

Reference is made to Item 8, Note 27, “Commitments and Contingencies,” in the 2004 Annual Report on Form 10-K.

Environmental Matters and Litigation

Allegheny is subject to various laws, regulations and uncertainties as to environmental matters. Compliance may require Allegheny to incur substantial additional costs to modify or replace existing and proposed equipment and facilities that may adversely affect the cost of future operations.

Clean Air Act Matters: Allegheny currently meets applicable standards for particulate matter emissions at its generation stations through the use of high-efficiency electrostatic precipitators, cleaned coal, flue-gas conditioning, optimization software and fuel combustion modifications and, at times, through reduction of output. From time to time, minor excursions of stack emission opacity that are normal to fossil fuel operations are experienced and accommodated by the regulatory process.

Allegheny meets current emission standards for sulfur dioxide (“SO2”) by using scrubbers, burning low-sulfur coal, purchasing cleaned coal (which has lower sulfur content), blending lower-sulfur coal with higher sulfur coal and using emission allowances.

Allegheny’s compliance with the Clean Air Act of 1970 (the “Clean Air Act”) has required, and may require in the future, that Allegheny install expensive post-combustion control technologies on many of its generation stations. The Clean Air Interstate Rule promulgated by the United States Environmental Protection Agency (the “EPA”) on March 10, 2005 may accelerate the need to install this equipment by phasing out a portion of currently available allowances.

The Clean Air Act mandates annual reductions of SO2 and created a SO2 emission allowance trading program. AE Supply and Monongahela comply with current SO2 emission standards through a system-wide plan combining the use of emission controls, lower sulfur fuel and emission allowances. Based on current forecasts, Allegheny estimates that it will not be required to purchase SO2 allowances for 2005 or 2006 and estimates that it may be required to purchase an average of less than 50,000 tons of allowances per year for 2007 and 2008. Allegheny’s allowance needs, to a large extent, are affected at any given time by the amount of output produced and the type of fuel used by its generation facilities, as well as the implementation of environmental controls. Therefore, there can be no assurance that Allegheny’s need to purchase SO2 allowances for these periods will not vary from current estimates.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In 1998, the EPA finalized its Nitrogen Oxide (“NOx”) State Implementation Plan (“SIP”) call rule (known as the “NOx SIP call”), which addressed the regional transport of ground-level ozone and required the equivalent of a uniform 0.15 lb/mmBtu emission rate throughout a 22-state region, including Pennsylvania, Maryland and West Virginia. Compliance with the NOx SIP call was required beginning in May 2004. Pennsylvania and Maryland implemented their respective SIP call rules in May 2003. West Virginia’s SIP call rules were effective as of May 2004.

AE Supply and Monongahela have completed installation of substantially all NOx controls to meet the Pennsylvania, Maryland and West Virginia SIP calls. These NOx controls include selective catalytic reduction at the Harrison and Pleasants generation stations and selective noncatalytic reduction at the Hatfield’s Ferry and Fort Martin generation stations, as well as burner modifications at the Mitchell generation station. The NOx compliance plan functions on a system-wide basis, similar to the SO2 compliance plan. AE Supply and Monongahela also have the option, in some cases, to purchase alternate fuels or NOx allowances, if needed, to supplement their compliance strategies. Allegheny currently estimates that its emission control activities, in concert with its inventory of banked allowances, will facilitate its compliance with NOx limits established by the SIP through 2008. Allegheny’s allowance needs, to a large extent, are affected at any given time by the amount of output produced and the type of fuel used by its generation facilities. Allegheny’s capital expenditure forecast includes the expenditure of $4.7 million of capital costs during the 2005 through 2007 period for additional NOx emission controls.

On March 15, 2005, the EPA issued the Clean Air Mercury Rule (“CAMR”) establishing a cap and trade system designed to reduce mercury emissions from coal-fired power plants in two phases due 2010 and 2018. This rule will be implemented through state implementation plans currently under development. The rule has been challenged by several parties. AE is currently assessing CAMR and its strategy for compliance.

Clean Air Act Litigation: In August 2000, AE received a letter from the EPA requesting that it provide information and documentation relevant to the operation and maintenance of the following ten electric generation stations, which collectively include 22 generation units: Albright, Armstrong, Fort Martin, Harrison, Hatfield’s Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith and Willow Island. AE Supply and Monongahela own these generation stations. The letter requested information under Section 114 of the Clean Air Act to determine compliance with the Clean Air Act and related requirements, including potential application of the New Source Review (“NSR”) standards of the Clean Air Act, which can require the installation of additional emission control equipment when the major modification of an existing facility results in an increase in emissions. AE provided responsive information to this and a subsequent request. A meeting between the EPA and AE was held on July 16, 2003. At this time, AE is engaged in continuing discussions with the EPA with respect to environmental matters, including NSR issues.

If NSR requirements are imposed on Allegheny’s generation stations, in addition to the possible imposition of fines, compliance would entail significant capital investments in pollution control technology. There are three recent, significant federal court decisions that have addressed the application of NSR requirements to electric utility generating units: the Ohio Edison decision, the Duke Energy decision and the Alabama Power decision. The Ohio Edison decision is favorable to the EPA. The Duke Energy and Alabama Power decisions support the industry’s understanding of NSR requirements. The United States Court of Appeals for the Fourth Circuit affirmed the Duke Energy decision on June 15, 2005. In 2003, the U.S. EPA issued the Equipment Replacement Rule, which set forth a clearer set of rules for projects that may be undertaken without triggering NSR requirement. This rule would apply the Routine Maintenance, Repair and Replacement (“RMRR”) exception to the NSR requirement in a manner that is more consistent with the energy industry’s historical compliance approach. That rule was challenged by some states and environmental groups and, on December 24, 2003, the U.S. Court of Appeals for the District of Columbia Circuit issued an order to stay the implementation of that rule. At this time, AE and its subsidiaries are not able to determine the effect that these actions may have on them.

On May 20, 2004, AE, AE Supply, Monongahela and West Penn received a Notice of Intent to Sue Pursuant to Clean Air Act §7604 (the “Notice”) from the Attorneys General of New York, New Jersey and Connecticut and from the Pennsylvania Department of Environmental Protection (“PADEP”). The Notice alleged that Allegheny made major modifications to some of its West Virginia facilities in violation of the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act at the following coal-fired facilities: Albright Unit No. 3; Fort

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Martin Units No. 1 and 2; Harrison Units No. 1, 2 and 3; Pleasants Units No. 1 and 2 and Willow Island Unit No. 2. The Notice also alleged PSD violations at the Armstrong, Hatfield’s Ferry and Mitchell generation stations in Pennsylvania and identifies PADEP as the lead agency regarding those facilities. On September 8, 2004, AE, AE Supply, Monongahela and West Penn received a separate Notice of Intent to Sue from the Maryland Attorney General that essentially mirrored the previous Notice.

On January 6, 2005, AE Supply and Monongahela filed a declaratory judgment action against the Attorneys General of New York, Connecticut and New Jersey in federal district court in West Virginia (“West Virginia DJ Action”). This action requests that the court declare that AE Supply’s and Monongahela’s coal-fired generation facilities in Pennsylvania and West Virginia comply with the Clean Air Act. The Attorneys General filed a motion to dismiss the West Virginia DJ Action. It is also possible that the EPA and other state authorities may join or move to transfer the West Virginia DJ Action or, if it is dismissed, a new action filed by the Attorneys General.

On February 16, 2005, Citizens for Pennsylvania’s Future, an environmental group, sued Allegheny in the U.S. District Court for the Western District of Pennsylvania. The action alleges violations of opacity limits and particulate matter emission limits at the Hatfield’s Ferry generation facility.

On June 28, 2005, the PA DEP and the Attorneys General of New York, New Jersey, Connecticut and Maryland filed suit against AE, AE Supply and the Distribution Companies in the United States District Court for the Western District of Pennsylvania (“PA Enforcement Action”). This action alleges NSR violations under the federal Clean Air Act and the Pennsylvania Air Pollution Control Act at the Hatfield’s Ferry, Armstrong and Mitchell facilities in Pennsylvania. The PA Enforcement Action appears to raise the same issues regarding Allegheny’s Pennsylvania plants that are before the federal District Court in the West Virginia DJ Action, except that the PA Enforcement Action also includes the PA DEP and the Maryland AG. If the Attorneys General’s motion to dismiss the West Virginia DJ Action is denied, Allegheny plans to file a motion to stay the PA Enforcement Action or have the PE Enforcement Action transferred to and consolidated with the West Virginia DJ Action.

Allegheny intends to vigorously pursue and defend against the environmental matters described above but cannot predict their outcomes.

Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) Claim: On March 4, 1994, Monongahela and certain affiliated companies received notice that the EPA had identified them as potentially responsible parties (“PRPs”) with respect to the Jack’s Creek/Sitkin Smelting Superfund Site in Pennsylvania. Initially, approximately 175 PRPs were involved; however, the current number of active PRPs has been reduced as a result of settlements with de minimis contributors and other contributors to the site. The costs of remediation will be shared by all past and active responsible parties. In 1999, a PRP group that included Monongahela and certain affiliated companies entered into a consent order with the EPA to remediate the site. It is currently estimated that the total remediation costs to be borne by all of the responsible parties will not exceed $30.0 million. Allegheny has an accrued liability representing its estimated share of the remediation costs as of June 30, 2005.

Claims Related to Alleged Asbestos Exposure: The Distribution Companies have been named as defendants, along with multiple other defendants, in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites. These suits have been brought mostly by seasonal contractors’ employees and do not involve allegations of either the manufacture, sale or distribution of asbestos-containing products by Allegheny. These asbestos suits arise out of historical operations and are related to the installation and removal of asbestos-containing materials at Allegheny’s generation facilities. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Asbestos-related litigation expenses have to date been reimbursed in full by recoveries from these historical insurers, and Allegheny believes that it has sufficient insurance to respond fully to the asbestos suits. Certain insurers, however, have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in two asbestos insurance-related actions, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al., Case No. 21-C-03-16733 (Washington County, Md.), and Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s London and London Market Companies, et al., Civil Action No. 03-C-281 (Monongalia County, W.Va.). The parties in these actions are seeking an allocation of responsibility for historic and potential future asbestos liability. Allegheny and numerous others are plaintiffs in a

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

similar action filed against Zurich Insurance Company in California, Fuller-Austin Asbestos Settlement Trust, et al. v. Zurich-American Insurance Co., et al., Case No. CGC 04 431719 (Superior Court of California, County of San Francisco).

In connection with a settlement, Allegheny received payment from one of its insurance companies in the amount of $625,000 on July 5, 2005, with the next payment of $625,000 due July 1, 2006. As part of the settlement, Allegheny released this insurance company from potential liabilities associated with claims against Allegheny alleging asbestos exposure.

Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. Allegheny believes that it has established adequate reserves, net of insurance receivables and recoveries, to cover existing and future asbestos claims. As of July 9, 2005, Allegheny had 826 open cases remaining in West Virginia, and five in Pennsylvania.

Allegheny intends to vigorously defend against these actions but cannot predict their outcomes.

Other Litigation

Putative Class Actions Under California Statutes: Eight related putative class action lawsuits were filed against and served on AE Supply and more than two dozen other named defendant power suppliers in various California superior courts during 2002. These class action suits were removed from state court and transferred to the U.S. District Court for the Southern District of California. Seven of the suits were commenced by consumers of wholesale electricity in California. The eighth, Millar v. Allegheny Energy Supply Co., et al., was filed on behalf of California consumers and taxpayers. The complaints allege, among other things, that AE Supply and the other defendant power suppliers violated California’s antitrust statute and the California unfair business practices statutes by manipulating the California electricity market. The suits also challenge the validity of various long-term power contracts with the State of California, including the CDWR contract.

On August 25, 2003, the U.S. District Court granted AE Supply’s motion to dismiss the seven consumer class actions with prejudice. On February 25, 2005, the United States Court of Appeals for the Ninth Circuit affirmed the District Court’s judgment dismissing the seven class actions with prejudice.

The District Court separately granted plaintiffs’ motion to remand in the eighth action, Millar, on July 9, 2003. On December 18, 2003, the plaintiffs filed an amended complaint in California state court, solely on behalf of consumers, naming certain additional defendants, including The Goldman Sachs Group, Inc. (“Goldman Sachs”). The case was removed to federal court based on the amended complaint. On January 11, 2005, the federal district court remanded the case back to the state court in San Francisco. On May 6, 2005, the defendants in the Millar action filed a series of demurrers seeking to have the action dismissed. The state court has scheduled oral argument on those demurrers on September 7, 2005.

Under the terms of the agreement relating to the sale of the CDWR contract, AE Supply and one of its affiliates have agreed to indemnify Goldman Sachs and its affiliate J. Aron & Company, under certain conditions, for any losses arising out of the class action litigation up to the amount of the purchase price. AE Supply issued a guarantee to J. Aron & Company in connection with this indemnification obligation.

AE Supply intends to vigorously defend against these actions but cannot predict their outcomes.

Nevada Power Contracts: On December 7, 2001, Nevada Power Company (“NPC”) filed a complaint with FERC against AE Supply seeking action by FERC to modify prices payable to AE Supply under three trade confirmations between Merrill Lynch and NPC. NPC’s claim was based, in part, on the assertion that dysfunctional California spot markets had an adverse effect on the prices NPC was able to negotiate with Merrill Lynch under the contracts. NPC filed substantially identical complaints against a number of other energy suppliers. On December 19, 2002, the Administrative Law Judge (“ALJ”) issued findings that no contract modification was warranted. The ALJ determined in favor of NPC that AE Supply, rather than Merrill Lynch, was a proper subject of NPC’s complaint.

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On June 26, 2003, FERC affirmed the ALJ’s decision upholding the long-term contracts negotiated between NPC and Merrill Lynch, among others, and did not render a decision on whether AE Supply, rather than Merrill Lynch, was the real party in interest. On November 10, 2003, FERC issued an order, on rehearing, affirming its conclusion that the long-term contracts should not be modified. Snohomish County and other parties filed petitions for review of FERC’s June 26, 2003 order with the U.S. Court of Appeals for the Ninth Circuit (the “NPC Petitions”). On December 17, 2003, AE Supply filed a motion to intervene in this proceeding in the Ninth Circuit. The Ninth Circuit heard oral argument in these cases on December 8, 2004. The NPC Petitions were consolidated in the Ninth Circuit.

AE Supply intends to vigorously defend against these actions but cannot predict their outcomes.

Sierra/Nevada: On April 2, 2003, NPC and Sierra Pacific Resources, Inc. (together, “Sierra/Nevada”) initiated a lawsuit in U.S. District Court in Nevada against AE and AE Supply, together with Merrill Lynch & Co. and Merrill Lynch Capital Services, Inc. (together, “Merrill”). The complaint alleged that AE, AE Supply and Merrill engaged in fraudulent conduct in connection with NPC’s application to the Public Utilities Commission of Nevada (the “Nevada PUC”) for a deferred energy accounting adjustment, which allegedly caused the Nevada PUC to disallow $180 million of NPC’s deferred energy expenses. Sierra/Nevada asserted claims against AE and AE Supply for: (a) tortious interference with Sierra/Nevada’s contractual and prospective economic advantages; (b) conspiracy and (c) violations of the Nevada state Racketeer Influenced and Corrupt Organization (“RICO”) Act. Sierra/Nevada filed an amended complaint on May 30, 2003, which asserted a fourth cause of action against AE and AE Supply for wrongful hiring and supervision. Sierra/Nevada seeks $180 million in compensatory damages plus attorneys’ fees and seeks in excess of $850 million under the RICO count. AE and AE Supply filed motions to dismiss the complaints on May 6, 2003 and June 23, 2003. Thereafter, plaintiffs filed a motion to stay the action, pending the outcome of certain state court proceedings in which they are parties. On April 4, 2005, the District Court granted the stay motion, and the action is currently stayed.

AE Supply intends to vigorously defend against this action but cannot predict its outcome.

Litigation Involving Merrill Lynch: AE and AE Supply entered into an asset purchase agreement with Merrill Lynch and affiliated parties in 2001, under which AE and AE Supply purchased Merrill Lynch’s energy marketing and trading business for approximately $489 million and an equity interest in AE Supply of nearly 2%. The asset purchase agreement provided that Merrill Lynch would have the right to require AE to purchase Merrill Lynch’s equity interest in AE Supply for $115 million plus interest calculated from March 16, 2001 in the event that certain conditions were not met.

On September 24, 2002, certain Merrill Lynch entities filed a complaint against AE in the U.S. District Court for the Southern District of New York, alleging that AE breached the asset purchase agreement by failing to repurchase the equity interest in AE Supply from Merrill Lynch and seeking damages in excess of $125 million. On September 25, 2002, AE and AE Supply filed an action against Merrill Lynch in New York state court. The complaint in that action alleged that Merrill Lynch fraudulently induced AE to enter into the purchase agreement and that Merrill Lynch breached certain representations and warranties contained in the agreement.

On May 29, 2003, the U.S. District Court for the Southern District of New York denied AE’s motion to stay Merrill Lynch’s action and ordered that AE and AE Supply assert their claims against Merrill Lynch, which were initially brought in New York state court, as counterclaims in Merrill Lynch’s federal court action. As a result, AE and AE Supply dismissed the New York state action and filed an answer and asserted affirmative defenses and counterclaims against Merrill Lynch in the U.S. District Court for the Southern District of New York. The counterclaims, as amended, alleged that Merrill Lynch fraudulently induced AE and AE Supply to enter into the purchase agreement, that Merrill Lynch breached certain representations and warranties contained in the purchase agreement, that Merrill Lynch negligently misrepresented certain facts relating to the purchase agreement and that Merrill Lynch breached fiduciary duties owed to AE and AE Supply. The counterclaims seek damages in excess of $605 million, among other relief.

On November 24, 2003, the court dismissed AE and AE Supply’s counterclaim for rescission and struck their demand for a jury trial. On February 2, 2005, following discovery, the parties filed separate motions for summary judgment. On April 12, 2005, the court granted Merrill Lynch’s motion for summary judgment on its

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

breach of contract claim, thereby requiring AE to purchase Merrill Lynch’s equity interest in AE Supply for $115 million plus interest from March 16, 2001, to be offset by any judgment in favor of AE and AE Supply on their counterclaims. The court denied Merrill Lynch’s summary judgment motion with respect to AE and AE Supply’s counterclaims for fraudulent inducement and breach of contract, and granted Merrill Lynch’s motion with respect to the counterclaims for breach of fiduciary duty and negligent misrepresentations. The court also denied AE and AE Supply’s motion for partial summary judgment on their breach of contract claims.

In May and June of 2005, the court conducted a trial with respect to the damages owed Merrill Lynch on its breach of contract claim and with respect to AE and AE Supply’s counterclaims for fraudulent inducement and breach of contract. Following the trial, on July 18, 2005, the court entered an order: (a) ruling against AE and AE Supply on their fraudulent inducement and breach of contract claims; (b) requiring AE to pay $115 million plus interest to Merrill Lynch; and (c) requiring Merrill Lynch to return its equity interest in AE Supply to AE. Allegheny intends to appeal the court’s ruling but cannot predict the outcome. Although AE will not be required to pay Merrill Lynch the amount of the judgment while the appeal is pending, it likely will be required to post some form of collateral.

As a result of the court ruling, AE recorded a charge during the first quarter of 2005 in the amount of $38.5 million, representing interest from March 16, 2001 through March 31, 2005, and continues to accrue interest expense thereafter.

The federal government is holding certain assets of Daniel L. Gordon, the former head of energy trading for AE Supply. Both AE and AE Supply, on the one hand, and Merrill Lynch, on the other hand, filed petitions with the U.S. District Court for the Southern District of New York claiming rights to the funds. In June 2005, AE, AE Supply, Merrill Lynch and the U.S. Attorney’s Office entered into a settlement agreement pursuant to which AE Supply and Merrill Lynch will receive equal portions of certain of the assets held by the federal government. AE Supply has received approximately $11 million from the forfeited assets and may receive additional amounts if certain funds are released from a separate escrow.

Putative Shareholder, Benefit Plan Class Actions and Derivative Actions: From October 2002 through December 2002, plaintiffs claiming to represent purchasers of AE’s securities filed 14 putative class action lawsuits against AE and several of its former senior managers in U.S. District Courts for the Southern District of New York and the District of Maryland. The complaints alleged that AE and senior management violated federal securities laws when AE purchased Merrill Lynch’s energy marketing and trading business with the knowledge that the business was built on illegal wash or round-trip trades with Enron, which the complaints alleged artificially inflated trading revenue, volume and growth. The complaints asserted that AE’s fortunes fell when Enron’s collapse exposed what plaintiffs claim were illegal trades in the energy markets. All of the securities cases were transferred to the District of Maryland and consolidated. The plaintiffs filed an amended complaint on May 3, 2004 that alleged that the defendants violated federal securities laws by failing to disclose weaknesses in Merrill Lynch’s energy marketing and trading business, as well as other internal control and accounting deficiencies. The amended complaint seeks unspecified compensatory damages and equitable relief. On July 2, 2004, the defendants moved to dismiss the amended complaint. Plaintiffs have opposed the motion and it remains outstanding.

In February and March 2003, two putative class action lawsuits were filed against AE in U.S. District Courts for the Southern District of New York and the District of Maryland. The suits alleged that AE and a senior manager violated ERISA by: (a) failing to provide complete and accurate information to plan beneficiaries regarding the energy trading business, among other things; (b) failing to diversify plan assets; (c) failing to monitor investment alternatives; (d) failing to avoid conflicts of interest and (e) violating fiduciary duties. The ERISA cases were consolidated in the District of Maryland. On April 26, 2004, the plaintiffs in the ERISA cases filed an amended complaint, adding a number of current and former directors of AE as defendants and clarifying the nature of their claims. On June 25, 2004, the defendants filed a motion to dismiss the amended complaint. Plaintiffs have opposed the motion and it remains outstanding.

In June 2003, a shareholder derivative action was filed against AE’s Board of Directors and several former senior managers in the Supreme Court of the State of New York for the County of New York. The suit alleges that the Board and senior management breached fiduciary duties to AE that have exposed AE to the securities class action lawsuits. The New York state court derivative action has been stayed pending the commencement of discovery in the securities cases. On April 8, 2005, a second shareholder derivative action was filed against AE’s

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Board of Directors and several former senior managers and former directors. The action was filed in the U.S. District Court for the District of Maryland and consolidated with the securities class actions pending in that court. The Maryland derivative action contains allegations similar to the New York state court derivative action.

AE intends to vigorously defend against these actions but cannot predict their outcome.

Suits Related to the Gleason Generating Facility: Allegheny Energy Supply Gleason Generating Facility, LLC, a subsidiary of AE Supply, is the defendant in a suit brought in the Circuit Court for Weakley County, Tennessee, by residents living in the vicinity of the generation facility in Gleason, Tennessee. The original suit was filed on September 16, 2002. AE Supply purchased the generation facility in 2001. The plaintiffs are asserting claims based on trespass and/or nuisance, claiming personal injury and property damage as a result of noise from the generation facility. They seek a restraining order with respect to the operation of the plant and damages of $200 million. A mediation session was held on June 17, 2004, but the parties did not reach settlement. AE has undertaken property purchases and other mitigation measures. AE intends to vigorously defend against this action but cannot predict its outcome.

AE Supply has demanded indemnification from Siemens Westinghouse, the manufacturer of the turbines used in the Gleason Generating Facility, pursuant to the terms of the related equipment purchase agreement. On October 17, 2002, Siemens Westinghouse filed a declaratory judgment action in the Court of Common Pleas of Allegheny County, Pennsylvania, against AE Supply and its subsidiary seeking a declaration that the prior owner released Siemens Westinghouse from this liability through a release executed after AE Supply purchased the Gleason facility. On May 6, 2004, AE Supply filed a motion for summary judgment to dismiss the declaratory judgment action. The motion for summary judgment was granted on September 7, 2004. On October 6, 2004, Siemens Westinghouse appealed the dismissal of the declaratory judgment action. Allegheny intends to vigorously defend against this action but cannot predict its outcome.

SEC Matters: On October 9, October 25 and November 5, 2002, AE received subpoenas from the SEC. The subpoenas principally concerned: (a) the departure of Daniel L. Gordon; (b) AE’s litigation with Merrill Lynch; (c) AE Supply’s valuation and management of its trading business; (d) AE’s November 4, 2002 press release concerning its financial statements; (e) the departure of AE’s and its subsidiaries’ Controller, Thomas Kloc, in June 2002 and (f) AE’s acquisition of power plants from Enron. AE and AE Supply responded to the subpoenas.

On January 16, 2004, the SEC requested that AE voluntarily produce certain documents in connection with an informal investigation of AE, and the SEC has since requested the voluntary production of additional documents. AE has responded to the SEC’s requests for documents. The SEC also has taken testimony from several current and former employees and has expressed an intention to take testimony from additional current and former employees. AE is cooperating fully with the SEC.

LTI Arbitration: On April 22, 2004, Leasing Technologies International, Inc. and its shareholders (collectively, “LTI”) filed a demand for arbitration against Allegheny Ventures and AE before the American Arbitration Association. In December 2000, Allegheny Ventures entered into an agreement to acquire LTI, an equipment leasing company. Allegheny Ventures terminated the agreement on May 4, 2003. LTI alleges that the termination of the agreement was unjustified and seeks damages in an unspecified amount for breach of the agreement, as well as other consequential damages. On June 11, 2004, AE and Allegheny Ventures filed an answer to LTI’s demand, denying all claims. The arbitration hearing currently is scheduled to begin in November 2005. Allegheny intends to vigorously defend against this action, but cannot predict its outcome.

Ordinary Course of Business: The registrants are from time to time involved in litigation and other legal disputes in the ordinary course of business. Each registrant is of the belief that there are no other legal proceedings that could have a material adverse effect on its business or financial condition.

NOTE 17: SUBSEQUENT EVENTS

On July 21, 2005, AE Supply obtained a secured credit facility comprised of a term loan (the “New AE Supply Term Loan”) of $1.07 billion. Proceeds from the New AE Supply Term Loan were used, in part, to refinance approximately $738 million outstanding under the prior AE Supply loan. Proceeds from the New AE Supply Term Loan will also be used to redeem AE Supply’s 10.25% Senior Notes due 2007, which have a

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

principal amount outstanding of approximately $331 million. The New AE Supply Term Loan matures in 2011, and has an initial interest rate equal to LIBOR plus 1.75%. The interest rate will improve to LIBOR plus 1.50% if AE Supply’s credit ratings improve from current levels. AE Supply will use cash on hand and may also borrow under the Revolving Facility to redeem its 13.0% Senior Notes due 2007, which have a principal amount outstanding of approximately $35 million, and pay associated costs. AE Supply issued a Notice of Redemption to holders of record of the 10.25% and 13.0% Senior Notes outlining the terms and conditions of the anticipated redemption, which is expected to occur on August 22, 2005. AE Supply expects to take a pre-tax charge of approximately $34 million during the third quarter of 2005 to reflect the premium paid and costs associated with the redemptions.

On August 2, 2005, Monongahela signed a definitive agreement to sell its Ohio service territory to American Electric Power’s (“AEP”) Columbus Southern subsidiary for net cash proceeds of approximately $55 million. Under terms of the agreement, Monongahela will transfer its Ohio transmission and distribution assets to AEP. The sale will include a power purchase agreement under which Monongahela will provide generation service to AEP for the Ohio retail customer base through May 31, 2007 at $45 per megawatt-hour. As the rate under the power purchase agreement is below market rates, Monongahela expects to record a loss on the sale. The agreement is subject to certain closing conditions, third party consents and state and federal regulatory approvals. If approved, the sale is expected to close by the end of 2005.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Operating revenues	$178,117	$160,266	$364,698	$340,423

Operating expenses:
Fuel consumed in electric generation	33,281	25,057	68,258	57,719
Purchased power and transmission	54,839	51,194	113,497	92,538
Operations and maintenance	52,205	64,826	96,116	117,292
Depreciation and amortization	16,734	16,335	33,504	32,601
Taxes other than income taxes	12,693	12,639	25,426	25,020

Total operating expenses	169,752	170,051	336,801	325,170

Operating income (loss)	8,365	(9,785)	27,897	15,253

Other income and expenses, net (Note 8)	3,480	2,758	5,712	4,741

Interest expense	10,618	10,791	21,361	21,399

Income (loss) from continuing operations before income taxes	1,227	(17,818)	12,248	(1,405)

Income tax (benefit) expense from continuing operations	(7,862)	(7,188)	(8,163)	1,537

Income (loss) from continuing operations	9,089	(10,630)	20,411	(2,942)

(Loss) income from discontinued operations, net of tax (Note 3)	(6,501)	(1,133)	4,370	9,832

Net income (loss)	$2,588	$(11,763)	$24,781	$6,890

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(In thousands)	2005	2004
Cash Flows From Operating Activities:
Net income	$24,781	$6,890

Adjustments for discontinued operations and non-cash charges and (credits):
Income from discontinued operations, net	(4,370)	—
Depreciation and amortization	33,504	37,668
Gain on asset sales	(64)	(61)
Deferred investment credit and income taxes, net	1,761	32,827
Deferred energy costs, net	—	14,490
Other, net	(420)	1,067

Changes in certain assets and liabilities:
Accounts receivable, net	(6,177)	16,468
Materials, supplies and fuel	(1,074)	17,015
Taxes receivable/accrued, net	(14,192)	(37,516)
Prepaid taxes	7,464	8,056
Collateral deposits	(9,540)	—
Accounts payable	(4,812)	(4,362)
Accounts payable to affiliates, net	32,963	(16,143)
Assets and liabilities held for sale	17,134	—
Other, net	2,798	(9,548)

Net cash provided by operating activities	79,756	66,851

Cash Flows From Investing Activities:
Capital expenditures	(30,657)	(33,960)
Proceeds from sale of assets	129	68
Other investments	—	(1)

Net cash used in investing activities	(30,528)	(33,893)

Cash Flows From Financing Activities:
Note receivable from affiliate	(42,995)	(47,305)
Note payable to affiliate	—	78
Net repayments of short-term debt	—	(53,610)
Issuance of long-term debt	—	117,334
Retirement of long-term debt	—	(8)
Cash dividends paid on capital stock:
Preferred stock	(2,519)	(2,519)
Common stock	—	(13,195)

Net cash (used in) provided by financing activities	(45,514)	775

Net increase in cash and cash equivalents	3,714	33,733
Cash and cash equivalents at beginning of period	45,092	43,971

Cash and cash equivalents at end of period	$48,806	$77,704

Supplemental Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$12,022	$11,384

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$48,806	$45,092
Accounts receivable:
Customer	44,059	39,736
Unbilled utility revenue	38,218	36,332
Wholesale and other	4,016	4,399
Allowance for uncollectible accounts	(2,283)	(2,616)
Note receivable from affiliate	47,200	4,205
Materials and supplies	15,875	17,123
Fuel	17,632	15,310
Prepaid taxes	14,115	21,579
Assets held for sale (Note 3)	115,236	147,862
Collateral deposits	9,540	—
Regulatory assets	4,702	4,702
Other	3,756	4,638

Total current assets	360,872	338,362

Property, Plant and Equipment, Net:
Generation	942,558	938,214
Transmission	292,065	291,558
Distribution	965,354	945,431
Other	81,606	82,767
Accumulated depreciation	(892,526)	(869,077)

Subtotal	1,389,057	1,388,893
Construction work in progress	16,605	15,533

Total property, plant and equipment, net	1,405,662	1,404,426

Investments and Other Assets:
Assets held for sale (Note 3)	169,314	176,742
Investment in AGC	47,875	46,055
Other	3,778	4,033

Total investments and other assets	220,967	226,830

Deferred Charges:
Regulatory assets	100,576	99,502
Other	7,987	12,307

Total deferred charges	108,563	111,809

Total Assets	$2,096,064	$2,081,427

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(unaudited)

(In thousands)	June 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts payable	$33,480	$38,292
Accounts payable to affiliates, net	44,905	11,534
Accrued taxes	38,125	40,833
Deferred income taxes	302	5,344
Accrued interest	8,794	8,794
Liabilities associated with assets held for sale (Note 3)	67,559	95,501
Other	27,130	28,078

Total current liabilities	220,295	228,376

Long-term Debt (Note 2)	684,103	684,001

Deferred Credits and Other Liabilities:
Investment tax credit	1,516	2,590
Non-current income taxes payable	45,671	45,671
Deferred income taxes	189,781	190,511
Obligations under capital leases	7,309	8,747
Regulatory liabilities	248,948	243,974
Liabilities associated with assets held for sale (Note 3)	99,252	100,988
Other	24,306	24,197

Total deferred credits and other liabilities	616,783	616,678

Commitments and Contingencies (Note 9)

Preferred Stock	74,000	74,000

Common Stockholder’s Equity:

Common stock—$50 par value per share, 8,000,000 shares authorized and 5,891,000 shares outstanding	294,550	294,550
Other paid-in capital	111,556	111,182
Retained earnings	94,820	72,557
Accumulated other comprehensive (loss) income	(43)	83

Total common stockholder’s equity	500,883	478,372

Total Liabilities and Stockholder’s Equity	$2,096,064	$2,081,427

See accompanying Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Monongahela Power Company, together with its consolidated subsidiaries (“Monongahela”), is a wholly owned subsidiary of Allegheny Energy, Inc. (“AE,” and together with its consolidated subsidiaries, “Allegheny”). Monongahela, along with its wholly owned subsidiary Mountaineer Gas Company (“Mountaineer”) and its regulated utility affiliates, The Potomac Edison Company (“Potomac Edison”) and West Penn Power Company (“West Penn”), collectively doing business as Allegheny Power, operates electric and natural gas transmission and distribution (“T&D”) systems. Monongahela operates electric T&D systems in Ohio and West Virginia and natural gas T&D systems in West Virginia. Monongahela also generates power for its West Virginia customers. Monongahela has two principal business segments. The Generation and Marketing segment includes Monongahela’s power generation operations. The Delivery and Services segment includes Monongahela’s electric T&D operations.

Monongahela is subject to regulation by the Securities and Exchange Commission (“SEC”), the Public Service Commission of West Virginia, the Public Utilities Commission of Ohio and the Federal Energy Regulatory Commission.

Allegheny Energy Service Corporation (“AESC”) is a wholly owned subsidiary of AE that employs substantially all of the people who work at Monongahela and its subsidiaries.

The accompanying unaudited interim financial statements of Monongahela should be read in conjunction with the Combined Annual Report on Form 10-K of AE, Monongahela, Potomac Edison and Allegheny Generating Company for the year ended December 31, 2004 (the “2004 Annual Report on Form 10-K”).

The interim financial statements included herein have been prepared by Monongahela, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. Management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited interim financial statements included herein reflect all normal recurring adjustments that are necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2005 and 2004, cash flows for the six months ended June 30, 2005 and 2004 and financial position at June 30, 2005 and December 31, 2004. Because of the seasonal nature of Monongahela’s utility operations, results for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For more information on the seasonal nature of Monongahela’s utility operations, see Part I, Item 1, Risk Factors, “Other Risk Factors Associated with Our Business,” in the 2004 Annual Report on Form 10-K.

During the third quarter of 2004, Monongahela entered into an agreement to sell its West Virginia natural gas operations. The results of operations relating to these assets have been reclassified to discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. In accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the assets and liabilities associated with these discontinued operations have been reclassified as held for sale in the Consolidated Balance Sheets as of, and subsequent to, the date that held for sale criteria were met.

Certain amounts in the financial statements have been reclassified for comparative purposes.

Federal and State Income Taxes. Allegheny allocates income tax expense (benefit) to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly and year to date tax rates from the statutory rates for certain of Allegheny’s subsidiaries, depending on the level of pre-tax income. Income tax expense (benefit) differs from an amount calculated at the federal statutory income tax rate of 35%, principally due to state income taxes, consolidated tax savings, tax credits, the effects of utility rate-making and certain non-deductible expenses, as well as an additional tax benefit recorded during the second quarter of 2005, which is described below.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the second quarter of 2005, Allegheny determined that it had not claimed certain income tax deductions in its 2003 income tax returns relating to commodity trading contracts. Allegheny plans to file amended 2003 federal and state income tax returns to claim these additional deductions, which will increase Monongahela’s allocated share of consolidated tax savings. Accordingly, Monongahela recorded a tax benefit of $4.3 million during the second quarter of 2005 to recognize the additional tax savings. The effect of this adjustment was not considered material to Monongahela’s results of operations for the three or six months ended June 30, 2005 or the year ended December 31, 2003.

NOTE 2: DEBT

Monongahela did not issue or redeem any debt during the three and six months ended June 30, 2005.

At June 30, 2005, contractual maturities for long-term debt for the remainder of 2005 and for full years thereafter, excluding unamortized discounts of $1.7 million, are as follows:

(In millions)	2005	2006	2007	2008	2009	Thereafter	Total
First Mortgage Bonds	$—	$300.0	$—	$—	$—	$190.0	$490.0
Pollution Control Bonds	—	—	15.5	—	—	70.2	85.7
Medium-Term Notes	—	—	—	—	—	110.0	110.0

Total	$—	$300.0	$15.5	$—	$—	$370.2	$685.7

Liabilities associated with assets held for sale:
Other Notes	$3.3	$3.3	$3.4	$3.3	$13.4	$60.0	$86.7

At June 30, 2005, substantially all of Monongahela’s properties were held subject to liens of various relative priorities securing debt obligations.

NOTE 3: ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During the third quarter of 2004, Monongahela entered into an agreement to sell its West Virginia natural gas operations. The results of operations relating to these assets have been reclassified to discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. In accordance with the provisions of SFAS No. 144, the assets and liabilities associated with these discontinued operations have been reclassified as held for sale in the accompanying balance sheets.

The components of (loss) income from discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Operating revenues	$46.6	$41.1	$196.8	$190.0
Operating expenses	(46.0)	(42.5)	(176.2)	(171.1)
Other income	0.6	0.1	0.9	0.3
Interest expense	(2.0)	(2.1)	(4.1)	(4.1)

(Loss) income before income taxes	(0.8)	(3.4)	17.4	15.1
Income tax (expense) benefit	—	2.2	(6.7)	(5.3)
Impairment charge, net of tax	(5.7)	—	(6.3)	—

(Loss) income from discontinued operations, net of tax	$(6.5)	$(1.2)	$4.4	$9.8

Impairment charges reflected in the table above represent adjustments of the carrying values of assets held for sale to current estimates of sales proceeds, less costs to sell.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Assets held for sale and liabilities associated with assets held for sale were as follows:

(In millions)	June 30, 2005	December 31, 2004
Assets:
Current assets	$115.2	$147.8
Property, plant and equipment	157.1	163.7
Investments and other assets	6.8	6.8
Deferred charges	5.4	6.3

Total assets	$284.5	$324.6

Liabilities:
Current liabilities	$67.6	$95.5
Long-term debt	83.4	83.4
Deferred credits and other liabilities	15.9	17.6

Total liabilities	$166.9	$196.5

NOTE 4: INTANGIBLE ASSETS

Intangible assets included in “Property, Plant and Equipment, Net” on the Consolidated Balance Sheets were as follows:

	June 30, 2005		December 31, 2004
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land easements, amortized	$0.5	$0.2	$0.5	$0.2
Land easements, unamortized	31.8	—	31.8	—
Software	8.4	7.9	7.9	7.2

Total	$40.7	$8.1	$40.2	$7.4

In addition, “Assets held for sale” included intangible assets related to natural gas rights, amortized with a gross carrying amount of $6.7 million at June 30, 2005 and December 31, 2004 and accumulated amortization of $4.2 million and $4.0 million at June 30, 2005 and December 31, 2004, respectively.

Amortization expense for intangible assets, excluding Mountaineer, which is included in “Assets held for sale,” was $0.4 million and $0.7 million for the three months ended June 30, 2005 and 2004, respectively, and $0.7 million and $1.2 million for the six months ended June 30, 2005 and 2004, respectively.

Amortization expense is estimated to be $1.4 million annually for 2005 through 2009.

NOTE 5: ASSET RETIREMENT OBLIGATIONS (“AROs”)

Monongahela has AROs primarily related to ash landfills, underground and aboveground storage tanks and natural gas wells. Monongahela also has identified a number of AROs associated with certain of its electric generation and transmission assets that have not been recorded, because the fair value of these obligations cannot be reasonably estimated, primarily due to the indeterminate lives of the assets.

AROs were identified with respect to certain property, plant and equipment. The cost of removal of these assets currently is being recovered through the rate-making process. Monongahela believes it is probable that any difference between expenses under SFAS No. 143, “Accounting for Asset Retirement Obligations,” and expenses recovered currently in rates with respect to these assets will be recoverable in future rates. Therefore, Monongahela is deferring these costs as a regulatory asset.

For the six months ended June 30, 2005, Monongahela’s ARO balance increased $0.2 million, from $6.7 million at December 31, 2004 to $6.9 million at June 30, 2005, primarily due to accretion expense. In accordance with SFAS No. 144, Mountaineer’s $1.9 million ARO liability was recorded in liabilities associated with assets held for sale in the accompanying Consolidated Balance Sheets. See Note 3, “Assets Held for Sale and Discontinued Operations” to Monongahela’s Consolidated Financial Statements for additional information.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Estimated removal costs of $247.0 million and $241.8 million at June 30, 2005 and December 31, 2004, respectively, that are not qualified as AROs are being recovered through the ratemaking process. These costs are recorded by Monongahela as regulatory liabilities.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which will require entities with an ARO that is conditional on a future event to record the ARO, even if the event has not yet occurred and uncertainty exists as to the timing and method of settlement. This interpretation is effective for fiscal years ending after December 15, 2005. Retrospective application for interim periods is permitted but is not required. Obligations recorded as a result of the adoption of FIN 47 will be presented as a cumulative effect due to a change in accounting principle. Monongahela currently is evaluating the impact of FIN 47.

NOTE 6: BUSINESS SEGMENTS

Monongahela manages and evaluates its operations in two business segments, the Delivery and Services segment and the Generation and Marketing segment. The Delivery and Services segment includes Monongahela’s electric T&D operations. The Generation and Marketing segment owns, operates and manages electric generation capacity. The Generation and Marketing segment includes intersegment sales to provide energy to Monongahela’s Delivery and Services segment.

Monongahela accounts for intersegment sales based on cost or regulatory commission approved tariffs or contracts.

Monongahela entered into an agreement to sell its West Virginia natural gas operations during the third quarter of 2004. The results of operations for these assets have previously been reported as a component of the Delivery and Services segment. The results of operations for these assets have been reclassified to discontinued operations for all periods presented.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Business segment information is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Total operating revenues:
Delivery and Services	$161.7	$160.2	$339.0	$333.9
Generation and Marketing	91.7	71.1	182.7	157.4
Eliminations	(75.3)	(71.1)	(157.0)	(150.9)

Total	$178.1	$160.2	$364.7	$340.4

Depreciation and amortization:
Delivery and Services	$8.0	$7.8	$16.1	$15.5
Generation and Marketing	8.7	8.5	17.4	17.1

Total	$16.7	$16.3	$33.5	$32.6

Operating income (loss):
Delivery and Services	$10.2	$10.6	$31.1	$29.6
Generation and Marketing	(1.8)	(20.3)	(3.2)	(14.3)

Total	$8.4	$(9.7)	$27.9	$15.3

Interest expense:
Delivery and Services	$6.1	$6.4	$12.3	$11.9
Generation and Marketing	4.6	4.4	9.1	9.5

Total	$10.7	$10.8	$21.4	$21.4

Income (loss) from continuing operations:
Delivery and Services	$7.9	$3.6	$19.5	$9.2
Generation and Marketing	1.2	(14.2)	0.9	(12.1)

Total	$9.1	$(10.6)	$20.4	$(2.9)

(Loss) income from discontinued operations, net:

Delivery and Services	$(6.5)	$(1.2)	$4.4	$9.8

Net income (loss):
Delivery and Services	$1.4	$2.4	$23.9	$19.0
Generation and Marketing	1.2	(14.2)	0.9	(12.1)

Total	$2.6	$(11.8)	$24.8	$6.9

NOTE 7: PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Monongahela is responsible for its proportionate share of the net periodic cost for pension and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents provided by AESC. Monongahela’s share of the costs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Pension	$2.5	$2.1	$5.0	$4.4
Medical and life insurance	$1.6	$1.5	$3.2	$3.0

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8: OTHER INCOME AND EXPENSES, NET

Other income and expenses, net represents non-operating income and expenses before income taxes. The following table summarizes Monongahela’s other income and expenses, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Equity in earnings of AGC	$1.8	$1.3	$3.5	$2.9
Interest income	1.4	0.2	1.5	0.3
Premium services	0.1	0.9	0.2	0.9
Other	0.2	0.3	0.5	0.6

Total	$3.5	$2.7	$5.7	$4.7

NOTE 9: COMMITMENTS AND CONTINGENCIES

Reference is made to Item 8, Note 27, “Commitments and Contingencies,” in the 2004 Annual Report on Form 10-K.

Environmental Matters and Litigation

Allegheny is subject to various laws, regulations and uncertainties as to environmental matters. Compliance may require Allegheny to incur substantial additional costs to modify or replace existing and proposed equipment and facilities that may adversely affect the cost of future operations.

Clean Air Act Matters: Allegheny currently meets applicable standards for particulate matter emissions at its generation stations through the use of high-efficiency electrostatic precipitators, cleaned coal, flue-gas conditioning, optimization software and fuel combustion modifications and, at times, through reduction of output. From time to time, minor excursions of stack emission opacity that are normal to fossil fuel operations are experienced and accommodated by the regulatory process.

Allegheny meets current emission standards for sulfur dioxide (“SO2”) by using scrubbers, burning low-sulfur coal, purchasing cleaned coal (which has lower sulfur content), blending lower-sulfur coal with higher sulfur coal and using emission allowances.

Allegheny’s compliance with the Clean Air Act of 1970 (the “Clean Air Act”) has required, and may require in the future, that Allegheny install expensive post-combustion control technologies on many of its generation stations. The Clean Air Interstate Rule promulgated by the United States Environmental Protection Agency (the “EPA”) on March 10, 2005 may accelerate the need to install this equipment by phasing out a portion of currently available allowances.

The Clean Air Act mandates annual reductions of SO2 and created a SO2 emission allowance trading program. AE Supply and Monongahela comply with current SO2 emission standards through a system-wide plan combining the use of emission controls, lower sulfur fuel and emission allowances. Based on current forecasts, Allegheny estimates that it will not be required to purchase SO2 allowances for 2005 or 2006 and estimates that it may be required to purchase an average of less than 50,000 tons of allowances per year for 2007 and 2008. Allegheny’s allowance needs, to a large extent, are affected at any given time by the amount of output produced and the type of fuel used by its generation facilities, and the level of implementation of environmental controls. Therefore, there can be no assurance that Allegheny’s need to purchase SO2 allowances for these periods will not vary from current estimates.

In 1998, the EPA finalized its Nitrogen Oxide (“NOx”) State Implementation Plan (“SIP”) call rule (known as the “NOx SIP call”), which addressed the regional transport of ground-level ozone and required the equivalent of a uniform 0.15 lb/mmBtu emission rate throughout a 22-state region, including Pennsylvania, Maryland and West Virginia. Compliance with the NOx SIP call was required beginning in May 2004. Pennsylvania and Maryland implemented their respective SIP call rules in May 2003. West Virginia’s SIP call rules were effective as of May 2004.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

AE Supply and Monongahela have completed installation of substantially all NOx controls to meet the Pennsylvania, Maryland and West Virginia SIP calls. These NOx controls include selective catalytic reduction at the Harrison and Pleasants generation stations and selective noncatalytic reduction at the Hatfield’s Ferry and Fort Martin generation stations, as well as burner modifications at the Mitchell generation station. The NOx compliance plan functions on a system-wide basis, similar to the SO2 compliance plan. AE Supply and Monongahela also have the option, in some cases, to purchase alternate fuels or NOx allowances, if needed, to supplement their compliance strategies. Allegheny currently estimates that its emission control activities, in concert with its inventory of banked allowances, will facilitate its compliance with NOx limits established by the SIP through 2008. Allegheny’s allowance needs, to a large extent, are affected at any given time by the amount of output produced and the type of fuel used by its generation facilities. Allegheny’s capital expenditure forecast includes the expenditure of $4.7 million of capital costs during the 2005 through 2007 period for additional NOx emission controls.

On March 15, 2005, the EPA issued the Clean Air Mercury Rule (“CAMR”) establishing a cap and trade system designed to reduce mercury emissions from coal-fired power plants in two phases due 2010 and 2018. This rule will be implemented through state implementation plans currently under development. The rule has been challenged by several parties. AE is currently assessing CAMR and its strategy for compliance.

Clean Air Act Litigation: In August 2000, AE received a letter from the EPA requesting that it provide information and documentation relevant to the operation and maintenance of the following ten electric generation stations, which collectively include 22 generation units: Albright, Armstrong, Fort Martin, Harrison, Hatfield’s Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith and Willow Island. AE Supply and Monongahela own these generation stations. The letter requested information under Section 114 of the Clean Air Act to determine compliance with the Clean Air Act and related requirements, including potential application of the New Source Review (“NSR”) standards of the Clean Air Act, which can require the installation of additional emission control equipment when the major modification of an existing facility results in an increase in emissions. AE provided responsive information to this and a subsequent request. A meeting between the EPA and AE was held on July 16, 2003. At this time, AE is engaged in continuing discussions with the EPA with respect to environmental matters, including NSR issues.

If NSR requirements are imposed on Allegheny’s generation stations, in addition to the possible imposition of fines, compliance would entail significant capital investments in pollution control technology. There are three recent, significant federal court decisions that have addressed the application of NSR requirements to electric utility generating units: the Ohio Edison decision, the Duke Energy decision and the Alabama Power decision. The Ohio Edison decision is favorable to the EPA. The Duke Energy and Alabama Power decisions support the industry’s understanding of NSR requirements. The United States Court of Appeals for the Fourth Circuit affirmed the Duke Energy decision on June 15, 2005. In 2003, the U.S. EPA issued the Equipment Replacement Rule, which set forth a clearer set of rules for projects that may be undertaken without triggering NSR requirement. This rule would apply the Routine Maintenance, Repair and Replacement (“RMRR”) exception to the NSR requirement in a manner that is more consistent with the energy industry’s historical compliance approach. That rule was challenged by some states and environmental groups and, on December 24, 2003, the U.S. Court of Appeals for the District of Columbia Circuit issued an order to stay the implementation of that rule. At this time, AE and its subsidiaries are not able to determine the effect that these actions may have on them.

On May 20, 2004, AE, AE Supply, Monongahela and West Penn received a Notice of Intent to Sue Pursuant to Clean Air Act §7604 (the “Notice”) from the Attorneys General of New York, New Jersey and Connecticut and from the Pennsylvania Department of Environmental Protection (“PADEP”). The Notice alleged that Allegheny made major modifications to some of its West Virginia facilities in violation of the Prevention of Significant Deterioration (“PSD”) provisions of the Clean Air Act at the following coal-fired facilities: Albright Unit No. 3; Fort Martin Units No. 1 and 2; Harrison Units No. 1, 2 and 3; Pleasants Units No. 1 and 2 and Willow Island Unit No. 2. The Notice also alleged PSD violations at the Armstrong, Hatfield’s Ferry and Mitchell generation stations in Pennsylvania and identifies PADEP as the lead agency regarding those facilities. On September 8, 2004, AE, AE Supply, Monongahela and West Penn received a separate Notice of Intent to Sue from the Maryland Attorney General that essentially mirrored the previous Notice.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On January 6, 2005, AE Supply and Monongahela filed a declaratory judgment action against the Attorneys General of New York, Connecticut and New Jersey in federal district court in West Virginia (“West Virginia DJ Action”). This action requests that the court declare that AE Supply’s and Monongahela’s coal-fired generation facilities in Pennsylvania and West Virginia are in compliance with the Clean Air Act. The Attorneys General filed a motion to dismiss the West Virginia DJ Action. It is also possible that the EPA and other state authorities may join or move to transfer the West Virginia DJ Action or, if it is dismissed, a new action filed by the Attorneys General.

On February 16, 2005, Citizens for Pennsylvania’s Future, an environmental group, sued Allegheny in the U.S. District Court for the Western District of Pennsylvania. The action alleges violations of opacity limits and particulate matter emission limits at the Hatfield’s Ferry generation facility.

On June 28, 2005, the PA DEP and the Attorneys General of New York, New Jersey, Connecticut and Maryland filed suit against AE, AE Supply and the Distribution Companies in the United States District Court for the Western District of Pennsylvania (“PA Enforcement Action”). This action alleges NSR violations under the federal Clean Air Act and the Pennsylvania Air Pollution Control Act at the Hatfield’s Ferry, Armstrong and Mitchell facilities in Pennsylvania. The PA Enforcement Action appears to raise the same issues regarding Allegheny’s Pennsylvania plants that are before the federal District Court in the West Virginia DJ Action, except that the PA Enforcement Action also includes the PA DEP and the Maryland AG. If the Attorneys General’s motion to dismiss the West Virginia DJ Action is denied, Allegheny plans to file a motion to stay the PA Enforcement Action or have the PE Enforcement Action transferred to and consolidated with the West Virginia DJ Action.

Allegheny intends to vigorously pursue and defend against the environmental matters described above but cannot predict their outcomes.

Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) Claim: On March 4, 1994, Monongahela and certain affiliated companies received notice that the EPA had identified them as potentially responsible parties (“PRPs”) with respect to the Jack’s Creek/Sitkin Smelting Superfund Site in Pennsylvania. Initially, approximately 175 PRPs were involved; however, the current number of active PRPs has been reduced as a result of settlements with de minimis contributors and other contributors to the site. The costs of remediation will be shared by all past and active responsible parties. In 1999, a PRP group that included Monongahela and certain affiliated companies entered into a consent order with the EPA to remediate the site. It is currently estimated that the total remediation costs to be borne by all of the responsible parties will not exceed $30.0 million. Allegheny has an accrued liability representing its estimated share of the remediation costs as of June 30, 2005.

Claims Related to Alleged Asbestos Exposure: The Distribution Companies have been named as defendants, along with multiple other defendants, in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites. These suits have been brought mostly by seasonal contractors’ employees and do not involve allegations of either the manufacture, sale or distribution of asbestos-containing products by Allegheny. These asbestos suits arise out of historical operations and are related to the installation and removal of asbestos-containing materials at Allegheny’s generation facilities. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Asbestos-related litigation expenses have to date been reimbursed in full by recoveries from these historical insurers, and Allegheny believes that it has sufficient insurance to respond fully to the asbestos suits. Certain insurers, however, have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in two asbestos insurance-related actions, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al., Case No. 21-C-03-16733 (Washington County, Md.), and Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s London and London Market Companies, et al., Civil Action No. 03-C-281 (Monongalia County, W.Va.). The parties in these actions are seeking an allocation of responsibility for historic and potential future asbestos liability. Allegheny and numerous others are Plaintiffs in a similar action filed against Zurich Insurance Company in California, Fuller-Austin Asbestos Settlement Trust, et al. v. Zurich-American Insurance Co., et al., Case No. CGC 04 431719 (Superior Court of California, County of San Francisco).

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In connection with a settlement, Allegheny received payment from one of its insurance companies in the amount of $625,000 on July 5, 2005, with the next payment of $625,000 due July 1, 2006. As part of the settlement, Allegheny released this insurance company from potential liabilities associated with claims against Allegheny alleging asbestos exposure.

Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. Allegheny believes that it has established adequate reserves, net of insurance receivables and recoveries, to cover existing and future asbestos claims. As of July 9, 2005, Allegheny had 826 open cases remaining in West Virginia, and five in Pennsylvania.

Allegheny intends to vigorously defend against these actions but cannot predict their outcomes.

Ordinary Course of Business: Monongahela is from time to time involved in litigation and other legal disputes in the ordinary course of business. Monongahela is of the belief that there are no other legal proceedings that could have a material adverse effect on its business or financial condition.

NOTE 10: SUBSEQUENT EVENT

On August 2, 2005, Monongahela signed a definitive agreement to sell its Ohio service territory to American Electric Power’s (“AEP”) Columbus Southern subsidiary for net cash proceeds of approximately $55 million. Under terms of the agreement, Monongahela will transfer its Ohio transmission and distribution assets to AEP. The sale will include a power purchase agreement under which Monongahela will provide generation service to AEP for the Ohio retail customer base through May 31, 2007 at $45 per megawatt-hour. As the rate under the power purchase agreement is below market rates, Monongahela expects to record a loss on the sale. The agreement is subject to certain closing conditions, third party consents and state and federal regulatory approvals. If approved, the sale is expected to close by the end of 2005.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Operating revenues	$221,069	$216,711	$478,633	$463,880

Operating expenses:
Purchased power and transmission	153,094	150,344	330,894	321,964
Deferred energy costs, net	(1,805)	1,209	(619)	2,123
Operations and maintenance	25,528	25,180	51,038	52,714
Depreciation and amortization	10,756	9,811	21,412	19,552
Taxes other than income taxes	8,468	7,739	17,761	16,632

Total operating expenses	196,041	194,283	420,486	412,985

Operating income	25,028	22,428	58,147	50,895

Other income, net (Note 7)	1,940	2,130	3,163	2,910

Interest expense	6,784	7,665	13,882	15,452

Income before income taxes	20,184	16,893	47,428	38,353

Income tax expense	5,218	5,917	12,367	13,555

Net income	$14,966	$10,976	$35,061	$24,798

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(In thousands)	2005	2004
Cash Flows From Operating Activities:

Net income	$35,061	$24,798

Adjustments for non-cash charges and (credits):
Depreciation and amortization	21,412	19,552
Loss (gain) on asset sales	24	(295)
Deferred investment credit and income taxes, net	514	6,545
Deferred energy costs, net	(619)	2,123
Other, net	848	699

Changes in certain assets and liabilities:
Accounts receivable, net	(1,498)	5,912
Materials and supplies	(1,324)	(1,911)
Taxes receivable/accrued, net	(3,774)	(2,041)
Prepaid taxes	5,311	1,694
Accounts payable	6,328	7,166
Accounts payable to affiliates, net	(8,306)	(5,677)
Collateral deposits held	(8,117)	7,905
Other, net	4,303	4,773

Net cash provided by operating activities	50,163	71,243

Cash Flows From Investing Activities:
Capital expenditures	(32,872)	(31,404)
Proceeds from sale of assets	10,603	330
Decrease in restricted funds	8,117	—

Net cash used in investing activities	(14,152)	(31,074)

Cash Flows From Financing Activities:
Note receivable from affiliate	(2,045)	(18,199)
Cash dividends paid on common stock	(31,073)	(16,790)

Net cash used in financing activities	(33,118)	(34,989)

Net increase in cash and cash equivalents	2,893	5,180
Cash and cash equivalents at beginning of period	16,231	31,790

Cash and cash equivalents at end of period	$19,124	$36,970

Supplemental Cash Flow Information:
Cash paid for interest (net of amount capitalized)	$12,633	$14,834

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)	June 30, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$19,124	$16,231
Accounts receivable:
Customer	59,900	52,898
Unbilled utility revenue	33,802	40,057
Wholesale and other	4,869	4,634
Allowance for uncollectible accounts	(2,173)	(2,689)
Note receivable from affiliate	16,477	14,432
Materials and supplies	15,572	14,248
Taxes receivable	9,670	7,618
Deferred income taxes	3,102	2,948
Prepaid taxes	3,448	8,759
Regulatory assets	2,022	352
Other	3,959	13,888

Total current assets	169,772	173,376

Property, Plant and Equipment, Net:
Transmission	324,914	323,916
Distribution	1,193,001	1,160,307
Other	73,724	74,998
Accumulated depreciation	(483,680)	(470,008)

Subtotal	1,107,959	1,089,213
Construction work in progress	10,723	14,475

Total property, plant and equipment, net	1,118,682	1,103,688

Other Assets:
Assets held for sale (Note 3)	—	10,779
Other	9,568	9,529

Total other assets	9,568	20,308

Deferred Charges:
Regulatory assets	62,534	64,022
Other	3,854	4,186

Total deferred charges	66,388	68,208

Total Assets	$1,364,410	$1,365,580

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(unaudited)

(In thousands)	June 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts payable	$28,049	$21,721
Accounts payable to affiliates, net	40,227	48,968
Accrued taxes	7,965	9,687
Accrued interest	3,834	3,652
Other	25,265	31,005

Total current liabilities	105,340	115,033

Long-term Debt (Note 2)	417,985	417,908

Deferred Credits and Other Liabilities:
Investment tax credit	6,122	6,614
Non-current income taxes payable	57,561	57,561
Deferred income taxes	185,380	183,895
Obligations under capital leases	5,519	6,210
Regulatory liabilities	173,249	168,862
Other	8,165	8,397

Total deferred credits and other liabilities	435,996	431,539

Commitments and Contingencies (Note 10)

Stockholder’s Equity:
Common stock—$0.01 par value per share, 26,000,000 shares authorized and 22,385,000 shares outstanding	224	224
Other paid-in capital	221,144	221,144
Retained earnings	183,720	179,731
Accumulated other comprehensive income	1	1

Total stockholder’s equity	405,089	401,100

Total Liabilities and Stockholder’s Equity	$1,364,410	$1,365,580

See accompanying Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

The Potomac Edison Company, together with its consolidated subsidiaries (“Potomac Edison”), is a regulated wholly owned subsidiary of Allegheny Energy, Inc. (“AE,” and together with its consolidated subsidiaries, “Allegheny”). Potomac Edison, along with its regulated utility affiliates, Monongahela Power Company (“Monongahela”) and West Penn Power Company, collectively doing business as Allegheny Power, operates electric and natural gas transmission and distribution (“T&D”) systems. Potomac Edison operates an electric T&D system in Maryland, Virginia and West Virginia. Potomac Edison currently operates under a single business segment, Delivery and Services.

Potomac Edison is subject to regulation by the Securities and Exchange Commission (“SEC”), the Maryland Public Service Commission, the Public Service Commission of West Virginia, the Virginia State Corporation Commission and the Federal Energy Regulatory Commission.

Allegheny Energy Service Corporation (“AESC”) is a wholly owned subsidiary of AE that employs substantially all of the people who work at Potomac Edison and its subsidiaries.

The accompanying unaudited interim financial statements of Potomac Edison should be read in conjunction with the Combined Annual Report on Form 10-K of AE, Monongahela, Potomac Edison and Allegheny Generating Company (“AGC”) for the year ended December 31, 2004 (the “2004 Annual Report on Form 10-K”).

The interim financial statements included herein have been prepared by Potomac Edison, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. Management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited interim financial statements included herein reflect all normal recurring adjustments that are necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2005 and 2004, cash flows for the six months ended June 30, 2005 and 2004 and financial position at June 30, 2005 and December 31, 2004. Because of the seasonal nature of Potomac Edison’s utility operations, results for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For more information on the seasonal nature of Allegheny’s utility operations, see Part I, Item 1, Risk Factors, “Other Risk Factors Associated with Our Business,” in the 2004 Annual Report on Form 10-K.

Certain amounts in the financial statements have been reclassified for comparative purposes.

Federal and State Income Taxes. Allegheny allocates income tax expense (benefit) to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly and year to date tax rates from the statutory rates for certain of Allegheny’s subsidiaries, depending on the level of pre-tax income. Income tax expense (benefit) differs from an amount calculated at the federal statutory income tax rate of 35%, principally due to state income taxes, consolidated tax savings, tax credits, the effects of utility rate-making and certain non-deductible expenses, as well as an additional tax benefit recorded during the second quarter of 2005, which is described below.

During the second quarter of 2005, Allegheny determined that it had not claimed certain income tax deductions in its 2003 income tax returns relating to commodity trading contracts. Allegheny plans to file amended 2003 federal and state income tax returns to claim these additional deductions, which will increase Potomac Edison’s allocated share of net consolidated tax savings. Accordingly, Potomac Edison recorded a tax benefit of $0.5 million during the second quarter of 2005 to recognize the additional tax savings.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2: DEBT

Potomac Edison did not issue or redeem any debt during the three and six months ended June 30, 2005.

As of June 30, 2005, contractual maturities of long-term debt for the remainder of 2005 and for full years thereafter, excluding unamortized discounts of $2.0 million, were as follows:

(In millions)	2005	2006	2007	2008	2009	Thereafter	Total
First Mortgage Bonds	$—	$—	$—	$—	$—	$320.0	$320.0
Medium-Term Notes	—	100.0	—	—	—	—	100.0

Total	$—	$100.0	$—	$—	$—	$320.0	$420.0

Substantially all of the properties of Potomac Edison are held subject to the lien securing its first mortgage bonds.

NOTE 3: ASSET SALE

Potomac Edison completed the sale of its Hagerstown, Maryland property during May 2005 and received $10.6 million in net cash proceeds.

NOTE 4: INTANGIBLE ASSETS

Intangible assets included in “Property, Plant and Equipment, Net” on the Consolidated Balance Sheets were as follows:

	June 30, 2005		December 31, 2004
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land easements, amortized	$55.9	$15.3	$55.2	$14.9
Software	0.3	0.2	0.3	0.2

Total	$56.2	$15.5	$55.5	$15.1

Amortization expense for intangible assets was $0.2 million and $0.4 million for three and six months ended June 30, 2005 and 2004, respectively.

Amortization expense is estimated to be $0.8 million annually for 2005 through 2009.

NOTE 5: ASSET RETIREMENT OBLIGATIONS (“AROs”)

Potomac Edison recorded AROs related to underground and aboveground storage tanks. Potomac Edison also has identified a number of AROs associated with certain of its transmission assets that have not been recorded, because the fair value of these obligations cannot be reasonably estimated, primarily due to the indeterminate lives of the assets.

Potomac Edison’s ARO balances were $0.2 million at June 30, 2005 and December 31, 2004.

Estimated removal costs of $167.0 million and $162.3 million at June 30, 2005 and December 31, 2004, respectively, that are not qualified as AROs are being recovered through the ratemaking process. These amounts are shown as regulatory liabilities in the consolidated balance sheets.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which will require entities with an ARO that is conditional on a future event to record the ARO, even if the event has not yet occurred and uncertainty exists as to the timing and method of settlement due to the existence of a conditional event. This interpretation is effective for fiscal years ending after December 15, 2005. Retrospective application for interim periods is permitted but is not required. Obligations recorded as a result of the adoption of FIN 47 will be presented as a cumulative effect due to a change in accounting principle. Potomac Edison currently is evaluating the impact of FIN 47.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6: PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Potomac Edison is responsible for its proportionate share of the net periodic cost for pension and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents provided by AESC. Potomac Edison’s share of the costs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Pension	$1.3	$1.1	$2.6	$2.3
Medical and life insurance	$1.2	$1.1	$2.4	$2.1

NOTE 7: OTHER INCOME AND EXPENSES, NET

Other income and expenses, net, represents non-operating income and expenses before income taxes. The following table summarizes Potomac Edison’s other income and expenses, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Gain on sale of land	$—	$0.3	$—	$0.3
Interest and dividend income	0.3	0.1	0.5	0.2
Coal brokering income	1.1	1.0	1.1	1.0
Premium services	0.4	0.6	1.0	0.8
Other	0.1	0.1	0.6	0.6

Total	$1.9	$2.1	$3.2	$2.9

NOTE 8: VARIABLE INTEREST ENTITIES

Potomac Edison has a long-term electricity purchase contract with an unrelated independent power producer (“IPP”) that represents a variable interest under FASB’s Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46R”). Potomac Edison has been unable to obtain certain information from the IPP necessary to determine if the variable interest entity (“VIE”) should be consolidated under FIN 46R.

Potomac Edison had power purchases from this IPP in the amount of $26.9 million and $19.4 million for the three months ended June 30, 2005 and 2004, respectively. Potomac Edison had power purchases from this IPP in the amount of $52.5 million and $44.4 million for the six months ended June 30, 2005 and 2004, respectively. Potomac Edison recovers the full amount of the cost of the applicable power contract in its rates charged to consumers. Potomac Edison is not subject to any risk of loss associated with the VIE, because it does not have any obligation to the IPP other than to purchase the power that the IPP produces according to the terms of the applicable electricity purchase contract.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Reference is made to Item 8, Note 27, “Commitments and Contingencies,” in the 2004 Annual Report on Form 10-K.

Environmental Matters and Litigation

Allegheny is subject to various laws, regulations and uncertainties as to environmental matters. Compliance may require Allegheny to incur substantial additional costs to modify or replace existing and proposed equipment and facilities that may adversely affect the cost of future operations.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) Claim: On March 4, 1994, Potomac Edison and certain affiliated companies received notice that the EPA had identified them as potentially responsible parties (“PRPs”) with respect to the Jack’s Creek/Sitkin Smelting Superfund Site in Pennsylvania. Initially, approximately 175 PRPs were involved; however, the current number of active PRPs has been reduced as a result of settlements with de minimis contributors and other contributors to the site. The costs of remediation will be shared by all past and active responsible parties. In 1999, a PRP group that included Potomac Edison and certain affiliated companies entered into a consent order with the EPA to remediate the site. It is currently estimated that the total remediation costs to be borne by all of the responsible parties will not exceed $30.0 million. Allegheny has an accrued liability representing its estimated share of the remediation costs as of June 30, 2005.

Claims Related to Alleged Asbestos Exposure: The Distribution Companies have been named as defendants, along with multiple other defendants, in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites. These suits have been brought mostly by seasonal contractors’ employees and do not involve allegations of either the manufacture, sale or distribution of asbestos-containing products by Allegheny. These asbestos suits arise out of historical operations and are related to the installation and removal of asbestos-containing materials at Allegheny’s generation facilities. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Asbestos-related litigation expenses have to date been reimbursed in full by recoveries from these historical insurers, and Allegheny believes that it has sufficient insurance to respond fully to the asbestos suits. Certain insurers, however, have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in two asbestos insurance-related actions, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al., Case No. 21-C-03-16733 (Washington County, Md.), and Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s London and London Market Companies, et al., Civil Action No. 03-C-281 (Monongalia County, W.Va.). The parties in these actions are seeking an allocation of responsibility for historic and potential future asbestos liability. Allegheny and numerous others are Plaintiffs in a similar action filed against Zurich Insurance Company in California, Fuller-Austin Asbestos Settlement Trust, et al. v. Zurich-American Insurance Co., et al., Case No. CGC 04 431719 (Superior Court of California, County of San Francisco).

In connection with a settlement, Allegheny received payment from one of its insurance companies in the amount of $625,000 on July 5, 2005, with the next payment of $625,000 due July 1, 2006. As part of the settlement, Allegheny released this insurance company from potential liabilities associated with claims against Allegheny alleging asbestos exposure.

Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. Allegheny believes that it has established adequate reserves, net of insurance receivables and recoveries, to cover existing and future asbestos claims. As of July 9, 2005, Allegheny had 826 open cases remaining in West Virginia, and five in Pennsylvania.

Allegheny intends to vigorously defend against these actions but cannot predict their outcomes.

Ordinary Course of Business: Potomac Edison is, from time to time, involved in litigation and other legal disputes in the ordinary course of business. Potomac Edison is of the belief that there are no other legal proceedings that could have a material adverse effect on its business or financial condition.

ALLEGHENY GENERATING COMPANY

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Operating revenues	$16,724	$17,884	$33,583	$35,041

Operating expenses:
Operations and maintenance	1,069	2,162	2,206	3,417
Depreciation	4,309	4,251	8,546	8,502
Taxes other than income taxes	737	812	1,474	1,624

Total operating expenses	6,115	7,225	12,226	13,543

Operating income	10,609	10,659	21,357	21,498

Other income, net	76	22	129	37

Interest expense	1,848	1,974	3,803	4,297

Income before income taxes	8,837	8,707	17,683	17,238

Income tax expense	1,080	2,869	2,562	4,431

Net income	$7,757	$5,838	$15,121	$12,807

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(In thousands)	2005	2004
Cash Flows From Operating Activities:
Net income	$15,121	$12,807

Adjustments for non-cash charges and (credits):
Depreciation	8,546	8,502
Deferred investment credit and income taxes, net	(3,553)	(3,002)
Other, net	142	143

Changes in certain assets and liabilities:
Accounts receivable due from/payable to affiliates, net	470	3,741
Materials and supplies	(113)	941
Accounts payable	(26)	—
Accrued taxes	(216)	(72)
Other, net	441	(3,505)

Net cash provided by operating activities	20,812	19,555

Cash Flows From Investing Activities:
Capital expenditures	(4,394)	(1,675)

Cash Flows From Financing Activities:
Note payable to parent	(15,000)	—
Cash dividends paid on common stock	(7,200)	(12,500)

Net cash used in financing activities	(22,200)	(12,500)

Net (decrease) increase in cash and cash equivalents	(5,782)	5,380
Cash and cash equivalents at beginning of period	7,500	2,272

Cash and cash equivalents at end of period	$1,718	$7,652

Supplemental Cash Flow Information:
Cash paid for interest	$3,660	$4,154

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

BALANCE SHEETS

(unaudited)

(In thousands)	June 30, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$1,718	$7,500
Materials and supplies	1,544	1,431
Other	62	260

Total current assets	3,324	9,191

Property, Plant and Equipment, Net:
Generation	789,695	782,666
Transmission	47,137	43,642
Other	2,993	3,219
Accumulated depreciation	(307,829)	(303,745)

Subtotal	531,996	525,782
Construction work in progress	3,004	13,370

Total property, plant and equipment, net	535,000	539,152

Deferred Charges:
Regulatory assets	8,628	8,752
Other	100	102

Total deferred charges	8,728	8,854

Total Assets	$547,052	$557,197

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

BALANCE SHEETS (continued)

(unaudited)

(In thousands)	June 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$26
Accounts payable to affiliates, net	971	501
Accrued taxes	2,861	3,077
Accrued Interest	2,292	2,292
Other	242	—

Total current liabilities	6,366	5,896

Long-term Debt :
Long-term debt (Note 2)	99,409	99,393
Long-term note payable to parent	—	15,000

Total long-term debt	99,409	114,393

Deferred Credits and Other Liabilities:
Investment tax credit	37,933	38,593
Non-current income taxes payable	17,545	17,544
Deferred income taxes	153,240	155,712
Regulatory liabilities	24,150	24,571

Total deferred credits and other liabilities	232,868	236,420

Commitments and Contingencies (Note 4)

Stockholders’ Equity:

Common stock—$1.00 par value per share, 5,000 shares authorized and 1,000 shares outstanding	1	1
Other paid-in capital	172,669	172,669
Retained earnings	35,739	27,818

Total stockholders’ equity	208,409	200,488

Total Liabilities and Stockholders’ Equity	$547,052	$557,197

See accompanying Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

NOTES TO FINANCIAL STATEMENTS

(unaudited)

ALLEGHENY GENERATING COMPANY

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION

Allegheny Energy Supply Company, LLC (“AE Supply”) and Monongahela Power Company (“Monongahela” and together with AE Supply, the “Parents”), own 100% of Allegheny Generating Company (“AGC”). AE Supply owns 77.03% and Monongahela owns 22.97% of AGC. AGC owns an undivided 40% interest (1,010 megawatts (“MW”)) in the 2,525 MW pumped storage, hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility. AGC sells its generation capacity to its Parents. AGC operates under a single business segment, Generation and Marketing.

AGC is subject to regulation by the Securities and Exchange Commission (“SEC”), the Virginia State Corporation Commission and the Federal Energy Regulatory Commission.

Allegheny Energy Service Corporation is a wholly owned subsidiary of AE that employs substantially all of the people who work at AGC.

The accompanying unaudited interim financial statements of AGC should be read in conjunction with the Combined Annual Report on the combined 2004 Form 10-K of AE, Monongahela, Potomac Edison and AGC for the year ended December 31, 2004 (the “2004 Annual Report on Form 10-K”).

The interim financial statements included herein have been prepared by Allegheny Generating Company, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. Management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited interim financial statements included herein reflect all normal recurring adjustments that are necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2005 and 2004, cash flows for the six months ended June 30, 2005 and 2004 and financial position at June 30, 2005 and December 31, 2004.

Federal and State Income Taxes. Allegheny allocates income tax expense (benefit) to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly and year to date tax rates from the statutory rates for certain of Allegheny’s subsidiaries, depending on the level of pre-tax income.

Income tax expense differs from an amount calculated at the federal statutory rate of 35%, principally due to allocation of consolidated tax savings, state income taxes, tax credits, the effects of utility rate-making and certain non-deductible expenses.

NOTE 2: DEBT

AGC did not issue any debt during the six months ended June 30, 2005. AGC repaid $5.0 million and $15.0 million of its note payable to AE Supply during the three and six months ended June 30, 2005, respectively.

As of June 30, 2005, contractual maturities of long-term debt for the remainder of 2005 and for full years thereafter, excluding unamortized debt discounts of $0.6 million, are as follows:

(In millions)	2005	2006	2007	2008	2009	Thereafter	Total
Debentures	$—	$—	$—	$—	$—	$100.0	$100.0

ALLEGHENY GENERATING COMPANY

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 3: INTANGIBLE ASSETS

Intangible assets included in “Property, Plant and Equipment, Net” on the Consolidated Balance Sheets were as follows:

	June 30, 2005		December 31, 2004
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Land easements, amortized	$1.5	$0.8	$1.4	$0.7
Software	0.2	0.1	0.2	0.1

Total	$1.7	$0.9	$1.6	$0.8

Amortization expense for intangible assets was not material for the three and six months ended June 30, 2005 and 2004.

Annual amortization expense for 2005 through 2009 is not expected to be material.

NOTE 4: COMMITMENTS AND CONTINGENCIES

Reference is made to Item 8, Note 14, “Commitments and Contingencies,” in the 2004 Annual Report on Form 10-K.

Ordinary Course of Business

AGC is, from time to time, involved in litigation and other legal disputes in the ordinary course of business. AGC is of the belief that there are no other legal proceedings that could have a material effect on its business or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements included in this report, as well as the Financial Statements and Supplementary Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2004 Annual Report on Form 10-K.

Forward-Looking Statements

In addition to historical information, this report contains a number of forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as anticipate, expect, project, intend, plan, believe and words and terms of similar substance used in connection with any discussion of future plans, actions or events identify forward-looking statements. These include statements with respect to:

•	regulation and the status of retail generation service supply competition in states served by the Distribution Companies;

•	financing plans;

•	demand for energy and the cost and availability of raw materials, including coal;

•	PLR and power supply contracts;

•	results of litigation;

•	results of operations;

•	internal controls and procedures;

•	capital expenditures;

•	status and condition of plants and equipment; and

•	regulatory matters.

Forward-looking statements involve estimates, expectations and projections and, as a result, are subject to risks and uncertainties. There can be no assurance that actual results will not differ materially from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially include, among others, the following:

•	changes in the price of power and fuel for electric generation;

•	general economic and business conditions;

•	changes in access to capital markets;

•	complications or other factors that make it difficult or impossible to obtain necessary lender consents or regulatory authorizations on a timely basis;

•	environmental regulations;

•	the results of regulatory proceedings, including proceedings related to rates;

•	changes in industry capacity, development and other activities by Allegheny’s competitors;

•	changes in the weather and other natural phenomena;

•	changes in the underlying inputs and assumptions, including market conditions, used to estimate the fair values of commodity contracts;

•	changes in laws and regulations applicable to Allegheny, its markets or its activities;

•	the loss of any significant customers or suppliers;

•	dependence on other electric transmission and gas transportation systems and their constraints or availability;

•	changes in PJM, including changes to participant rules and tariffs;

•	the effect of accounting guidance issued periodically by accounting standard-setting bodies and accounting issues facing our organization; and

•	the continuing effects of global instability, terrorism and war.

A detailed discussion of certain factors affecting the risk profile of the registrants is provided under the caption Item 1, “Risk Factors,” in the 2004 Annual Report on Form 10-K.

ALLEGHENY RESULTS OF OPERATIONS

Overview

Allegheny is an integrated energy business that owns and operates electric generation facilities and delivers electric and natural gas services to customers in Pennsylvania, West Virginia, Maryland, Virginia and Ohio. AE, Allegheny’s parent holding company, was incorporated in Maryland in 1925. Allegheny operates its business primarily through AE’s various directly and indirectly owned subsidiaries. These operations are aligned in two operating segments, the Delivery and Services segment and the Generation and Marketing segment. Additional information regarding the composition and activities of these segments is included in the 2004 Annual Report on Form 10-K.

ALLEGHENY ENERGY, INC.—CONSOLIDATED RESULTS OF OPERATIONS

Income (Loss) Summary

	Three months ended June 30, 2005				Three months ended June 30, 2004
(In millions)	Delivery and Services	Generation and Marketing	Eliminations	Total	Delivery and Services	Generation and Marketing	Eliminations	Total
Operating revenues	$663.2	$404.5	$(353.0)	$714.7	$658.6	$320.5	$(370.1)	$609.0

Fuel consumed in electric generation	—	(166.1)	—	(166.1)	—	(141.1)	—	(141.1)
Purchased power and transmission	(436.0)	(23.2)	350.9	(108.3)	(424.1)	(23.5)	367.7	(79.9)
Deferred energy costs, net	1.8	—	—	1.8	(1.2)	—	—	(1.2)
Operations and maintenance	(99.7)	(103.3)	2.1	(200.9)	(98.9)	(136.4)	2.4	(232.9)
Depreciation and amortization	(39.0)	(38.4)	—	(77.4)	(36.6)	(38.2)	—	(74.8)
Taxes other than income taxes	(31.4)	(20.3)	—	(51.7)	(30.7)	(18.2)	—	(48.9)

Total operating expenses	(604.3)	(351.3)	353.0	(602.6)	(591.5)	(357.4)	370.1	(578.8)

Operating income	58.9	53.2	—	112.1	67.1	(36.9)	—	30.2
Other income and expenses, net	8.5	12.9	(0.2)	21.2	4.3	0.3	—	4.6
Interest expense and preferred dividends	(47.3)	(82.4)	0.2	(129.5)	(32.4)	(59.9)	—	(92.3)

Income (loss) from continuing operations before income taxes and minority interest	20.1	(16.3)	—	3.8	39.0	(96.5)	—	(57.5)
Income tax expense from continuing operations	(3.2)	(6.6)	—	(9.8)	(13.6)	37.5	—	23.9
Minority interest	—	(0.1)	—	(0.1)	—	0.8	—	0.8

Income (loss) from continuing operations	16.9	(23.0)	—	(6.1)	25.4	(58.2)	—	(32.8)
(Loss) income from discontinued operations, net of tax	(6.5)	(5.8)	—	(12.3)	(1.2)	(5.5)	—	(6.7)

Net income (loss)	$10.4	$(28.8)	$—	$(18.4)	$24.2	$(63.7)	$—	$(39.5)

	Six months ended June 30, 2005				Six months ended June 30, 2004
(In millions)	Delivery and Services	Generation and Marketing	Eliminations	Total	Delivery and Services	Generation and Marketing	Eliminations	Total
Operating revenues	$1,402.6	$821.4	$(755.3)	$1,468.7	$1,379.9	$742.8	$(778.4)	$1,344.3

Fuel consumed in electric generation	—	(340.0)	—	(340.0)	—	(302.8)	—	(302.8)
Purchased power and transmission	(921.1)	(43.0)	751.0	(213.1)	(892.6)	(41.6)	773.3	(160.9)
Deferred energy costs, net	0.6	—	—	0.6	(2.1)	—	—	(2.1)
Operations and maintenance	(184.2)	(183.6)	4.3	(363.5)	(204.7)	(234.1)	5.1	(433.7)
Depreciation and amortization	(77.1)	(76.7)	—	(153.8)	(73.7)	(74.1)	—	(147.8)
Taxes other than income taxes	(66.0)	(40.8)	—	(106.8)	(63.8)	(34.3)	—	(98.1)

Total operating expenses	(1,247.8)	(684.1)	755.3	(1,176.6)	(1,236.9)	(686.9)	778.4	(1,145.4)

Operating income (loss)	154.8	137.3	—	292.1	143.0	55.9	—	198.9
Other income and expenses, net	12.2	14.6	(0.3)	26.5	11.5	1.0	—	12.5
Interest expense and preferred dividends	(77.0)	(179.8)	0.2	(256.6)	(65.6)	(147.8)	—	(213.4)

Income (loss) from continuing operations before income taxes and minority interest	90.0	(27.9)	(0.1)	62.0	88.9	(90.9)	—	(2.0)
Income tax (expense) benefit from continuing operations	(23.4)	(9.8)	—	(33.2)	(35.5)	36.4	—	0.9
Minority interest	—	(0.5)	—	(0.5)	—	(1.1)	—	(1.1)

Income (loss) from continuing operations	66.6	(38.2)	(0.1)	28.3	53.4	(55.6)	—	(2.2)
(Loss) income from discontinued operations, net of tax	4.3	(8.5)	0.1	(4.1)	9.8	(13.8)	—	(4.0)

Net income (loss)	$70.9	$(46.7)	$—	$24.2	$63.2	$(69.4)	$—	$(6.2)

ALLEGHENY ENERGY, INC.—CONSOLIDATED RESULTS

This section is an overview of AE’s consolidated results of operations, which are discussed in greater detail by segment in “Allegheny Energy, Inc. – Discussion of Segment Results of Operations,” below.

Operating Revenues

Operating revenues increased $105.7 million and $124.4 million for the three and six months ended June 30, 2005, respectively, as compared to the three and six months ended June 30, 2004, primarily due to:

•	increased net PJM revenues as compared to the prior year, during which unplanned outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 occurred,

•	increased revenues associated with the sale into PJM at market prices of generation previously serving PLR customers in Maryland and Ohio, and

•	increased revenues resulting from increases in residential, commercial and industrial customer sales,

•	partially offset by proceeds that were recorded during the first quarter of 2004 and related to the sale of the CDWR contract and related hedge transactions.

Operating income increased $81.9 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 due to:

•	a $105.7 million increase in operating revenues,

•	partially offset by a $23.8 million increase in operating expenses.

Operating income increased $93.2 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, due to:

•	a $124.4 million increase in operating revenues,

•	partially offset by a $31.2 million increase in operating expenses.

Operating expenses increased primarily as a result of increases in fuel consumed in electric generation and purchased power and transmission expense, partially offset by a decrease in operations and maintenance expense. Fuel consumed in electric generation increased due to increased coal and other fuel prices, partially offset by decreased natural gas purchases, and an increase in MWhs generated at Allegheny’s coal-fired plants. Purchased power and transmission expense increased due to increased cost per MWh purchased as a result of the market-based purchased contracts for large commercial and industrial customers in Ohio and most commercial and industrial customers in Maryland. In addition, the qualifying of certain contracts as normal purchase normal sale contracts also contributed to the increase in purchased power and transmission expense. These amounts were partially offset by the release of certain pipeline contracts during 2004. Operation and maintenance expense decreased due to decreased contract work and outside services expense and salaries and wages expense.

Continuing Operations

Loss from continuing operations decreased $26.7 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to:

•	an $81.9 million increase in operating income and

•	a $16.6 million increase in other income and expenses, net,

•	partially offset by a $37.2 million increase in interest expense and preferred dividends and a $33.7 million increase in income tax expense.

Income from continuing operations increased $30.5 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to:

•	a $93.2 million increase in operating income and

•	a $14.0 million increase in other income and expenses, net,

•	partially offset by a $43.2 million increase in interest expense and preferred dividends and a $34.1 million increase in income tax expense.

For the three and six months ended June 30, 2005, other income and expenses, net, increased, primarily as a result of $11.2 million in cash received from a former trading executive’s forfeited assets. Interest expenses increased primarily due to interest recorded in connection with a court decision in the litigation involving Merrill Lynch and interest related to the April 2005 tender offer by AE and Capital Trust I for Capital Trust’s outstanding Trust Preferred Securities, partially offset by lower interest rates and a reduction in average debt outstanding.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2005 was higher than tax expense calculated at the federal statutory tax rate, primarily due to:

•	a $3.8 million charge to adjust state deferred income tax assets relating to 2003, as described in Note 1 to the financial statements,

•	state income taxes, tax credits, the effects of utility rate-making and certain non-deductible expenses, and

•	a $1.9 million charge to adjust state deferred income tax assets resulting from the change in Ohio tax law, as described in Note 1 to the financial statements.

Income tax benefit for the three and six months ended June 30, 2004 was higher than the tax benefit calculated at the federal statutory tax rate, primarily due to state income taxes, tax credits, affects of utility rate-making and certain non-deductible expenses.

Discontinued Operations

Allegheny recorded losses from discontinued operations of $12.3 million and $6.7 million for the three months ended June 30, 2005 and 2004, respectively, and $4.1 million and $4.0 million for the six months ended June 30, 2005 and 2004, respectively, related to agreements to sell, or decisions to sell, certain non-core assets.

The $5.6 million increase in losses from discontinued operations for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was primarily due to:

•	$8.9 million in impairment charges, net of tax, recorded during the three months ended June 30, 2005,

•	partially offset by decreased operating losses at AE Supply as a result of the sale of the Lincoln generating facility in December 2004.

See Note 3, “Assets Held for Sale and Discontinued Operations,” to the Consolidated Financial Statements for additional information.

ALLEGHENY ENERGY, INC.—DISCUSSION OF SEGMENT RESULTS OF OPERATIONS:

AE’s Delivery and Services Segment Results

Net income for the Delivery and Services segment decreased $13.8 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to:

•	a $12.8 million increase in operating expenses,

•	a $14.9 million increase in interest expense and preferred dividends and

•	a $5.3 million increase in loss from discontinued operations,

•	partially offset by a $4.6 million increase in operating revenues and

•	a $10.4 million decrease in income tax expense.

Net income for the Delivery and Services segment increased $7.7 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to:

•	an $11.8 million increase in operating income and

•	a $12.1 million decrease in income tax expense,

•	partially offset by an $11.4 million increase in interest expense and preferred dividends and

•	a $5.5 million decrease in income from discontinued operations.

Operating Revenues

The following table provides retail electricity sales information related to the Delivery and Services segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Electricity sales (million KWhs):
Residential	3,496	3,479	0.5%	8,300	8,241	0.7%
Commercial and industrial	7,846	7,791	0.7%	15,518	15,376	0.9%
Other	26	26	—%	51	50	2.0%

Total electricity sales	11,368	11,296	0.6%	23,869	23,667	0.9%

Heating degree-days*	598	492	21.5%	3,314	3,363	(1.5)%
Cooling degree-days*	266	269	(1.1)%	266	270	(1.5)%

*	The operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity delivered by the Distribution Companies, but represent only one of several factors that impact the volume of electricity. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. Heating degree-days is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit, and cooling degree-days is the measure of the variation in the weather based on the extent to which the average daily temperature rises above 65° Fahrenheit. Each degree of temperature above 65° Fahrenheit is counted as one cooling degree-day, and each degree of temperature below 65° Fahrenheit is counted as one heating degree-day.

Operating revenues for the Delivery and Services segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Retail electric:
Residential	$245.9	$244.3	$573.2	$568.3
Commercial and industrial	369.5	362.4	737.1	715.7
Other	4.0	3.8	7.6	7.4

Total retail electric	619.4	610.5	1,317.9	1,291.4

Transmission services and bulk power	29.1	29.7	57.5	60.7
Other affiliated and nonaffiliated energy services	14.7	18.4	27.2	27.8

Total Delivery and Services revenues	$663.2	$658.6	$1,402.6	$1,379.9

Retail electric revenues increased $8.9 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to an $7.1 million increase in commercial and industrial sales.

The increase in commercial and industrial sales for the three months ended June 30, 2005 was a result of a 2.9% increase in the average number of customers and the removal of certain non-residential generation rate caps in Maryland and Ohio effective January 1, 2005.

Retail electric revenues increased $26.5 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to:

•	a $4.9 million increase in residential sales revenue and

•	a $21.4 million increase in commercial and industrial sales.

The aggregate increase in commercial and industrial sales for the six months ended June 30, 2005 was a result of a 0.9% increase in MWh sales due to a 2.8% increase in the average number of customers. Aggregate commercial and industrial customer sales also increased. This increase was due to increased rates as a result of the removal of certain generation rate caps in Maryland and the absence of certain customer choice credits in West Virginia, both of which were effective January 1, 2005.

Transmission services and bulk power revenues decreased by $3.2 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to:

•	a $12.5 million decrease in transmission revenues, primarily as a result of the expiration of certain transition credits that were related to Allegheny joining the PJM regional transmission system,

•	partially offset by a $9.9 million increase in bulk power revenues, primarily resulting from increased power sales at higher prices related to the AES Warrior Run Cogeneration facility.

Operating Expenses

Purchased Power and Transmission: Purchased power and transmission represents the Distribution Companies’ power purchases from, and exchanges with, other companies (primarily AE Supply) as well as purchases from qualified facilities under PURPA. Purchased power and transmission consists of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Other purchased power and transmission	$385.6	$379.1	$818.4	$796.5
From PURPA generation *	$50.4	$45.0	$102.7	$96.1

Total purchased power and transmission	$436.0	$424.1	$921.1	$892.6

* PURPA cost (cents per KWh sold)	5.3	5.2	5.2	5.2

Other purchased power primarily consists of the Distribution Companies’ purchases of energy from AE Supply. The Distribution Companies have long-term power sales agreements with AE Supply, under which AE Supply provides the Distribution Companies with the majority of the power necessary to meet their PLR obligations. These agreements have both fixed-price and market-based pricing components. The amount of power purchased under these agreements that is subject to the market-based pricing component increases each year through the applicable transition period. The transition period for large commercial and industrial customers in Ohio and most commercial and industrial customers in Maryland has ended. Monongahela and Potomac Edison are purchasing power at market prices from AE Supply and other nonaffiliated companies to satisfy these customer obligations in Ohio and Maryland, respectively.

Other purchased power increased by $6.5 million and $21.9 million for the three and six months ended June 30, 2005, respectively, as compared to the three and six months ended June 30, 2004, primarily due to increased purchased power expense at Monongahela and Potomac Edison related to market purchases for certain customers in Ohio and Maryland and increased MWhs purchased to meet customer demand.

Purchased power from PURPA generation increased $5.4 million and $6.6 million for the three and six months ended June 30, 2005, respectively, as compared to the three and six months ended June 30, 2004 due to 8.1% and 4.6% increases in MWhs purchased, respectively, and 2.9% and 1.5% increases in the price per MWh, respectively. MWhs purchased and price per MWh increased primarily due to increased purchased generation from the AES Warrior Run Cogeneration facility.

Operations and Maintenance: Operations and maintenance expenses for the Delivery and Services segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Operations and maintenance	$99.7	$98.9	$184.2	$204.7

Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses.

Operations and maintenance expenses decreased $20.5 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease was primarily due to:

•	a $1.8 million decrease in salaries and wages,

•	an $8.9 million decrease in contract work and outside services,

•	$3.5 million of certain inventory write-offs during the three months ended March 31, 2004, which did not recur during the same period in 2005, and

•	a $4.9 million decrease in uncollectible and insurance expenses.

The decrease in salaries and wages was a result of a decrease in the number of employees and severance costs. The decrease in contract work and outside services was a result of a reduction in the use of outside consultants. The decrease in uncollectible expense was a result of improved collections. The decrease in insurance expense resulted from a decrease in the amount of claims.

Depreciation and Amortization: Depreciation and amortization expenses for the Delivery and Services segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Depreciation and amortization	$39.0	$36.6	$77.1	$73.7

Depreciation and amortization expenses increased $2.4 million and $3.4 million for the three and six months ended June 30, 2005, respectively, as compared to the three and six months ended June 30, 2004, primarily as a result of net property, plant and equipment additions.

Taxes Other Than Income Taxes: Taxes other than income taxes for the Delivery and Services segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Taxes other than income taxes	$31.4	$30.7	$66.0	$63.8

Taxes other than income taxes primarily includes gross receipts taxes, payroll taxes and property taxes.

Taxes other than income taxes increased $2.2 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily as a result of a $1.5 million increase in state gross receipts taxes due to an increase in regulated utility revenues.

Other Income and Expenses, Net

Other income and (expenses), net, for the Delivery and Services segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Other income and expenses, net	$8.5	$4.3	$12.2	$11.5

Other income and expenses, net, represent non-operating income and expenses before income taxes.

Other income and expenses, net, increased $4.2 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily as the result of $3.7 million received in proceeds from unregulated investments that previously were completely impaired.

Interest Expense and Preferred Dividends

Interest expense and preferred dividends for the Delivery and Services segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Interest expense and preferred dividends	$47.3	$32.4	$77.0	$65.6

Interest expense and preferred dividends increased $14.9 million and $11.4 million for the three and six months ended June 30, 2005, respectively, as compared to the three and six months ended June 30, 2004, primarily due to:

•	$21.0 million in non-recurring expense related to the April 2005 tender offer by AE and Capital Trust I for Capital Trust’s outstanding Trust Preferred Securities,

•	partially offset by non-recurring interest expense savings of $6.4 million and $10.6 million for the three and six months ended June 30, 2005, respectively.

Interest expense decreased due to the refinancing during 2004 of first mortgage bonds issued by Monongahela and Potomac Edison at lower interest rates and the repayment of notes and bonds by West Penn during 2004.

For additional information regarding Allegheny’s short-term and long-term debt, see Note 2, “Debt.” Also, see “Financial Condition, Requirements and Resources—Liquidity and Capital Requirements.”

Discontinued Operations

The Delivery and Services segment recorded losses of $6.5 million and $1.2 million from discontinued operations for the three months ended June 30, 2005 and 2004, respectively. The Delivery and Services segment recorded income of $4.3 million and $9.8 million for the six months ended June 30, 2005 and 2004, respectively.

The $5.3 million increase in losses from discontinued operations and the $5.5 million decrease in income from discontinued operations for the three and six months ended June 30, 2005, respectively, as compared to the three and six months ended June 30, 2004 was a result of impairment charges on Monongahela’s gas business of $5.7 million, net of tax, and $6.3 million, net of tax, respectively, to reflect current estimates of net sales process.

See Note 3, “Assets Held For Sale and Discontinued Operations,” to the Consolidated Financial Statements for additional information.

AE’s Generation and Marketing Segment Results

Net loss for the Generation and Marketing segment decreased $34.9 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease in net loss was primarily due to:

•	an $84.0 million increase in operating revenues and

•	a $12.6 million increase in other income and expenses, net,

•	partially offset by a $22.5 million increase in interest expense and preferred dividends and

•	a $44.1 million increase in income tax expense.

Net loss for the Generation and Marketing segment decreased $22.7 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease was primarily due to:

•	a $78.6 million increase in operating revenues and

•	a $13.6 million increase in other income and expenses, net,

•	partially offset by a $32.0 million increase in interest expense and preferred dividends and

•	a $46.2 million increase in income tax expense.

Operating Revenues

The following table provides electricity sales information related to the Generation and Marketing segment:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2005	2004		2005	2004
Generation (million KWhs)	11,052	10,220	8.1%	23,349	22,450	4.0%

Operating revenues for the Generation and Marketing segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Revenue from affiliates	$350.9	$358.4	$751.0	$751.6
Wholesale and other revenue, net *	53.6	(37.9)	70.4	(8.8)

Total Generation and Marketing revenues	$404.5	$320.5	$821.4	$742.8

*	Amounts are net of energy trading gains and losses as described in Note 6, “Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements. Energy trading (losses) gains include realized (losses) gains of $(4.2) million an $14.0 million for the three months ended June 30, 2005 and 2004, respectively, and $(6.8) million and $34.8 million for the six months ended June 30, 2005 and 2004, respectively, Energy trading (losses) gains also include unrealized gains (losses) of $9.2 million and $2.8 million for the three months ended June 30, 2005 and 2004, respectively and $13.3 million and $(8.3) million for the six months ended June 30, 2005 and 2004, respectively.

Operating revenues increased by $84.0 million and $78.6 million for the three and six months ended June 30, 2005, respectively, as compared to the three and six months ended June 30, 2004. These increases were primarily due to increased wholesale and other revenue, net.

Revenue from affiliates: Revenue from affiliates results primarily from the sale of power to the Distribution Companies.

The Distribution Companies have long-term power sales agreements with AE Supply under which AE Supply provides the Distribution Companies with a majority of the power necessary to meet their PLR obligations. These agreements have both fixed-price and market-based pricing components. The amount of power purchased under certain of these agreements that is subject to the market-based pricing component increases each year through the applicable transition period. Monongahela’s West Virginia generation facilities also provide power to Monongahela’s Delivery and Services segment to meet its regulated load obligations.

The average rate at which the Generation and Marketing segment sold power to the Distribution Companies was $33.62 and $33.02 per MWh for the three months ended June 30, 2005 and 2004, respectively, and $33.21 and $32.35 for the six months ended June 30, 2005 and 2004, respectively.

Revenue from affiliates decreased $7.5 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to:

•	decreased sales volumes as a result of power sales in Maryland and Ohio that are now being provided by nonaffiliated suppliers to the Delivery and Services segment and certain customers in Maryland who opted to use different suppliers as a result of customer choice, both beginning January 1, 2005,

•	partially offset by a $9.3 million increase in affiliated revenues as a result of the expiration in December 2004 of an affiliated contract with Potomac Edison for the purchase of output related to AES Warrior Run Cogeneration facility, which reduced revenue in 2004 as a result of accounting for derivatives, and additional power sales to Monongahela’s Delivery and Services segment to satisfy load requirements that were previously obtained from a third party.

Wholesale and other revenues, net: The table below describes the significant components of wholesale revenues for the Generation and Marketing segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
PJM Revenue:
Generation sold into PJM market	$486.6	$440.6	$1,014.8	$973.7
Power purchased from PJM	(446.4)	(495.0)	(966.8)	(1,077.1)

Net	40.2	(54.4)	48.0	(103.4)

Release of CDWR escrow proceeds	—	—	—	68.1

Trading activities:
Realized (losses) gains	(4.2)	14.0	(6.8)	34.8
Unrealized gains (losses)	9.2	2.8	13.3	(8.3)

Net	5.0	*16.8	6.5	*26.5

Other revenues	8.4	(0.3)	15.9	—

Total wholesale and other revenues	$53.6	$(37.9)	$70.4	$(8.8)

*	Does not include $9.3 million and $21.7 million in losses on a contract with an affiliate that were included in affiliated revenues for the three and six months ended June 30, 2004, respectively. The net trading gains, including this affiliated transaction, were $7.5 million and $4.8 million for the three and six months ended June 30, 2004, respectively. This contract expired on December 31, 2004 and was not renewed.

Wholesale and other revenues increased $91.5 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to a $94.6 million increase in net PJM, revenues.

Wholesale and other revenues increased $79.2 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to:

•	a $151.4 million increase in net PJM revenues,

•	partially offset by $68.1 million in proceeds associated with the sale of the CDWR contract and related hedge transactions that were recorded during the three months ended March 31, 2004.

The increases in net PJM revenues are due to the improved performance of Allegheny’s coal-fired plants as a result of the return to service of Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 in June 2004. Costs to service PLR load were lower because the Generation and Marketing segment no longer serves certain customer classes, primarily as a result of a portion of Potomac Edison’s customers that have transitioned to market. In addition, the Generation and Marketing segment did not serve a portion of Monongahela’s Ohio customers, effective January 1, 2005.

Fair Value of Contracts: AE Supply is currently qualifying certain of its new contracts under the “normal purchase and normal sale” scope exception under SFAS No. 133. As a result, AE accounts for these contracts on the accrual method, rather than marking these contracts to market value. AE uses derivative accounting for contracts that do not qualify under the scope exception. These contracts are recorded at fair value in the Consolidated Balance Sheets. The realized and unrealized revenues from energy trading activities are recorded on a net basis in “Operating revenues” in the Consolidated Statements of Operations in accordance with Emerging Issues Task Force Issue No. 02-3, “Recognition and Reporting Gains and Losses on Energy Trading Contracts.” The fair value of the remaining trading portfolio consists primarily of interest rate swap agreements and commodity cash flow hedges as of June 30, 2005.

The fair values of trading contracts, which represent the net unrealized gain and loss on open positions, are recorded as assets and liabilities, after applying the appropriate counterparty netting agreements in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts—an Interpretation of Accounting Principles Board Opinion No. 10 and FASB Statement No. 105.” At June 30, 2005, the fair values of trading contract assets and liabilities were $11.2 million and $93.4 million, respectively. At December 31, 2004, the fair values of trading contract assets and liabilities were $17.2 million and $97.3 million, respectively.

The following table disaggregates the net fair values of derivative contract assets and liabilities for the Generation and Marketing segment, based on the underlying market price source and the contract settlement periods. The table excludes non-derivatives such as AE Supply’s generation assets, PLR requirements and SFAS No. 133 scope exceptions under the normal purchase and normal sale election:

	Fair value of contracts at June 30, 2005
Classification of contracts by source of fair value (In millions)	Settlement by:					Settlement In Excess of Five Years	Total
	2005	2006	2007	2008	2009
Prices actively quoted	$(14.0)	$(27.6)	$(5.7)	$(5.5)	$(5.2)	$(6.6)	$(64.6)
Prices provided by other external sources	—	(18.4)	—	—	—	—	(18.4)
Prices based on models	0.2	0.6	—	—	—	—	0.8

Total	$(13.8)	$(45.4)	$(5.7)	$(5.5)	$(5.2)	$(6.6)	$(82.2)

Approximately $0.8 million of AE Supply’s contracts were classified as “prices based on models,” even though a portion of these contracts is valued based on observable market prices.

For contracts that are scheduled to settle by December 31, 2005, the fair value of AE Supply’s contracts was a net liability of $13.8 million, primarily related to interest rate swaps and commodity cash flow hedges. See Note 5, “Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements for additional information.

Charges in Fair Value: Net unrealized gains of $9.2 million and $13.3 million for the three and six months ended June 30, 2005, respectively, were recorded on the Consolidated Statements of Operations in “Operating revenues” to reflect the change in fair value of the trading contracts. The following table provides a summary of charges in the net fair value, or trading contract assets less trading contract liabilities, of AE Supply’s trading contracts:

(In millions)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net fair value of contract (liabilities) and assets at April 1, 2005 and January 1, 2005, respectively	$(91.9)	$(80.1)
Changes in fair value of cash flow hedges	0.5	(15.4)
Unrealized gains on contracts, net	9.2	13.3

Net fair value of contract liabilities at June 30, 2005	$(82.2)	$(82.2)

As shown in the table above, the net fair value of AE Supply’s trading contracts increased by $9.7 million and decreased by $2.1 million, for the three and six months ended June 30, 2005, respectively. The increase in fair value for the three month period ended June 30, 2005 was primarily due to price movements on contracts and settlements and the decrease in fair value for the six month period ended June 30, 2005 was primarily due to changes in the fair values of cash flow hedges, partially offset by the effect of price movements on contracts and settlements on interest rate and commodity contracts.

There has been, and may continue to be, significant volatility in the market prices for electricity and natural gas at the wholesale level, which will affect AE Supply’s operating results and cash flows. Similarly, volatility in interest rates will affect AE Supply’s operating results and cash flows.

Operating Expenses

Fuel Consumed in Electric Generation: Fuel consumed in electric generation represents the cost of coal, natural gas, oil, lime and other materials consumed in the generation of power and emission allowances. Fuel consumed in electric generation for the Generation and Marketing segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Fuel consumed in electric generation	$166.1	$141.1	$340.0	$302.8

Total fuel consumed in electric generation increased by $25.0 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to:

•	a $31.3 million increase in coal expense,

•	partially offset by a $7.8 million decrease in natural gas expense.

Total fuel consumed in electric generation increased by $37.2 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to:

•	a $51.1 million increase in coal expense,

•	partially offset by a $17.8 million decrease in natural gas expense.

The increases in coal expense were due to 8.1% and 4.0% increases in MWh’s generated for the three and six months ended June 30, 2005, respectively, as a result of increased availability at Allegheny’s plants that utilize steam pressure in excess of 3,200 psi (“supercritical plants”) and increased prices. The decrease in natural gas expense was primarily due to decreased use of Allegheny’s natural gas plants.

Purchased Power and Transmission: Purchased power and transmission expenses for the Generation and Marketing segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Purchased power and transmission	$23.2	$23.5	$43.0	$41.6

Purchased power and transmission increased $1.4 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to qualifying certain contracts as normal purchase normal sale for the six months ended June 30, 2005, partially offset by certain pipeline contracts that were released during 2004.

Operations and Maintenance: Operations and maintenance expenses for the Generation and Marketing segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Operations and maintenance	$103.3	$136.4	$183.6	$234.1

Operations and maintenance expenses decreased $33.1 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to:

•	a decrease of $28.7 million in contract work and outside services expenses and

•	a $2.4 million decrease in insurance expense.

The decrease in contract work expenses was a result of expenditures during 2004 related to accelerated special maintenance at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 and the timing of special maintenance expenditures during 2005. The decrease in outside services expense is a result of reduced expenses for Sarbanes-Oxley compliance and auditing services. The decrease in insurance expense is a result of reduced claims and lower premiums.

Operations and maintenance expenses decreased $50.5 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to:

•	a decrease of $43.2 million in contract work and outside services expenses,

•	a $3.0 million decrease in insurance expense and

•	a $2.5 million decrease in rent expense.

The decrease in contract work expenses was a result of expenditures during 2004 related to accelerated special maintenance at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 and the timing of special maintenance expenditures during 2005. The decrease in outside services expense is a result of reduced expenses for Sarbanes-Oxley compliance and auditing services. The decrease in insurance expense is a result of reduced claims and lower premiums. The decrease in rent expense is the result of certain impairment charges on New York office space during 2004.

Depreciation and Amortization: Depreciation and amortization expenses for the Generation and Marketing segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Depreciation and amortization	$38.4	$38.2	$76.7	$74.1

Depreciation and amortization expense increased $2.6 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to increased depreciation resulting from net property plant and equipment additions.

Taxes Other Than Income Taxes: Taxes other than income taxes for the Generation and Marketing segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Taxes other than income taxes	$20.3	$18.2	$40.8	$34.3

Taxes other than income taxes increased $2.1 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily as a result of favorable capital stock/franchise tax settlements of $2.7 million recorded during the three months ended June 30, 2004.

Taxes other than income taxes increased $6.5 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to:

•	favorable property tax settlements of $3.5 million recorded during 2004,

•	favorable capital stock/franchise tax settlements of $2.7 million recorded during the three months ended June 30, 2004 and

•	increases in business and occupation taxes due to a larger tax credit of $1.5 million recognized in 2004.

Other Income and Expenses, Net

Other income and (expenses), net, for the Generation and Marketing segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Other income and expenses, net	$12.9	$0.3	$14.6	$1.0

Other income and expenses, net, represent non-operating income and expenses before income taxes.

Other income and expenses, net, increased $12.6 million and $13.6 million for the three and six months ended June 30, 2005, respectively, as compared to the three and six months ended June 30, 2004, primarily as the result of $11.2 million in cash received from a former trading executive’s forfeited assets.

Interest Expense and Preferred Dividends

Interest expense and preferred dividends for the Generation and Marketing segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Interest expense and preferred dividends	$82.4	$59.9	$179.8	$147.8

Interest expense and preferred dividends increased $22.5 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to:

•	$26.2 million in non-recurring expense related to the tender offer for the Trust Preferred Securities in April 2005,

•	$2.8 million in interest expense related to a court decision in the litigation involving Merrill Lynch,

•	partially offset by non-recurring interest expense savings of $6.6 million on long-term debt resulting from lower interest rates due to debt refinancing and lower average debt outstanding.

Interest expense and preferred dividends increased $32.0 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to:

•	$41.3 million in recurring interest expense related to a court decision in the litigation involving Merrill Lynch,

•	$26.2 million in non-recurring interest expense related to the tender offer for the Trust Preferred Securities in April 2005,

•	partially offset by interest expense savings of $20.7 million resulting from lower interest rates due to debt refinancing and lower average debt outstanding and

•	decreased amortization expense of $15.7 million as a result of write offs of capitalized costs during the three months ended March 31, 2004 in connection with debt refinancing.

For additional information regarding the litigation involving Merrill Lynch, see Note 16, “Commitments and Contingencies,” to the Consolidated Financial Statements. For additional information regarding Allegheny’s short-term and long-term debt, see Note 2, “Debt,” to the Consolidated Financial Statements. Also, see “Financial Condition, Requirements and Resources—Liquidity and Capital Requirements.”

Minority Interest in Net (Loss) Income

Minority interest was $(0.1) million and $0.8 million for the three months ended June 30, 2005 and 2004, respectively, and $0.5 million and $1.1 million for the six months ended June 30, 2005 and 2004, respectively, which primarily represents Merrill Lynch’s equity interest in AE Supply.

Discontinued Operations

The Generation and Marketing segment recorded losses from discontinued operations of $5.8 million and $5.5 million for the three months ended June 30, 2005 and 2004, respectively, and $8.5 million and $13.8 million for the six months ended June 30, 2005 and 2004, respectively. The losses primarily related to operating losses at AE Supply’s Lincoln, Gleason and Wheatland generation facilities and an impairment charge on these facilities of $3.2 million, net of tax, which was recorded during the three months ended June 30, 2005 to reflect current estimates of net sales proceeds.

Losses from discontinued operations increased $0.3 million for the three months ended June 30, 2005 as compared to the three months ended July 30, 2004, primarily due to:

•	an impairment charge of $3.2 million, net of tax, which was recorded during the three months ended June 30, 2005 to reflect current estimates of net sales proceeds.

•	partially offset by the absence of AE Supply’s Lincoln generation facility, which was sold in December 2004.

Losses from discontinued operations decreased $5.3 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to:

•	operating losses during the first six months of 2004 at AE Supply’s Lincoln generation facility, which was sold in 2004, and

•	the cessation of depreciation on assets held for sale beginning in the third quarter of 2004 in accordance with SFAS No. 144,

•	partially offset by an impairment charge of $3.2 million, net of tax, which was recorded during the three months ended June 30, 2005 to reflect current estimates of net sales proceeds.

See Note 3, “Assets Held for Sale and Discontinued Operations,” to the Consolidated Financial Statements for additional information.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES—RESULTS OF OPERATIONS

Income (Loss) Summary

	Three Months Ended June 30, 2005				Three Months Ended June 30, 2004
(In millions)	Delivery and Services	Generation and Marketing	Eliminations	Total	Delivery and Services	Generation and Marketing	Eliminations	Total
Operating revenues	$161.7	$91.7	$(75.3)	$178.1	$160.2	$71.1	$(71.1)	$160.2

Fuel consumed in electric generation	—	(33.3)	—	(33.3)	—	(25.0)	—	(25.0)
Purchased power and transmission	(106.8)	(23.3)	75.3	(54.8)	(103.8)	(18.5)	71.1	(51.2)
Operations and maintenance	(29.9)	(22.3)	—	(52.2)	(31.3)	(33.5)	—	(64.8)
Depreciation and amortization	(8.0)	(8.7)	—	(16.7)	(7.8)	(8.5)	—	(16.3)
Taxes other than income taxes	(6.8)	(5.9)	—	(12.7)	(6.7)	(5.9)	—	(12.6)

Total operating expenses	(151.5)	(93.5)	75.3	(169.7)	(149.6)	(91.4)	71.1	(169.9)

Operating income (loss)	10.2	(1.8)	—	8.4	10.6	(20.3)	—	(9.7)
Other income, net	1.4	2.1	—	3.5	1.4	1.3	—	2.7
Interest expense	(6.1)	(4.6)	—	(10.7)	(6.4)	(4.4)	—	(10.8)

Income (loss) from continuing operations before income taxes	5.5	(4.3)	—	1.2	5.6	(23.4)	—	(17.8)
Income tax benefit (expense) from continuing operations	2.4	5.5	—	7.9	(2.0)	9.2	—	7.2

Income (loss) from continuing operations	7.9	1.2	—	9.1	3.6	(14.2)	—	(10.6)
(Loss) income from discontinued operations, net of tax	(6.5)	—	—	(6.5)	(1.2)	—	—	(1.2)

Net income (loss)	$1.4	$1.2	—	$2.6	$2.4	$(14.2)	$—	$(11.8)

	Six Months Ended June 30, 2005				Six Months Ended June 30, 2004
(In millions)	Delivery and Services	Generation and Marketing	Eliminations	Total	Delivery and Services	Generation and Marketing	Eliminations	Total
Operating revenues	$339.0	$182.7	$(157.0)	$364.7	$333.9	$157.4	$(150.9)	$340.4

Fuel consumed in electric generation	—	(68.3)	—	(68.3)	—	(57.7)	—	(57.7)
Purchased power and transmission	(221.3)	(49.2)	157.0	(113.5)	(213.3)	(30.1)	150.9	(92.5)
Operations and maintenance	(56.9)	(39.2)	—	(96.1)	(62.0)	(55.3)	—	(117.3)
Depreciation and amortization	(16.1)	(17.4)	—	(33.5)	(15.5)	(17.1)	—	(32.6)
Taxes other than income taxes	(13.6)	(11.8)	—	(25.4)	(13.5)	(11.5)	—	(25.0)

Total operating expenses	(307.9)	(185.9)	157.0	(336.8)	(304.3)	(171.7)	150.9	(325.1)

Operating income (loss)	31.1	(3.2)	—	27.9	29.6	(14.3)	—	15.3
Other income, net	1.6	4.1	—	5.7	1.7	3.0	—	4.7
Interest expense	(12.3)	(9.1)	—	(21.4)	(11.9)	(9.5)	—	(21.4)

Income (loss) from continuing operations before income taxes	20.4	(8.2)	—	12.2	19.4	(20.8)	—	(1.4)
Income tax (expense) benefit from continuing operations	(0.9)	9.1	—	8.2	(10.2)	8.7	—	(1.5)

Income (loss) from continuing operations	19.5	0.9	—	20.4	9.2	(12.1)	—	(2.9)
Income from discontinued operations, net of tax	4.4	—	—	4.4	9.8	—	—	9.8

Net income (loss)	$23.9	$0.9	—	$24.8	$19.0	$(12.1)	$—	$6.9

MONONGAHELA POWER COMPANY—CONSOLIDATED RESULTS

This section is an overview of Monongahela’s consolidated results of operations, which are discussed in greater detail for each segment in “Monongahela Power Company—Discussion of Segment Results of Operations” below.

Operating Revenues

Total operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Total Delivery and Services revenues	$161.7	$160.2	$339.0	$333.9
Total Generation and Marketing revenues	91.7	71.1	182.7	157.4
Eliminations	(75.3)	(71.1)	(157.0)	(150.9)

Total operating revenues	$178.1	$160.2	$364.7	$340.4

Operating revenues increased $17.9 million and $24.3 million for the three and six months ended June 30, 2005, respectively, as compared to the three and six months ended June 30, 2004, primarily due to:

•	increased net PJM revenues as compared to the prior year, during which unplanned outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 occurred and

•	increased revenues resulting from residential, commercial and industrial customer sales increases.

Operating Income

Operating income increased $18.1 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, due to a $17.9 million increase in operating revenues.

Operating income increased $12.6 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to:

•	a $24.3 million increase in total operating revenues,

•	offset by an $11.7 million increase in operating expenses.

Operating expenses increased primarily as a result of increases in fuel consumed in electric generation and purchased power and transmission expense, partially offset by a decrease in operations and maintenance expense. Fuel consumed in electric generation increased due to increased coal and other fuel prices and an increase in MWhs generated at Monongahela’s coal-fired plants. Purchased power and transmission expense increased due to increases in the prices for purchased power from third party suppliers for Monongahela’s Ohio customers. Operation and maintenance expense decreased primarily due to decreased contract work and outside services expense through the reduction of outside consultants.

Income Tax Expense

Income tax benefit for the three and six months ended June 30, 2005 was higher than the income tax benefit calculated at federal statutory tax rate, primarily due to:

•	the allocation of consolidated tax savings to Monongahela,

•	a $4.3 million tax benefit relating to the amendment of 2003 income tax returns as described in Note 1 to the financial statements,

Income tax expense (benefit) for the three and six months ended June 30, 2004 varied from tax expense (benefit) calculated at the federal statutory tax rate, primarily due to the allocation of consolidated tax savings, state income tax and the affects of utility rate-making.

Discontinued Operations

Monongahela recorded (losses) income from discontinued operations of $(6.5) million and $(1.2) million for the three months ended June 30, 2005 and 2004, respectively, and $4.4 million and $9.8 million for the six months ended June 30, 2005 and 2004, respectively, relating to Monongahela’s natural gas operations.

The $5.3 million increase in loss from discontinued operations for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, was primarily due to a $5.7 million impairment charge, net of tax, recorded during the three months ended June 30, 2005 on Monongahela’s natural gas assets to reflect current estimates of net sales proceeds.

The $5.4 million decrease in income from discontinued operations for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, was primarily due to a $6.3 million impairment charge, net of tax, recorded during the six months ended June 30, 2005 on Monongahela’s natural gas assets to reflect current estimates of net sales proceeds.

See Note 3, “Assets Held for Sale and Discontinued Operations,” to Monongahela’s Consolidated Financial Statements for additional information.

MONONGAHELA POWER COMPANY—DISCUSSION OF SEGMENT RESULTS OF OPERATIONS:

Monongahela’s Delivery and Services Segment Results

Net income decreased $1.0 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to:

•	a $5.3 million increase in loss from discontinued operations,

•	partially offset by a $4.4 million increase in income tax benefit.

Net income increased $4.9 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to:

•	a $9.3 decrease in income tax expense and

•	a $1.5 million increase in operating income,

•	partially offset by a $5.4 million decrease in income from discontinued operations.

Operating Revenues

The following table provides retail electricity sales information related to the Delivery and Services segment:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2005	2004		2005	2004
Electricity sales (million KWhs):
Residential	775	762	1.7%	1,783	1,793	(0.6)%
Commercial	653	645	1.2%	1,311	1,276	2.7%
Industrial	1,486	1,516	(2.0)%	2,964	2,992	(0.9)%
Other	7	6	16.7%	13	13	—%

Total electricity sales	2,921	2,929	(0.3)%	6,071	6,074	—%

Heating Degree-Days*	484	457	5.9%	2,883	3,162	(8.8)%
Cooling Degree-Days*	299	258	15.9%	299	261	14.6%

*	The operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity delivered by the Distribution Companies, but represent only one of several factors that impact the volume of electricity. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. Heating degree-days is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit, and cooling degree-days is the measure of the variation in the weather based on the extent to which the average daily temperature rises above 65° Fahrenheit. Each degree of temperature above 65° Fahrenheit is counted as one cooling degree-day, and each degree of temperature below 65° Fahrenheit is counted as one heating degree-day.

Total operating revenues for the Delivery and Services segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Retail electric:
Residential	$56.6	$55.4	$128.7	$128.3
Commercial	38.9	37.3	78.5	74.1
Industrial	58.0	56.7	115.6	111.4
Other	0.7	0.7	1.4	1.3

Total retail electric	154.2	150.1	324.2	315.1

Transmission services and bulk power	5.8	7.7	11.5	14.9
Other affiliated and non-affiliated energy services	1.7	2.4	3.3	3.9

Total Delivery and Services revenues	$161.7	$160.2	$339.0	$333.9

Retail electric revenues increased $4.1 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to:

•	a $1.2 million increase in residential sales as a result of a 1.7% increase in MWh sales due to a 1.2% increase in usage per customer and a 0.5% increase in the average number of customers served,

•	a $1.6 million increase in commercial sales as a result of the expiration of a temporary consumer choice credit in 2004 and

•	a $1.3 million increase in industrial sales as a result of a 4.3% increase in rates, due in part to the expiration of a temporary customer choice credit.

Retail electric revenues increased $9.1 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to:

•	a $4.4 million increase in commercial sales as a result of an increase in rates relating to the expiration of a temporary customer choice credit in 2004 and a 2.7% increase in MWh sales due to a 1.9% increase in the average number of customers served and a 0.9% increase in usage per customer and

•	a $4.2 million increase in industrial sales as a result of a 4.8% increase in rates, due in part to the expiration of a temporary customer choice credit.

Transmission services and bulk power decreased $1.9 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 and decreased $3.4 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to the expiration of certain transition credits that were associated with Allegheny joining the PJM regional transmission system.

Operating Expenses

Purchased Power and Transmission: Purchased power and transmission represents power purchases from, and exchanges with, other companies and purchases from qualified facilities under PURPA. Purchased power and transmission consists of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
From PURPA generation*	$13.5	$14.5	$28.1	$28.3
Other purchased power and transmission	93.3	89.3	193.2	185.0

Total purchased power and transmission	$106.8	$103.8	$221.3	$213.3

* PURPA cost (cents per KWh)	4.2	4.3	4.3	4.3

Purchased power from PURPA generation decreased $1.0 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to a 4.4% decrease in MWh’s purchased and a 2.6% decrease in average rates. MWh’s decreased as a result of planned outages at a certain PURPA generation facility during the three months ended June 30, 2005.

Other purchased power primarily consists of Monongahela’s Delivery and Services segment’s purchases of energy from Monongahela’s Generation and Marketing segment and purchased power from third party suppliers to meet its PLR obligation.

Other purchased power increased $4.0 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to purchases of power from third party suppliers at market based prices starting on January 1, 2005 to meet the needs of Monongahela’s large commercial and industrial customers in Ohio.

Other purchased power increased $8.2 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to purchases of power from third party suppliers at market based prices starting on January 1, 2005 to meet the needs of Monongahela’s large commercial and industrial customers in Ohio.

Operations and Maintenance: Operations and maintenance expenses for the Delivery and Services segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Operations and maintenance	$29.9	$31.3	$56.9	$62.0

Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses.

Operations and maintenance expenses decreased $1.4 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to a $1.8 million decrease in contract work and outside services, as a result of a reduction in the use of outside consultants.

Operations and maintenance expenses decreased $5.1 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to:

•	a $3.1 million decrease in contract work and outside services, as a result of the reduction of outside consultants and

•	a $0.8 million decrease in materials and supplies.

Monongahela’s Generation and Marketing Segment Results

Net income increased $15.4 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to:

•	a $20.6 million increase in operating revenues,

•	partially offset by a $3.7 million decrease in income tax benefit.

Net income increased $13.0 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to:

•	a $25.3 million increase in operating revenues,

•	partially offset by a $14.2 million increase in operating expenses.

Operating Revenues

Total operating revenues for the Generation and Marketing segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Revenue from affiliates	$74.5	$71.5	$159.4	$159.0
Wholesale and other, net	17.2	(0.4)	23.3	(1.6)

Total Generation and Marketing revenues	$91.7	$71.1	$182.7	$157.4

Revenues represent sales to Monongahela’s Delivery and Services segment to meet PLR obligations and other energy net sales at market prices.

Revenues from affiliates increased $3.0 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily because the Generation and Marketing segment now provides additional power to service load requirements of Monongahela’s Delivery and Services segment in West Virginia that was previously obtained by the Delivery and Services segment from a third party.

Wholesale and other, net, revenues increased $17.6 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 and $24.9 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily as a result of increased production from greater availability at Monongahela’s jointly-owned supercritical plants.

Operating Expenses

Fuel Consumed in Electric Generation: Fuel consumed in electric generation represents primarily the cost of coal, lime and other materials consumed in the generation of power and emission allowances. Fuel consumed in electric generation for the Generation and Marketing segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Fuel consumed in electric generation	$33.3	$25.0	$68.3	$57.7

Total fuel expenses increased by $8.3 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to:

•	an increase in fuel prices, which increased total fuel expenses by $4.9 million, primarily as a result of increased cost of coal and other fuel and

•	an increase in generation, which increased total fuel expenses by $3.6 million, due to an increase in MWhs generated as a result of increased production from greater availability at Monongahela’s supercritical plants, primarily the return to service of Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1.

Total fuel expenses increased by $10.6 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to:

•	an increase in fuel prices, which increased total fuel expenses by $8.7 million, primarily as a result of increased cost of coal and other fuel and

•	an increase in generation, which increased total fuel expenses by $2.7 million, due to an increase in MWhs generated as a result of increased production from greater availability at Monongahela’s supercritical plants, primarily due to the return to service of Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1.

Purchased Power and Transmission: Purchased power and transmission represents power purchases from Supply and exchanges with other companies. Purchased power and transmission for the Generation and Marketing segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Purchased power and transmission	$23.3	$18.5	$49.2	$30.1

Purchased power and transmission increased $4.8 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to additional purchases to service load requirements of Monongahela’s Delivery and Services segment in West Virginia that were previously obtained from a third party.

Purchased power and transmission increased $19.1 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to additional purchases to service load requirements of Monongahela’s Delivery and Services segment in West Virginia and higher congestion charges.

Operations and Maintenance: Operations and maintenance expenses for the Generation and Marketing segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Operations and maintenance	$22.3	$33.5	$39.2	$55.3

Operations and maintenance expenses decreased $11.2 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease was primarily due to a $9.7 million decrease in contract work expenses as a result of expenditures during 2004 related to accelerated special maintenance at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 and the timing of special maintenance expenditures during 2005.

Operations and maintenance expenses decreased $16.1 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease was primarily due to a $13.4 million decrease in contract work expenses as a result of expenditures during 2004 related to accelerated special maintenance at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 and the timing of special maintenance expenditures during 2005.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES—RESULTS OF OPERATIONS

Income Summary

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Operating revenues	$221.1	$216.7	$478.6	$463.9
Operating income	$25.0	$22.4	$58.1	$50.9
Income before income taxes	$20.2	$16.9	$47.4	$38.4
Net income	$15.0	$11.0	$35.1	$24.8

Net income increased $4.0 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to a $4.4 million increase in operating revenues.

Net income increased $10.3 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to:

•	a $7.2 million increase in operating income and

•	a $1.6 million decrease in interest expense.

Operating Revenues

The following table provides retail electricity sales information related to Potomac Edison:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2005	2004		2005	2004
Electricity sales (million KWhs):
Residential	1,236	1,245	(0.7)%	3,057	3,032	0.8%
Commercial	809	798	1.4%	1,619	1,577	2.7%
Industrial	1,654	1,647	0.4%	3,211	3,196	0.5%
Other	6	6	—%	12	12	—%

Total electricity sales	3,705	3,696	0.2%	7,899	7,817	1.0%

Heating Degree-Days*	579	431	34.3%	3,224	3,282	(1.8)%
Cooling Degree-Days*	306	353	(13.3)%	306	353	(13.3)%

*	The operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity delivered by the Distribution Companies, but represent only one of several factors that impact the volume of electricity. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. Heating ss is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit, and cooling degree-days is the measure of the variation in the weather based on the extent to which the average daily temperature rises above 65° Fahrenheit. Each degree of temperature above 65° Fahrenheit is counted as one cooling degree-day, and each degree of temperature below 65° Fahrenheit is counted as one heating degree-day.

Total operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Retail electric:
Residential	$85.4	$86.1	$207.2	$205.8
Commercial	53.3	48.5	107.6	95.1
Industrial	57.5	61.7	114.7	119.7
Other	1.4	1.3	2.6	2.5

Total retail electric	197.6	197.6	432.1	423.1

Transmission services and bulk power	21.4	16.7	42.6	36.0
Other affiliated and nonaffiliated energy services	2.1	2.4	3.9	4.8

Total operating revenues	$221.1	$216.7	$478.6	$463.9

For the three months ended June 30, 2005, commercial and industrial sales, in the aggregate, remained relatively consistent as compared to the three months ended June 30, 2004. Price increases resulting from the transition to market-based rates of most commercial and industrial customers in Maryland were offset by reduced PLR requirements from certain commercial and industrial customers who switched to alternative service providers for their generation requirements.

Retail electric revenues increased $9.0 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to:

•	a $7.5 million aggregate increase in commercial and industrial sales as a result of market-based pricing for the generation component of rates in Maryland and

•	a $1.4 million increase in residential revenues due to a 2.9% increase in the average number of customers and a 34.3% increase in heating degree-days, partially offset by a 13.3% decrease in cooling degree-days.

The decrease in cooling degree-days was the result of milder spring weather as compared to the same period in the prior year.

Transmission services and bulk power revenues increased $4.7 million and $6.6 million for the three and six months ended June 30, 2005, respectively, as compared to the three and six months ended June 30, 2004, primarily due to increased MWh sales at higher prices related to the AES Warrior Run Cogeneration facility, partially offset by decreased transmission revenues as a result of the expiration of certain transition credits associated with Potomac Edison’s entrance into the PJM regional transmission system.

Operating Expenses

Purchased Power and Transmission: Purchased power and transmission represents power purchases primarily from AE Supply and qualified facilities under PURPA. Purchased power and transmission consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Other purchased power and transmission	$126.2	$131.0	$278.4	$277.6
From PURPA generation*	26.9	19.3	52.5	44.4

Total purchased power and transmission	$153.1	$150.3	$330.9	$322.0

* PURPA cost (cents per KWh)	6.9	6.7	6.7	6.6

Purchased power and transmission expense increased $2.8 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to:

•	a $7.6 million increase in purchased power from PURPA generation,

•	partially offset by a $4.8 million decrease in other purchased power.

Purchased power from PURPA generation increased as a result of a 36.6% increase in MWhs purchased from the AES Warrior Run Cogeneration facility. Other purchased power decreased due to an 8.3% decrease in MWhs purchased primarily due to increased customer shopping in Maryland. The PLR obligations associated with these customers in the prior year are not being served by Potomac Edison in the current year, because these customers now obtain power from third party providers.

Purchased power and transmission expense increased $8.9 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to a 15.7% increase in MWhs purchased from the AES Warrior Run Cogeneration facility.

Deferred Energy Costs, Net: Deferred energy costs, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Deferred energy costs, net	$(1.8)	$1.2	$(0.6)	$2.1

Deferred energy costs, net, are primarily related to the recovery of net costs associated with purchases from the AES Warrior Run Cogeneration facility.

To satisfy its obligations under PURPA, Potomac Edison entered into a long-term contract to purchase capacity and energy from the AES Warrior Run Cogeneration facility through the beginning of 2030. Potomac Edison is authorized by the Maryland PSC to recover all contract costs from the AES Warrior Run Cogeneration facility, net of any revenues received from the sale of AES Warrior Run output into the wholesale energy market, by means of a retail revenue surcharge (the “AES Warrior Run Surcharge”). Any under-recovery or over-recovery of net costs is being deferred on Potomac Edison’s Consolidated Balance Sheets as deferred energy costs, pending subsequent recovery from, or return to, customers through adjustments to the AES Warrior Run Surcharge. Because the AES Warrior Run Surcharge represents a dollar-for-dollar recovery of net contract costs, AES Warrior Run Surcharge revenues or revenues from sales of AES Warrior Run output do not impact Potomac Edison’s net income. Effective January 1, 2005, Potomac Edison sells all of the output it purchases from the AES Warrior Run facility to a non-affiliated third party, through a competitive bidding process approved by the Maryland PSC. During 2004 the output purchased from the AES Warrior Run facility was sold to AE Supply.

Operations and Maintenance: Operations and maintenance expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Operations and maintenance	$25.5	$25.2	$51.0	$52.7

Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses.

Operations and maintenance expenses decreased $1.7 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to a $1.5 million decrease in outside services. The decrease in outside services was a result of the reduction of consultants.

Depreciation and Amortization: Depreciation and amortization expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Depreciation and amortization	$10.8	$9.8	$21.4	$19.6

Depreciation and amortization expenses increased $1.0 million and $1.8 million for the three and six months ended June 30, 2005, respectively, as compared to the three and six months ended June 30, 2004, primarily due to increased depreciation resulting from net property, plant and equipment additions.

Taxes Other Than Income Taxes: Taxes other than income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Taxes other than income taxes	$8.5	$7.7	$17.8	$16.6

Taxes other than income taxes primarily includes gross receipts taxes, payroll taxes and property taxes.

Taxes other than income taxes increased $1.2 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily as a result of a $0.8 million increase in gross receipts taxes due to a rate increase.

Interest Expense: Interest expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Interest expense	$6.8	$7.7	$13.9	$15.5

Interest expense decreased $1.6 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to:

•	a $2.3 million decrease in interest on First Mortgage Bonds due to a decreased interest rate as a result of the November 2004 refinancing of First Mortgage Bonds,

•	partially offset by a $0.4 increase in amortization expense due to the amortization of debt issue costs and discounts associated with the refinancing of First Mortgage Bonds.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2005 and 2004 was lower than income tax expense calculated at the federal statutory tax rate, primarily due to the allocation of consolidated tax savings.

ALLEGHENY GENERATING COMPANY—RESULTS OF OPERATIONS

Income Summary

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Operating revenues	$16.7	$17.9	$33.6	$35.0
Operating income	$10.6	$10.7	$21.4	$21.5
Income before income taxes	$8.8	$8.7	$17.7	$17.2
Net income	$7.8	$5.8	$15.1	$12.8

Net income increased $2.0 million and $2.3 million for the three and six months ended June 30, 2005, respectively, as compared to the three and six months ended June 30, 2004. This increase was primarily due to an increase in the allocated state and federal income tax benefit from Allegheny pursuant to its consolidated tax sharing agreement.

Operating Revenues and Expenses

AGC’s only operating asset is an undivided 40% interest in the Bath County, Virginia pumped-storage hydroelectric station and its connecting transmission facilities.

Pursuant to an agreement, AE Supply and Monongahela purchase all of AGC’s capacity at prices based on a “cost-of-service formula” wholesale rate schedule (the “revenue requirements”) approved by FERC. AE Supply and Monongahela purchase power from AGC on a proportional basis, based on their respective equity ownership of AGC. Under this arrangement, AGC recovers in revenues all of its operations and maintenance expense, depreciation, taxes other than income taxes, income tax expense at the statutory rate and a component for debt and equity return on its investment.

Operating Revenues: Operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Operating revenues	$16.7	$17.9	$33.6	$35.0

Operating revenues decreased $1.2 million and $1.4 million for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004, primarily as a result of decreased expenditure recoveries on operations and maintenance expenditures.

Operations and Maintenance: Operations and maintenance expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Operations and maintenance	$1.1	$2.2	$2.2	$3.4

Operations and maintenance expenses primarily include salaries and wages, employee benefits, materials and supplies, contract work, outside services and other expenses.

Operations and maintenance expenses decreased $1.1 million and $1.2 million for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004, primarily as a result of an inventory write down during the second quarter of 2004.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2005 and 2004 are lower than tax expense calculated at the federal statutory tax rate, primarily due to the allocation of consolidated tax savings and the amortization of deferred investment tax credits.

FINANCIAL CONDITION, REQUIREMENTS AND RESOURCES

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest, retirement of debt and acquisitions and construction programs, Allegheny has historically used internally generated funds (net cash provided by operations less common and preferred dividends) and external financings, including the sale of common and preferred stock, debt instruments, installment loans and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions and Allegheny’s cash needs and capital structure objectives. The availability and cost of external financings depend upon the financial condition of the companies seeking those funds and upon market conditions.

Allegheny’s consolidated capital structure, including short-term debt and liabilities associated with assets held for sale and excluding minority interest, as of June 30, 2005, December 31, 2004 and June 30, 2004, were as follows:

	June 30, 2005		December 31, 2004		June 30, 2004
(In millions)	Amount	%	Amount	%	Amount	%
Debt	$4,443.5	71.8	$5,012.6	77.8	$5,436.3	77.4
Common equity	1,669.5	27.0	1,353.8	21.0	1,514.3	21.6
Preferred equity	74.0	1.2	74.0	1.2	74.0	1.0

Total	$6,187.0	100.0	$6,440.4	100.0	$7,024.6	100.0

In April 2005, the holders of $295.0 million of the outstanding $300.0 million Trust Preferred Securities issued by Capital Trust accepted AE and Capital Trust’s tender offer and consent solicitation. Under the terms of the offer, for each $1,000 in liquidation amount of Trust Preferred Securities tendered, a holder received 83.33 shares of AE common stock and $160 in cash. On April 22, 2005, AE issued an aggregate of 24.6 million shares of its common stock and $47.2 million in cash to the holders of the tendered Trust Preferred Securities. The $47.2 million cash payment was principally funded by borrowing under AE’s revolving credit facility and was expensed during the second quarter of 2005. In addition, AE received the required consents from holders of the Trust Preferred Securities for amendments to the indenture governing AE’s 11 7/8% Notes due 2008. The holder of the remaining $5.0 million in liquidation amount of Trust Preferred Securities converted its Trust Preferred Securities into 416,650 shares of AE common stock on May 3, 2005.

On June 16, 2005, AE and AE Supply (together, the “Borrowers”) entered into a new $700 million credit facility (the “New AE Credit Facility”) comprised of a $400 million senior unsecured revolving credit facility (the “Revolving Facility”) and a $300 million senior unsecured term loan (the “Term Facility”). The terms of the New AE Credit Facility are set forth in a Credit Agreement, dated as of June 16, 2005, among the Borrowers, the initial lenders named therein and Citicorp North America, Inc., as Administrative Agent (the “Credit Agreement”). The Revolving Facility (a) refinanced the aggregate principal amount of approximately $122 million outstanding under AE’s prior credit facility, (b) continues letters of credit issued under AE’s prior credit facility in the aggregate amount of approximately $11.5 million and (c) provides working capital and letters of credit for AE and, subject to certain limitations, its subsidiaries. The lenders under the Revolving Facility are required to make revolving credit loans to, and issue letters of credit at the request of, AE. In addition, subject to certain limitations, AE Supply may borrow, or request letters of credit for, up to $50 million directly under the Revolving Facility. AE is permitted to request letters of credit in an amount not in excess of $125 million on behalf of AE Supply and its subsidiaries. The Revolving Facility matures June 16, 2010.

The proceeds of the Term Facility were used to refinance the aggregate principal outstanding amount under AE’s 7.75% Notes due August 1, 2005. AE must repay the principal amount borrowed under the Term Facility in consecutive quarterly installments equal to 0.25% of the aggregate principal amount initially advanced to AE under the Term Facility, with the balance due in full at maturity on June 16, 2010. AE may not re-borrow any part of the Term Facility that it repays or prepays.

Loans under the New AE Credit Facility bear interest, depending on the type of loan requested by the Borrowers, at a rate equal to either (i) the higher of the rate announced publicly by Citibank in New York, from time to time, as Citibank’s base rate or 0.50% above the Federal Funds Rate (as defined in the Credit Agreement) (the “Base Rate”), plus the applicable margin, which is between 1.50% and 0.50% for Base Rate loans, or (ii) the Eurodollar Rate (as defined in the Credit Agreement), plus the applicable margin, which is between 2.50% and 1.50% for Eurodollar Rate-based loans. The Eurodollar Rate is determined by dividing LIBOR (as defined in the Credit Agreement) by a percentage equal to 1.00 minus the Eurodollar Rate Reserve Percentage (as defined in the Credit Agreement). The applicable margin for LIBOR borrowings was 2.00% at June 30, 2005. With respect to each letter of credit, the relevant Borrower is required to pay to the Administrative Agent a letter of credit fee equal to the applicable margin, which ranges from 2.50% to 1.50%, times the daily maximum amount available to be drawn under such letter of credit. In each case of a Base Rate loan, Eurodollar Rate loan or letter of credit, the applicable margin varies depending upon Standard & Poor’s and Moody’s Investors Service, Inc.’s ratings of certain of AE’s public debt. The Borrowers’ ability to request and maintain Eurodollar Rate loans is subject to certain limitations.

On July 21, 2005, AE Supply obtained a secured credit facility comprised of a term loan (the “New AE Supply Term Loan”) of $1.07 billion. Proceeds from the New AE Supply Term Loan were used, in part, to refinance approximately $738 million outstanding under the prior AE Supply loan. Proceeds from the New AE Supply Term Loan will also be used to redeem AE Supply’s 10.25% Senior Notes due 2007, which have a principal amount outstanding of approximately $331 million. The New AE Supply Term Loan matures in 2011, and has an initial interest rate equal to LIBOR plus 1.75%. The interest rate will improve to LIBOR plus 1.50% if AE Supply’s credit ratings improve from current levels. AE Supply will use cash on hand and may also borrow under the Revolving Facility to redeem its 13.0% Senior Notes due 2007, which have a principal amount outstanding of approximately $35 million, and pay associated costs. AE Supply issued a Notice of Redemption to holders of record of the 10.25% and 13.0% Senior Notes outlining the terms and conditions of the anticipated redemption, which is expected to occur on August 22, 2005. AE Supply expects to take a pre-tax charge of approximately $34 million during the third quarter of 2005 to reflect the premium paid and costs associated with the redemptions.

During the six months ended June 30, 2005, AE Supply repaid an aggregate of $243.8 million outstanding under the prior AE Supply loan.

Allegheny made various other debt payments during the six months ended June 30, 2005. See Note 2, “Debt” for additional information.

Off-Balance Sheet Arrangements

The registrants do not have off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on their financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Long-Term Debt and Contractual Obligations

See Note 2, “Debt,” for additional information and details regarding Allegheny’s debt. See also Item 8, Note 3, “Capitalization,” in the 2004 Annual Report on Form 10-K for additional details and discussion regarding debt covenants, refinancing and other debt issuances and redemptions.

Allegheny has various obligations and commitments to make future cash payments under debt instruments, lease arrangements, fuel agreements and other contracts. The table below summarizes the payments due by period for these obligations and commitments, by entity, as of June 30, 2005. The table below does not include expected pension contributions described in Note 12, “Pension Benefits and Postretirement Benefits other than Pensions,” contingent liabilities, liabilities associated with assets held for sale and contractual commitments that were accounted for under fair value accounting. For more information regarding fair value accounting, see “Allegheny Energy, Inc.—Discussion of Segment Results of Operations—AE’s Generation and Marketing Segment Results.”

Contractual Obligations and Commitments (In millions)	Payments from July 1, to December 31, 2005	Payments from January 1, 2006 to December 31, 2007	Payments from January 1, 2008 to December 31, 2009	Payments from January 1, 2010 and beyond	Total
Long-term debt *	$340.3	$1,047.1	$65.2	$2,914.5	$4,367.1
Interest on long-term debt***	148.1	616.3	407.7	825.2	1,997.3
Interest rate swap obligations	3.1	12.3	12.3	8.2	35.9
Capital lease obligations **	5.9	21.8	4.8	0.7	33.2
Operating lease obligations **	3.6	8.2	6.4	20.8	39.0
PURPA purchased power	104.4	420.0	432.9	3,935.6	4,892.9
Fuel purchase and transportation commitments **	305.8	1,132.1	637.2	1,598.3	3,673.4

Total	$911.2	$3,257.8	$1,566.5	$9,303.3	$15,038.8

*	Does not include debt associated with assets held for sale, unamortized debt expense, discounts, premiums, payments made subsequent to June 30, 2005 and anticipated debt repayments.
**	Does not include amounts associated with assets held for sale.
***	Does not include interest on debt associated with assets held for sale. Amounts are based on interest rates as of June 30, 2005 and do not reflect any payments made subsequent to June 30, 2005 and any anticipated future debt repayments or interest rate changes.

Monongahela has various obligations and commitments to make future cash payments under debt instruments, lease arrangements, fuel agreements and other contracts. The table below summarizes the payments due by period for these obligations and commitments, by entity, as of June 30, 2005. The table below does not include expected pension contributions, contingent liabilities and liabilities associated with assets held for sale.

Contractual Obligations and Commitments (In millions)	Payments from July 1, to December 31, 2005	Payments from January 1, 2006 to December 31, 2007	Payments from January 1, 2008 to December 31, 2009	Payments from January 1, 2010 and beyond	Total
Long-term debt *	$—	$315.5	$—	$370.2	$685.7
Interest on long-term debt***	20.4	62.6	50.2	152.1	285.3
Capital lease obligations **	2.4	8.8	1.8	0.2	13.2
Operating lease obligations **	0.3	0.4	—	—	0.7
PURPA purchased power	28.3	116.4	117.5	1,224.0	1,486.2
Fuel purchase and transportation commitments **	63.9	222.6	120.8	321.0	728.3

Total	$115.3	$726.3	$290.3	$2,067.5	$3,199.4

*	Does not include debt associated with assets held for sale, unamortized debt expense, discounts, premiums, payments made subsequent to June 30, 2005 and anticipated debt repayments.
**	Does not include amounts associated with assets held for sale.
***	Does not include interest on debt associated with assets held for sale. Amounts are based on interest rates as of June 30, 2005 and do not reflect any payments made subsequent to June 30, 2005 and any anticipated future debt repayments or interest rate changes.

AE Supply has various obligations and commitments to make future cash payments under debt instruments, lease arrangements, fuel agreements and other contracts. The table below summarizes the payments due by period for these obligations and commitments as of June 30, 2005. The table below does not include expected pension contributions, contingent liabilities, liabilities associated with assets held for sale and contractual commitments that were accounted for under fair value accounting.

Contractual Obligations and Commitments (In millions)	Payments from July 1, to December 31, 2005	Payments from January 1, 2006 to December 31, 2007	Payments from January 1, 2008 to December 31, 2009	Payments from January 1, 2010 and beyond	Total
Long-term debt *	$5.2	$478.1	$20.9	$2,032.8	$2,537.0
Interest on long-term debt***	91.3	441.0	265.2	321.1	1,118.6
Interest rate swap obligations	3.1	12.3	12.3	8.2	35.9
Capital lease obligations **	0.2	0.2	—	—	0.4
Operating lease obligations **	2.9	7.1	6.4	20.7	37.1
Fuel purchase and transportation commitments **	241.9	909.5	516.4	1,277.3	2,945.1

Total	$344.6	$1,848.2	$821.2	$3,660.1	$6,674.1

*	Does not include debt associated with assets held for sale, unamortized debt expense, discounts, premiums, payments made subsequent to June 30, 2005 and anticipated debt repayments.
**	Does not include amounts associated with assets held for sale.
***	Does not include interest on debt associated with assets held for sale. Amounts are based on interest rates as of June 30, 2005 and do not reflect any payments made subsequent to June 30, 2005 and any anticipated future debt repayments or interest rate changes.

The obligations for Potomac Edison, AGC and West Penn did not change materially from the amounts reported in the 2004 Annual Report on Form 10-K.

Allegheny’s capital expenditures for the last six months of 2005 and for the full year of 2006 are estimated at $164.3 million and $383.3 million, respectively, and include estimated expenditures of $38.4 million and $139.8 million, respectively, for environmental control technology. See Item 8, Note 27, Commitments and Contingencies, to the 2004 Annual Report on Form 10-K for additional information.

Assets Held For Sale

Contractual cash obligations and commitments related to assets held for sale at June 30, 2005 have been excluded from the table. The table below provides a summary of the payments due by period for these obligations and commitments.

Contractual Obligations and Commitments (In millions)	Payments from July 1, to December 31, 2005	Payments from January 1, 2006 to December 31, 2007	Payments from January 1, 2008 to December 31, 2009	Payments from January 1, 2010 and beyond	Total
Long-term debt*	$3.3	$6.7	$16.7	$60.0	$86.7
Interest on long-term debt**	4.5	12.6	11.5	26.4	55.0
Capital lease obligations	0.1	—	—	—	0.1
Operating lease obligations	0.2	0.5	0.3	0.4	1.4
Fuel purchase and transportation commitments	10.8	43.0	42.8	107.5	204.1

Total	$18.9	$62.8	$71.3	$194.3	$347.3

*	Does not include unamortized debt expense, discounts, premiums, payments made subsequent to June 30, 2005 and anticipated debt repayments.
**	Amounts are based on interest rates as of June 30, 2005 and do not reflect any payments made subsequent to June 30, 2005 and any anticipated future debt repayments or interest rate changes.

Financing

Debt: See Note 2, “Debt,” for a discussion of the issuances and redemptions of debt by the registrants during the six months ended June 30, 2005.

Short-term Debt: AE manages short-term obligations with cash on hand and amounts available under revolving credit facilities. AE Supply manages short-term obligations with cash on hand and amounts available under revolving credit facilities. AE, Monongahela, Potomac Edison, West Penn, AE Supply and AGC manage excess cash and short-term requirements through an internal money pool. The money pool provides funds to approved AE subsidiaries at the lower of the previous day’s Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day’s seven day commercial paper rate, as quoted by the same source, less four basis points. AE and AE Supply can only lend money into the money pool. AGC can only borrow money from the money pool. Monongahela, West Penn and Potomac Edison can either lend money into, or borrow money from, the money pool.

At June 30, 2005, no registrant had access to any short-term revolving credit facilities or lines of credit with third-party financial institutions beyond those described above. AE had $266.5 million of revolving credit available under its $400 million revolving credit facility. There was $122.0 million in borrowings and an $11.5 million of outstanding letters of credit drawn against the revolving credit facility at June 30, 2005. In addition, AE Supply had a $1.6 million letter of credit outstanding at June 30, 2005 which was collateralized by cash. See Item 8, Note 3, Capitalization, of the 2004 Annual Report on Form 10-K for additional information.

Asset Sales

On May 6, 2005, AE Supply and its subsidiaries, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, LLC, signed an agreement with PSI Energy, Inc. and The Cincinnati Gas & Electric Company (collectively, the “Wheatland Buyers”) pursuant to which the Wheatland Buyers agreed to purchase certain of the assets and assume certain of the liabilities relating to AE Supply’s Wheatland generating facility. The purchase price for the transaction is $100 million, subject to certain post-closing adjustments. The transaction is subject to certain closing conditions and federal regulatory approvals. It is expected to close in the third quarter of 2005. Proceeds from the sale are expected to be used to repay debt.

On May 20, 2005, Potomac Edison completed the sale of its former Hagerstown, Maryland Corporate Headquarters building and surrounding land for $10.6 million of net cash proceeds.

Land Sales: During the three and six months ended June 30, 2005, AE Supply and West Penn and its subsidiaries completed land sales for aggregate proceeds of $2.4 million.

See Note 3, “Assets Held for Sale and Discontinued Operations,” for information relating to asset sales.

Cash Flows

Allegheny

Allegheny’s cash flows from operating activities primarily result from the sale of electricity and gas. Future cash flows will be affected by, among other things, the impact that the economy, weather, customer choice and future regulatory proceedings have on revenues, future demand and market prices for energy, as well as Allegheny’s ability to produce and supply its customers with power at competitive prices.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows provided by operating activities for the six months ended June 30, 2005 were $185.7 million. Cash flows provided by operating activities consisted of discontinued operations and non-cash charges of $183.4 million and net income of $24.2 million, partially offset by changes in certain assets and liabilities of $21.9 million. Cash flows provided by operating activities for the six months ended June 30, 2004 were $175.1 million, consisting of non-cash charges of $245.1 million, partially offset by changes in certain assets and liabilities of $63.8 million and a net loss of $6.2 million.

Significant cash flows related to operating activities for the six months ended June 30, 2005 included $47.2 million in payments to the holders of the 11 7/8% Trust Preferred Securities under the terms of the tender offer and consent solicitation, $40.0 million in payments to Allegheny’s pension and other postretirement benefit plans, primarily as a result of contributions made to satisfy the funding requirements of these benefit plans and the cash receipt of $11.2 million from a former trading executive’s forfeited assets.

Significant cash flows related to operating activities for the six months ended June 30, 2004 included $70.8 million in proceeds related to the 2003 sale of the CDWR contract and related hedges to J. Aron & Company as a result of the exit from Western U.S. energy markets and $30.3 million in payments to Allegheny’s pension and other post-retirement benefit plans, primarily as a result of contributions made to satisfy the funding requirements of these benefits plans.

The changes in certain assets and liabilities for the six months ended June 30, 2005 resulted in a decrease in operating cash flows of $21.9 million. Operating cash flows were used primarily for a $30.4 million increase in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues, a $22.7 million increase in materials, supplies and fuel inventory primarily as a result of seasonal fuel usage, and a $21.8 million decrease in accounts payable, primarily as a result of timing differences associated with the payment of certain obligations. These amounts were partially offset by cash flows provided by operating activities primarily due to a $41.1 million increase in accrued interest, primarily due to $41.3 million of interest expense accrued for the Merrill Lynch litigation summary judgment.

The changes in certain assets and liabilities for the six months ended June 30, 2004 resulted in a decrease in operating cash flows of $63.8 million. Operating cash flows were used primarily for a $66.4 million increase in collateral deposits held as security for certain contracts, and a $39.0 million decrease in accrued taxes, primarily as a result of timing differences associated with the payment of certain tax obligations. These amounts were partially offset by cash flows provided by operating activities primarily due to a $46.5 million decrease in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues.

Investing Activities: Cash flows provided by investing activities for the six months ended June 30, 2005 were $92.5 million. Cash flows used in investing activities for the six months ended June 30, 2004 were $79.7 million.

Significant cash flows provided by investing activities for the six months ended June 30, 2005 included a $206.6 million decrease in restricted funds, primarily due to the release of the proceeds related to the 2004 sales of OVEC and the Lincoln generation facility, and $13.4 million in proceeds, primarily related to the sale of the Hagerstown, Maryland property. These amounts were partially offset by $126.6 million in capital expenditures.

Significant cash flows used in investing activities for the six months ended June 30, 2004 included $118.5 million in capital expenditures. This amount was partially offset by a $26.8 million decrease in restricted funds and $13.7 million in proceeds from the sale of various non-core assets.

Financing Activities: Cash flows used in financing activities for the six months ended June 30, 2005 and 2004 were $281.9 million and $317.3 million, respectively.

Significant cash flows used in financing activities for the six months ended June 30, 2005 included $443.1 million in payments for the retirement of long-term debt, primarily due to the June 16, 2005 refinancing of the prior credit facility and repayments of the prior AE Supply loan related to the sale of OVEC and the Lincoln Generating Facility. This amount was partially offset by $160.0 million (net of $9.0 million related to debt issuance costs) in proceeds from the issuance of long-term debt, primarily used to refinance the outstanding borrowings under the prior credit facility.

Significant cash flows used in financing activities for the six months ended June 30, 2004 included $1,858.6 million in payments for the retirement of long-term debt. This amount was partially offset by $1,594.9 million (net of $28.1 million related to debt issuance costs) in proceeds from the issuance of long-term debt. Both amounts were primarily related to the March 8, 2004 refinancing of the Borrowing Facilities.

Monongahela

Monongahela’s cash flows from operating activities primarily result from the sale of electricity and gas. Future cash flows will be affected by, among other things, the impact that the economy, weather, customer choice and future regulatory proceedings have on revenues, future demand and market prices for energy, Monongahela’s ability to obtain and provide its customers with power at competitive prices as well as the potential sale of Mountaineer’s business.

Internal generation of cash, consisting of cash flows provided by operating activities reduced by common and preferred dividends, was $77.2 million for the six months ended June 30, 2005 compared with $51.1 million for the same period in 2004.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows provided by operating activities for the six months ended June 30, 2005 were $79.8 million, consisting of discontinued operations and non-cash charges of $30.4 million, net income of $24.8 million and changes in certain assets and liabilities of $24.6 million. Cash flows provided by operating activities for the six months ended June 30, 2004 were $66.9 million, consisting of non-cash charges of $86.0 million and $6.9 million of net income, partially offset by changes in certain assets and liabilities of $26.0 million.

The changes in certain assets and liabilities for the six months ended June 30, 2005 resulted in an increase in operating cash flows of $24.6 million. Operating cash flows were provided primarily by a $33.0 million change in accounts payable to affiliates, net, primarily as a result of timing differences associated with the payment of certain obligations, and a $7.5 million decrease in prepaid taxes, primarily as a result of timing differences associated with the payment of certain tax obligations. This amount was partially offset by cash flows used for operating activities primarily as a result of a $14.2 million change in taxes receivable/accrued, net, primarily as a result of timing differences associated with the payment of certain tax obligations, and a $9.5 million increase in collateral deposits, primarily as a result of collateral requirements of PJM related to the Ohio customers.

The changes in certain assets and liabilities for the six months ended June 30, 2004 resulted in a decrease in operating cash flows of $26.0 million. Operating cash flows were used primarily for a $37.5 million change in taxes receivable/accrued, net, primarily as a result of timing differences associated with the payment of certain tax obligations, and a $16.1 million change in accounts payable to affiliates, net, primarily as a result of timing differences associated with the payment of certain obligations. These amounts were partially offset by cash flows provided by operating activities primarily due to a $17.0 million decrease in materials, supplies and fuel inventory, primarily as a result of seasonal fuel usage, and a $16.5 million decrease in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues.

Investing Activities: Cash flows used in investing activities for the six months ended June 30, 2005 and 2004 were $30.5 million and $33.9 million, respectively, consisting primarily of capital expenditures.

Financing Activities: Cash flows used in financing activities for the six months ended June 30, 2005 were $45.5 million. Cash flows provided by financing activities for the six months ended June 30, 2004 were $0.8 million.

Significant cash flows used in financing activities for the six months ended June 30, 2005 were for an increase in a note receivable from an affiliate and cash dividends paid on preferred stock.

Significant cash flows provided by financing activities for the six months ended June 30, 2004 were for $117.3 million (net of $2.4 million related to debt issuance costs) in proceeds from the issuance of long-term debt. This amount was partially offset by $53.6 million in net repayments on short-term debt, an increase of $47.3 million on a note receivable from an affiliate and $15.7 million in cash dividends paid on preferred and common stock.

Potomac Edison

Potomac Edison’s cash flows from operating activities primarily result from the sale of electricity. Future cash flows will be affected by, among other things, the impact that the economy, weather and future regulatory proceedings have on revenues, future demand and market prices for energy, as well as Potomac Edison’s ability to obtain and provide its customers with power at competitive prices.

Internal generation of cash, consisting of cash flows provided by operating activities reduced by common dividends, was $19.1 million for the six months ended June 30, 2005 compared with $54.5 million for the same period in 2004.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows provided by operating activities for the six months ended June 30, 2005 were $50.2 million, consisting of net income of $35.1 million and non-cash charges of $22.2 million, partially offset by changes in certain assets and liabilities of $7.1 million. Cash flows provided by operating activities for the six months ended June 30, 2004 were $71.2 million, consisting of net income of $24.8 million and non-cash charges of $28.6 million and changes in certain assets and liabilities of $17.8 million.

The changes in certain assets and liabilities for the six months ended June 30, 2005 resulted in a decrease in operating cash flows of $7.1 million. Operating cash flows were used primarily for an $8.3 million decrease in accounts payable to affiliates, net, primarily as a result of timing differences associated with the payment of certain obligations, and an $8.1 million decrease in collateral deposits held, primarily as a result of reduced collateral requirements under an affiliate power agreement. These amounts were partially offset by cash flows provided by operating activities primarily due to a $6.3 million increase in accounts payable and a $5.3 million decrease in prepaid taxes, each primarily as a result of timing differences associated with the payment of certain obligations.

The changes in certain assets and liabilities for the six months ended June 30, 2004 resulted in an increase in operating cash flows of $17.8 million. Operating cash flows were provided primarily by a $7.9 million increase in collateral deposits held, primarily as a result of collateral requirements under an affiliate power agreement, a $7.2 million increase in accounts payable, primarily as a result of timing differences associated with the payment of certain obligations, and a $5.9 million decrease in accounts receivable, net, primarily due to the timing and volume of unbilled utility revenues. These amounts were partially offset by cash flows used for operating activities primarily as a result of a $5.7 million decrease in accounts payable to affiliates, net, primarily as a result of timing differences associated with the payment of certain obligations.

Investing Activities: Cash flows used in investing activities for the six months ended June 30, 2005 and 2004 were $14.2 million and $31.1 million, respectively. Significant cash flows used in investing activities for both periods were for capital expenditures. The six months ended June 30, 2005 amount also included $10.6 million in proceeds resulting from the sale of the Hagerstown, Maryland property and a source of $8.1 million resulting from a decrease in restricted funds due to reduced collateral requirements related to an affiliate power agreement.

Financing Activities: Cash flows used in financing activities for the six months ended June 30, 2005 and 2004 were $33.1 million and $35.0 million, respectively. Significant cash flows used in financing activities for both periods were for cash dividends paid on common stock. The six months ended June 30, 2004 amount also included a use of $18.2 million for an increase in a note receivable from an affiliate.

AGC

AGC’s cash flows from operating activities primarily result from the sale of electricity. Future cash flows will be affected by, among other things, the impact that the economy and weather have on revenues, future demand and market prices for energy.

Internal generation of cash, consisting of cash flows provided by operating activities reduced by common dividends, was $13.6 million for the six months ended June 30, 2005 compared with $7.1 million for the same period in 2004.

Operating Activities: Changes in cash flows from operations are generally consistent with changes in results of operations and are further impacted by changes in working capital. Net income before depreciation and amortization expense is a significant component of cash flows from operating activities.

Cash flows provided by operating activities for the six months ended June 30, 2005 were $20.8 million, consisting of net income of $15.1 million, non-cash charges of $5.1 million and changes in certain assets and liabilities of $0.6 million. Cash flows provided by operating activities for the six months ended June 30, 2004 were $19.6 million, consisting of net income of $12.8 million, non-cash charges of $5.6 million and changes in certain assets and liabilities of $1.2 million.

The changes in certain assets and liabilities for the six months ended June 30, 2005 resulted in an increase in operating cash flows of $0.6 million. Operating cash flows were provided primarily by a $0.5 million change in accounts receivable due from/payable to affiliates, net, as a result of timing differences associated with the payment of certain obligations.

The changes in certain assets and liabilities for the six months ended June 30, 2004 resulted in an increase in operating cash flows of $1.2 million. Operating cash flows were provided primarily by a $3.7 million change in accounts receivable due from/payable to affiliates, net, as a result of timing differences associated with the payment of certain obligations.

Investing Activities: Cash flows used in investing activities for the six months ended June 30, 2005 and 2004 were $4.4 million and $1.7 million, respectively, consisting of capital expenditures.

Financing Activities: Cash flows used in financing activities for the six months ended June 30, 2005 were $22.2 million consisting of a $15.0 million payment on a note payable to parent and $7.2 million of cash dividends paid on common stock. Cash flows used in financing activities for the six months ended June 30, 2004 were $12.5 million consisting of cash dividends paid on common stock.

Change in Credit Ratings

On February 17, 2005, S&P upgraded its credit rating of AE Supply’s Senior Secured Debt (referred to as the prior AE Supply loan) and the secured portion of the Amended A-Notes to “BB-” from “B+.” S&P’s outlook for AE and its subsidiaries remains positive.

On February 24, 2005, Moody’s Investors Service (“Moody’s”) upgraded its credit rating for AE’s Senior Unsecured Debt to “B1” from “B2.” Moody’s also upgraded its credit rating for AE Supply’s Senior Secured Debt to “Ba3” from “B1” and upgraded its credit rating for AE Supply’s Senior Unsecured Debt to “B2” from “B3.” Moody’s also upgraded its credit rating for AGC’s Senior Unsecured Debt to “B2” from “B3.” Moody’s upgraded its outlook for Monongahela, Potomac Edison and West Penn to positive from stable, making the rating outlook for all of Allegheny’s rated entities positive.

On February 25, 2005, Fitch IBCA Ratings Services revised its outlook of AE, AE Supply and AGC to positive from stable.

On April 19, 2005 S&P issued a new short-term credit rating for AE of “B2.” S&P reiterated its positive outlook for AE.

On May 9, 2005, S&P raised all of its credit ratings for AE and its subsidiaries (except for AE’s short-term rating and West Penn’s Transition Bonds). AE’s corporate rating was raised from “B+” to “BB-.” The ratings for Senior Unsecured Debt of AE, AE Supply and AGC and for Monongahela’s preferred equity were raised from “B-” to “B.” The ratings for the Senior Unsecured Debt of Monongahela and Potomac Edison were raised from “B” to “B+.” The rating for the Senior Unsecured Debt of West Penn was raised from “B+” to “BB-.” The rating for the Senior Secured Debt of AE Supply was raised from “BB-” to “BB.” The ratings for First Mortgage Bonds issued by Monongahela and Potomac Edison were raised from “BB+” to “BBB-.” S&P’s outlook for AE and its subsidiaries remains positive.

On June 3, 2005, Moody’s upgraded all of its credit ratings for AE and its subsidiaries (except West Penn’s Transition Bonds). AE’s Senior Unsecured Debt rating was raised from “B1” to “Ba2.” AE Supply’s and AGC’s Senior Unsecured Debt rating was raised from “B2” to “Ba3.” AE Supply’s Senior Secured Debt rating and AE Supply Statutory Trust’s Senior Secured Debt rating were raised from “Ba3” to “Ba2.” The rating for Monongahela’s First Mortgage Bonds was raised from “Ba1” to “Baa3.” Monongahela’s Senior Unsecured Debt rating was raised from “Ba2” to “Ba1.” Monongahela’s Preferred Stock rating was raised from “B1” to “Ba3.” The rating for Potomac Edison’s First Mortgage Bonds was raised from “Ba1” to “Baa2.” Potomac Edison’s Senior Unsecured Debt rating was raised from “Ba2” to “Baa3.” West Penn’s Senior Unsecured Debt was raised from “Ba1” to “Baa3.” Moody’s outlook for AE and its subsidiaries is stable.

On June 13, 2005, Moody’s assigned a new Corporate Family rating of “Ba1” for AE and a new Liquidity rating of “SGL-2” for AE. Moody’s reiterated its stable outlook for AE and its subsidiaries.

On July 8, 2005, Fitch upgraded the Senior Secured Debt rating of AE Supply from “BB-” to “BB.” AE Supply’s Senior Unsecured Debt rating and AGC’s Senior Unsecured Debt rating were raised from “B-” to “B+.” Fitch reiterated its positive outlook for AE, AE Supply and AGC

The following table lists Allegheny’s credit ratings, as of August 5, 2005:

	Moody’s		S & P	Fitch
Outlook	Stable		Positive	Positive/Stable (a)
AE:
Corporate Credit Rating	Ba1	(b)	BB-	NR
Senior Unsecured Debt	Ba2		B	BB-
Short-term Rating	SGL-2	(c)	B2	NR

AE Supply:
Senior Unsecured Debt	Ba3		B	B+
Senior Secured Debt	Ba2		BB	BB
Pollution Control Bonds	NR		NR	AAA
AE Supply Statutory Trust (secured)	Ba2		BB	BB

Monongahela:
First Mortgage Bonds	Baa3		BBB-	BBB
Senior Unsecured Debt	Ba1		B+	BBB-
Preferred Stock	Ba3		B	BB+

Potomac Edison:
First Mortgage Bonds	Baa2		BBB-	BBB
Senior Unsecured Debt	Baa3		B+	BBB-

West Penn:
Transition Bonds	Aaa		AAA	AAA
Senior Unsecured Debt	Baa3		BB-	BBB-

AGC:
Senior Unsecured Debt	Ba3		B	B+

(a)	Rating outlook positive for AE, AE Supply and AGC. All other entities are stable.
(b)	Corporate Family rating
(c)	Liquidity rating

OTHER MATTERS

Critical Accounting Policies

A summary of Allegheny’s critical accounting policies is included under Item 8, Note 2, Basis of Presentation, in the 2004 Annual Report on Form 10-K. Allegheny’s critical accounting policies have not changed materially from those reported in the 2004 Annual Report on Form 10-K.

REGULATORY MATTERS

See, Item 1, “Regulatory Framework Affecting Allegheny” in the 2004 Annual Report on Form 10-K for a summary of regulatory matters.

Federal Legislation, Regulation and Rate Matters

Beginning in November 2003, FERC issued a series of orders related to transmission rate design for the PJM and Midwest Independent Transmission System Operator regions. Specifically, FERC ordered the elimination of multiple and additive (i.e., “pancaked”) rates and called for the implementation of a long-term rate design for the region. In November 2004, FERC rejected long-term regional rate proposals from the Distribution Companies and others. FERC concluded that neither of the rate design proposals, nor the existing PJM rate design, had been shown to be just and reasonable. However, FERC ordered the continuation of the existing rate design and the implementation of a transition charge for this region through March 31, 2006. FERC also authorized three transmission owners to submit filings that would enable them to assess additional transition charges against the Distribution Companies and other utilities in PJM. In February 2005, FERC accepted these transition charges, effective December 1, 2004, subject to an evidentiary hearing regarding the data and methodology used to determine the charges and proposed adjustments. Allegheny estimates that these additional charges will result in net transmission charges to the Distribution Companies of approximately $2.8 million for the seven-month period ended June 30, 2005 and approximately $5.4 million for the remaining nine-month period ended March 31, 2006. The order expected to be issued by FERC may require the Distribution Companies to refund some portion of the amounts received from these transition charges or entitle the Distribution Companies to receive additional revenue from these charges. In addition, the Distribution Companies may be required to pay additional amounts as a result of surcharges imposed on the transition charges previously billed to the Distribution Companies. In a May 2005 order, FERC again determined that the existing PJM rate design may not be just and reasonable. A hearing is scheduled for April 2006 to determine whether the rate design is just and reasonable.

Substantially all of Allegheny’s generation assets and power supply obligations are located within the PJM market. Any changes in PJM policies and/or market rules, including changes that are currently under consideration by FERC, could adversely affect Allegheny’s financial results. These matters include proposed revisions to PJM’s tariff concerning the auction of financial transmission rights and the allocation mechanism for the auction revenues; changes in transmission congestion patterns due to the proposed implementation of PJM’s regional transmission expansion planning protocol or other required transmission system upgrades; and new generation retirement rules and reliability pricing issues.

By September 30, 2005, AE Supply, the Distribution Companies and other Allegheny entities that have market-based rate authority granted by FERC are required to file a triennial analysis of market power with FERC. This filing is required as a condition to continuing to sell electric energy at wholesale and market rates.

State Legislation, Regulation and Rate Matters

Pennsylvania: In November 2003, West Penn requested approval to issue additional transition bonds up to amounts originally authorized to securitize the portion of West Penn’s stranded costs that are not recoverable on a timely basis due to operation of the generation rate cap. In September 2004, West Penn, the Pennsylvania Office of Consumer Advocate, the Office of Small Business Advocate and The West Penn Power Industrial Intervenors filed a Joint Petition for Settlement and for Modification of the 1998 Restructuring Settlement (the “Joint Petition”). In March 2005, the parties filed an amendment to the Joint Petition, adding additional parties. On April 21, 2005, the Pennsylvania Public Utility Commission approved the amended Joint Petition, which allows West Penn to securitize up to $115 million of additional transition costs (including the deferred portion of the competitive transition charge (“CTC”) from 1999 through 2004) through the issuance of transition bonds. Distribution rate caps will be extended from 2005 to 2007, and generation rate caps will be extended from 2008 to 2010, with additional generation rate increases occurring in 2007, 2009 and 2010. These increases will gradually move generation rates closer to market-based rates. According to the terms of the amended Joint Petition, a Request for Proposal for full requirements wholesale electric power supply to serve load in 2009 and 2010 was issued May 31, 2005 with bids due July 20, 2005. AE Supply was the successful bidder and was awarded the contract on July 21, 2005.

Ohio: In July 2003, PUCO authorized Monongahela to issue a request for proposals for wholesale power to supply approximately 130 MW of new standard market-based retail rate service to its large industrial and commercial customers and to its street lighting customers. In October 2003, PUCO denied approval of the wholesale bid and new retail rates and froze the current fixed rates for these customer classes until December 31, 2005. In February 2004, Monongahela appealed PUCO’s decision to the Ohio Supreme Court. On December 30, 2004, the Ohio Supreme Court affirmed PUCO’s October 2003 order extending Monongahela’s rate freeze for large commercial and industrial customers past the end of 2003.

In February 2004, Monongahela filed for an injunction in federal court seeking to recover, in retail rates, its costs of purchasing power in the wholesale market. In May 2004, the court partially granted Monongahela’s request, ruling that the Ohio legislation adopted in 1999 to restructure the electric utility industry was unconstitutional to the extent it did not permit Monongahela to make a claim with PUCO that its rates are confiscatory. Monongahela requested reconsideration of the court’s order, which the court partially granted by retaining jurisdiction over this matter. PUCO initiated a proceeding in compliance with the federal court’s directive. In June 2004, Monongahela filed its application for rate relief, which PUCO denied in December 2004 with respect to certain large industrial and commercial customers and street lighting customers. Monongahela requested rehearing of PUCO’s ruling on January 7, 2005, which was denied. Monongahela appealed this ruling on February 25, 2005. On January 12, 2005, Monongahela renewed its request for a preliminary injunction against PUCO in federal court. If these challenges are not successful, Monongahela’s current rates for these customer classes will be fixed through December 31, 2005.

Since January 2004, Monongahela has been purchasing power at PJM market prices for these customers and anticipates that the price for that power will continue to be higher than the current retail generation rates it charges customers. Monongahela has expensed $5.2 million and $2.3 million of costs in excess of its rates for the three months ended June 30, 2005 and 2004, respectively, and $10.9 million and $4.9 million for the six months ended June 30, 2005 and 2004, respectively, pending the final outcome of Monongahela’s legal challenges.

In July 2004, Monongahela filed a proposal with PUCO for a competitive bidding process, similar to the 2003 request for proposal (“RFP”) process, for the procurement of supply for all customers beginning on January 1, 2006, when Monongahela’s frozen rate standard service offer expires. In April 2005, PUCO issued a ruling directing Monongahela to re-file its RFP with minor modifications within thirty days to permit final review by PUCO in time to allow Monongahela the requested four months to conduct the bidding process and provide adequate advance notice to consumers prior to the implementation of the resulting rates on January 1, 2006. In addition, the ruling established a procedural schedule, including a hearing on June 28, to determine the reasonableness of the Administrative Adder requested by Monongahela. Monongahela filed the modified RFP in May 2005. On June 14, 2005, PUCO directed Monongahela to begin discussions with American Electric Power’s (AEP) Columbus Southern division regarding the transfer of Monongahela’s Ohio service territory to AEP. PUCO directed Monongahela and AEP to jointly file a report on the outcome of these discussions within fourteen days. On June 28 Monongahela and AEP filed an update with PUCO indicating that further time was needed and that a follow-up report [would be filed on July 15, 2005.] As a result of this directive, the hearing scheduled for June 28 was continued and the ruling on Monongahela’s modified RFP has been postponed by PUCO.

Maryland: In May 2005, the Maryland PSC initiated a policy review proceeding to consider statewide options for Type II standard offer service (“SOS”) after current settlement expirations. Type II SOS is a generation service currently provided by utilities to larger-sized commercial and industrial customers. A settlement agreement, signed by many of the parties, was filed with the Maryland PSC in June. The Maryland PSC is conducting meetings regarding the settlement agreement as part of its approval process. The market price SOS currently provided to Potomac Edison’s Type II non-residential SOS customers will expire December 31, 2006. The proposed settlement extends Potomac Edison’s Type II SOS for seventeen months, from January 1, 2007 through May 31, 2008. Substantially all other terms and conditions for providing this SOS are the same as previously approved by the Maryland PSC.

West Virginia: On May 24, 2005 Monongahela and Potomac Edison filed an application with the West Virginia PSC requesting approval to issue $382 million in environmental control bonds to raise capital for the installation of pollution control equipment at the Fort Martin generating station located near Morgantown, West Virginia. Monongahela and Potomac Edison have proposed to secure these environmental control bonds with the rights to collect an environmental control charge from customers over the term of the bonds. This securitized financing is permitted under newly enacted legislation that was signed into law in West Virginia on May 4, 2005.

On July 29, 2005, a joint stipulation and settlement agreement was filed with the West Virginia PSC in connection with the sale of Mountaineer and Allegheny’s other natural gas operations in West Virginia. The settlement submitted to the West Virginia PSC provides for a base rate increase of $15.33 million, effective November 1, 2005, and an additional increase of $2 million on November 1, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Allegheny’s primary market risk exposures are associated with interest rates and commodity prices. Allegheny has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures.

A summary of Allegheny’s market risks is included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the 2004 Annual Report on Form 10-K. Allegheny’s market risks have not changed materially from those reported in the 2004 Annual Report on Form 10-K.

As reported in the 2004 Annual Report on Form 10-K, Allegheny uses various methods to measure their exposure to market risk on a daily basis, including a value at risk model (“VaR”). Allegheny calculates VaR using the full term of all remaining positions being marked-to-market. This calculation is based upon management’s best estimates and modeling assumptions, which could materially differ from actual results. As of June 30, 2005 and December 31, 2004, this calculation yielded a VaR of $0.3 million.

ITEM 4. CONTROLS AND PROCEDURES

See, Item 9a, “Controls and Procedures,” in the 2004 Annual Report on Form 10-K for additional information relating to Controls and Procedures.

Disclosure Controls and Procedures. Each registrant carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the principal executive officer and principal financial officer of each registrant have concluded that the applicable registrant’s disclosure controls and procedures as of the Evaluation Date were effective to ensure that (a) material information relating to each registrant is accumulated and made known to the registrant’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure and (b) is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting. There have been no changes in the registrants’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting during the three months ended June 30, 2005.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15, “Commitments and Contingencies,” to the Consolidated Financial Statements for AE for information about legal proceedings. In addition, the registrants from time to time are involved in litigation and other legal disputes in the ordinary course of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AE’s annual meeting of stockholders was held on May 12, 2005. At the annual meeting, votes were taken for: (1) the election of directors; (2) ratification of the appointment of PricewaterhouseCoopers LLP as Allegheny’s independent registered public accounting firm; (3) a stockholder proposal requiring management to retain stock; (4) a stockholder proposal regarding an independent board chairman; (5) a stockholder proposal to discourage any overextended directors and (6) a stockholder proposal regarding performance-based options.

AE’s stockholders elected H. Furlong Baldwin, Eleanor Baum, Paul J. Evanson, Cyrus F. Freidheim, Jr., Julia L. Johnson, Ted J. Kleisner, Steven H. Rice, Gunnar E. Sarsten and Michael H. Sutton to serve on the Board of Directors for one-year terms, which will expire in 2006. Stockholders ratified the appointment of PricewaterhouseCoopers LLP as Allegheny’s independent registered public accounting firm. The stockholders did not approve any of the stockholder proposals.

The following tables provide details regarding the number of votes cast by AE’s stockholders with respect to each of the matters indicated above.

Election of directors:

Nominees for Director	Votes For	Votes withheld
H. Furlong Baldwin	93,866,671	2,404,825
Eleanor Baum	93,836,649	2,404,825
Paul J. Evanson	93,958,181	2,404,825
Cyrus F. Freidheim, Jr.	93,903,982	2,404,825
Julia L. Johnson	93,933,896	2,404,825
Ted J. Kleisner	93,893,871	2,404,825
Steven H. Rice	93,876,121	2,404,825
Gunnar E. Sarsten	93,850,787	2,404,825
Michael H. Sutton	93,919,407	2,404,825

Other items as described above:

Item	Votes For	Votes Against	Abstentions	Broker Non-Votes
(2)	93,821,957	1,362,563	1,113,589	0
(3)	22,215,629	46,595,190	2,234,632	25,252,658
(4)	16,456,818	52,790,492	1,798,141	25,252,658
(5)	14,500,361	53,975,493	2,569,597	25,252,658
(6)	25,269,607	43,840,324	1,935,520	25,252,658

Potomac Edison. At the annual meeting of the stockholders of Potomac Edison held on April 26, 2005, a vote was taken for the election of directors. The total number of votes cast was 22,385,000, with all votes being cast for the election of the following directors: Paul J. Evanson; Joseph H. Richardson and Jeffrey D. Serkes.

Monongahela . At the annual meeting of the stockholders of Monongahela held on April 26, 2005, a vote was taken for the election of directors. The total number of votes cast was 5,891,000, with all votes being cast for the election of the following directors: Paul J. Evanson, Joseph H. Richardson and Jeffrey D. Serkes.

AGC. At the annual meeting of the stockholders of AGC held on February 23, 2005, a vote was taken for the election of directors. The total number of votes cast was 1,000, with all votes being cast for the election of the following directors: Paul J. Evanson, John P. Campbell and Jeffrey D. Serkes.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Allegheny Energy, Inc.

Documents
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

Monongahela Power Company

Documents
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

The Potomac Edison Company

Documents
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

Allegheny Generating Company

Documents
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY, INC.

Date: August 5, 2005	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Senior Vice President and Chief Financial Officer

MONONGAHELA POWER COMPANY

Date: August 5, 2005	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Vice President and Principal Financial Officer

THE POTOMAC EDISON COMPANY

Date: August 5, 2005	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Vice President and Principal Financial Officer

ALLEGHENY GENERATING COMPANY

Date: August 5, 2005	By:	/s/ Jeffrey D. Serkes
Jeffrey D. Serkes Vice President and Principal Financial Officer